Form 10-Q
period 2013-03-31
Health Insurance Innovations, Inc.
filed 2013-05-15
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-35811

Health Insurance Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15438 N. Florida Avenue, Suite 201 Tampa, FL	33613
(Address of Principal Executive Offices)	(Zip Code)

(877) 376-5831

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 10, 2013 the registrant had 5,295,167 shares of Class A common stock, $0.001 par value, outstanding and 8,566,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets (unaudited)

($ in 000’s, except share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$31,062	$750
Cash held on behalf of others	4,016	3,839
Credit card transactions receivable	661	588
Short-term investments	18,906	—
Accounts receivable	164	273
Advanced commissions	539	297
Prepaid expenses and other current assets	612	217

Total current assets	55,960	5,964

Property and equipment, net of accumulated depreciation	245	213
Capitalized offering costs	—	1,819
Goodwill	5,906	5,906
Intangible assets, net of accumulated amortization	3,734	3,959
Deferred tax assets	1,266	—
Other assets	28	100

Total assets	$67,139	$17,961

Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable and accrued expenses	$1,482	$2,062
Carriers and vendors payable	2,993	2,790
Commissions payable	1,553	1,533
Current portion of long-term debt	—	813
Current portion of noncompete obligation	142	155
Income taxes payable	2,319	—
Due to member of Health Plan Intermediaries, LLC	—	773
Other current liabilities	301	345

Total current liabilities	8,790	8,471

Long-term debt, less current portion	—	2,481
Noncompete obligation	613	626
Due to related parties pursuant to tax receivable agreement	377	—
Other liabilities	54	45

Total liabilities	9,834	11,623

Commitments and contingencies

Stockholders’/member’s equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,295,167 shares issued and outstanding)	5	—
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	—
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Additional paid-in capital	23,374	—
Accumulated deficit	(4,059)	—
Member’s equity of Health Plan Intermediaries, LLC	—	6,335
Noncontrolling interests	37,976	3

Total stockholders’/member’s equity	57,305	6,338

Total liabilities and stockholders’/member’s equity	$67,139	$17,961

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

($ in 000’s, except per share data)

	Three months ended March 31,
	2013	2012
Revenues (premium equivalents of $22,084 and $15,733 for the three months ended March 31, 2013 and 2012, respectively)	$12,471	$8,523

Third-party commissions	8,037	5,740
Credit cards and ACH fees	265	210
Contract termination expense	5,500	—
General and administrative expenses	4,308	1,423
Depreciation and amortization	244	271

Total operating costs and expenses	18,354	7,644

(Loss) income from operations	$(5,883)	$879

Other expense (income):
Interest expense	38	65
Other expense (income)	428	(6)

Net (loss) income before income taxes	(6,349)	820
Provision for income taxes	1,053	—

Net (loss) income	(7,402)	820
Net loss attributable to noncontrolling interests	(3,343)	—

Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$(4,059)	$820

Per share data:
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.86)

Diluted	$(0.86)

Weighted average shares outstanding
Basic	4,717,731
Diluted	4,717,731

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Member’s/Stockholders’ Equity (unaudited)

($ in 000’s, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock
	Member’s Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Noncontrolling Interests	Total Stockholders’/ Member’s Equity
Balance as of January 1, 2012	$6,996	$—	—	$—	—	$—	$—	$—	$—	$6,996
Net income	3,349	(89)	—	—	—	—	—	—	—	3,260
Contribution from minority partner	—	92								92
Distributions	(4,010)	—	—	—	—	—	—	—	—	(4,010)

Balance as of December 31, 2012	$6,335	$3	—	$—	—	$—	$—	$—	$—	$6,338

Net loss	(248)	(11)	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	(171)

Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	5,918
Effects of intial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	5,918	—

Balance as of February 13, 2013	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013	—	—	—	—	—	—	—	(4,059)	(3,084)	(7,143)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,751	—	—	57,756
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	36,444	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	—	100,000	—	—	—	1,302	—	—	1,302
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	(1,302)	(1,302)
Issuance of Class A common stock under equity compensation plans	—	—	528,500	—	—	—	774	—	—	774

Balance as of March 31, 2013	$—	$—	5,295,167	$5	8,566,667	$9	$23,374	$(4,059)	$37,976	$57,305

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (unaudited)

($ in 000’s)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(7,402)	$820
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	774	—
Depreciation and amortization	244	271
Loss on extinguishment of debt	71	—
Amortization of deferred financing costs	7	12
Benefit for deferred taxes	(1,266)	—
Changes in operating assets and liabilities:
(Increase) decrease in cash held on behalf of others	(177)	53
(Increase) decrease in credit card transactions receivable	(73)	99
Decrease in accounts receivable	109	54
Increase in advanced commissions	(242)	(84)
(Increase) decrease in prepaid expenses and other assets	(395)	10
Increase (decrease) in carriers and vendors payable	203	(150)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(103)	167
Increase (decrease) in commissions payable	20	(25)
Increase in due to related parties pursuant to tax receivable agreement	377	—
Increase in income taxes payable	2,319	—
Decrease in amounts due to member of Health Plan Intermediaries, LLC	—	(126)

Net cash (used in) provided by operating activities	(5,534)	1,101

Investing activities:
Acquisitions of short-term investments	(18,906)	—
Purchases of property and equipment	(51)	(21)
Loans to distributors	(60)	(100)
Proceeds from repayment of loans to distributors	59	50
Payments for deposits	(7)	—

Net cash used in investing activities	(18,965)	(71)

Financing activities:
Repayments of notes payable	(51)	—
Repayments of long-term debt	(3,294)	(188)
Payments under noncompete obligation	(26)	—
Distributions to member of Heath Plan Intermediaries, LLC	(944)	(68)
Payments for equity issuance	(1,643)	(78)
Payments under capital leases	(1)	(1)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	60,760	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	1,302	—
Purchase of Series B Membership interests	(1,302)	—
Contributions from noncontrolling interests	10	—

Net cash provided by (used in) financing activities	54,811	(335)

Net increase in cash and cash equivalents	30,312	695
Cash and cash equivalents at beginning of period	750	618

Cash and cash equivalents at end of period	$31,062	$1,313

Supplemental disclosure of non-cash investing and financing activities:
Capitalized equity issuance costs in accounts payable	$352	$—

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII.

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. Our main product, short-term medical (“STM”) insurance, is an alternative to traditional individual major medical plans and generally offers comparable benefits for qualifying individuals. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies; market them to individuals through a network of distributors; and manage the member relationship through customer service agents. Our sales are primarily executed online and offer real-time fulfillment through our proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are referred to as “members,” at the time of sale. In certain cases, premiums are collected from the distributor. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

Our History

Our business began operations in 2008, and historically, we operated through HPI. In August 2008, Naylor Group Partners, LLC (“Naylor”) made a capital contribution to HPI in exchange for a 50% ownership interest in HPI. In September 2011, HPI purchased all of the units owned by Naylor for $5.3 million plus financing costs of $135,000. HPI financed a portion of the purchase price by entering into a loan agreement with a bank for $4.3 million. The remaining purchase price was funded with HPI cash and a contribution from Michael Kosloske (“Mr. Kosloske”), our Chairman, President and Chief Executive Officer. Following the purchase, Mr. Kosloske became the sole member of HPI.

Our Reorganization and the IPO

In anticipation of our recently completed IPO, on November 7, 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI.

Health Insurance Innovations, Inc. was incorporated in the State of Delaware on October 26, 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 6 for more information about the IPO.

Our Organizational Structure after the IPO

Health Insurance Innovations, Inc. has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, Health Insurance Innovations, Inc. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of March 31, 2013, Mr. Kosloske beneficially owns 61.8% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company, and has effective control over the outcome of votes on all matters requiring approval by our stockholders.

Health Insurance Innovations, Inc. is a holding company owning as its principal asset Series A Membership Interests in

HPIH. HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to Health Insurance Innovations, Inc., as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”) (a subsidiary of HPI that was formed on October 31, 2012 in connection with the IPO), entities beneficially owned by Mr. Kosloske. As of March 31, 2013, (i) the Series A Membership Interests held by Health Insurance Innovations, Inc. represent 38.2% of the outstanding membership interests, 38.2% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 61.8% of the outstanding membership interests, 61.8% of the economic interests and no voting interest in HPIH.

Pursuant to and subject to the terms of an exchange agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

For greater detail regarding our organizational structure, our capitalization, the exchange agreement referenced above and related matters, see “Item 1. Business—Our History and the Reorganization of Our Corporate Structure” set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of Series B Membership Interests. Pursuant to and subject to the terms of the exchange agreement and the amended and restated limited liability company agreement of Health Plan Intermediaries Holdings, LLC, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

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

Tax Receivable Agreement

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

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests (currently HPI and HPIS, which are beneficially owned by Mr. Kosloske). The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of any possible future increases in tax basis described above and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is our obligation and not an obligation of HPIH. We will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless the agreement is terminated early, as described below. For further information on the tax receivable agreement, see Note 13.

Basis of Presentation

The consolidated financial statements reflect the results of operations of HPI through the closing of the IPO on February 13, 2013, and HII subsequent to the IPO.

The consolidated financial statements include our accounts and those of our majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2012 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, including the consolidated financial statements and accompanying notes.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of HII. We report consolidated net income or loss separately as the amounts of consolidated net income or loss attributable to us and noncontrolling interests.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

Significant Accounting Policies

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The cash we receive from payments by members are referred to as “premium equivalents.” We report revenues net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish the allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations was $77,000 and as of March 31, 2013 and December 31, 2012.

Revenue is earned at the time of sale. Commission rates for all of our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between us and the individual carrier or vendor. Risk premiums, representing the amounts due to and remitted to our carriers, are typically reported and remitted to insurance carriers on the 15t h day of the month following the end of the month in which they are collected.

In concluding that revenues should be reported on a net basis, we considered Financial Accounting Standards Board (“FASB”) requirements and whether we have the responsibility to provide the goods or services to the customer or if it relies on a supplier to provide the goods or services to the customer. We are not the ultimate party responsible for providing the insurance coverage or discount benefits to the member and, therefore, we are not the primary obligor in the arrangement. The supplier, or insurance carrier, bears the risk for that insurance coverage. We therefore report our revenues net of amounts paid to its contracted insurance carrier companies and discount benefit vendors.

Third-party Commissions

We utilize a broad network of licensed third-party distributors to sell the plans that we develop. We pay commissions that vary by the type of policy to these distributors based on a percentage of the policy premiums. We also pay fees to the distributors for discount benefit plans issued.

Cash and cash equivalents and short-term investments

We account for cash on hand and demand deposits with banks and other financial institutions as cash. Short-term, highly liquid investments with original maturities of three months or less are considered cash equivalents. Investments in cash equivalents include, but are not limited to, money market accounts and certificates of deposit with maturities of three months or less.

Periodically, we invest cash on hand in other short-term, highly-liquid investments. Such investments that have maturities greater than three months are classified as short-term investments and include, but are not limited to, certificates of deposit with maturities greater than three months, but less than one year, and certain equity securities. See Note 3 for further information on short-term investments.

Cash Held on Behalf of Others

In our capacity as policy administrator, we collect premiums from members and distributors and, after deducting our earned commissions, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. We hold the unremitted funds in a fiduciary capacity in bank accounts until they are disbursed, and the use of such funds is restricted. These unremitted amounts are reported as cash held on behalf of others in the accompanying consolidated balance sheets with the related liabilities reported as carriers and vendors payable and commissions payable. Cash held on behalf of others was $4.0 million and $3.8 million as of March 31, 2013 and December 31, 2012, respectively.

Accounts Receivable

Accounts receivable represent amounts due to us for premiums collected by a third-party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are cancelled retroactively if the payment remains delinquent. We have not experienced any credit losses from accounts receivable and not recognized a provision for uncollectible accounts receivable.

Credit Card Transactions Receivable

Members may pay their policy premiums to us by credit card or through ACH transfers. The credit card vendor remits cash for these transactions to us. Credit card transactions processed by the credit card vendor, but not yet remitted to us, are recorded as credit card transactions receivable. A portion of the amount receivable from these transactions is related to carrier premiums, discount benefit plan fees and third-party commissions. The balance related to carrier premiums, discount benefit plan fees and commissions was $531,000 and $484,000 as of March 31, 2013 and December 31, 2012, respectively, and is included in credit card transactions receivable on the accompanying balance sheets.

We incur fees for these transactions that are expensed as incurred.

Advanced Commissions

Advanced commissions consist of amounts advanced to certain third-party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions from future commissions earned on premiums collected. We have not experienced any credit losses from commission advances and, accordingly, have not recognized any provision for bad debt for the periods presented. A fee for the advanced commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as interest income as earned. The interest income earned from advanced commissions for the three months ended March 31, 2013 and 2012 was $19,000 and $6,000, respectively and is included in other expense (income) on the accompanying consolidated statements of operations. The balance of advanced commissions outstanding was $539,000 and $297,000 as of March 31, 2013 and December 31, 2012, respectively.

Capitalization of Offering Costs

Capitalized offering costs are costs directly attributable to the IPO. Prior to the IPO, we had capitalized $3.0 million of offering costs. Upon closing of the IPO in February 2013, these costs were netted against the proceeds of the IPO; as such, there was no balance of capitalized offering costs as of March 31, 2013. As of December 31, 2012, the balance of capitalized offering costs was $1.8 million.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation, in the accompanying consolidated balance sheets. Depreciation expense for property and equipment was $19,000 and $12,000 for the three months ended March 31, 2013 and 2012, respectively and is computed using the straight-line method over the following estimated useful lives:

Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease term or estimated useful life

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses were recognized for the periods presented.

Goodwill and Other Intangible Assets

Goodwill

Under FASB guidance, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by considering relevant qualitative factors or comparing the fair value of the reporting unit to its carrying amount, including goodwill. Our annual impairment test is performed with a measurement date of October 1. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with FASB guidance.

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

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of the reporting unit to estimate future available debt-free cash flow and discounting estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per FASB guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. We then added debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2012, we determined that the fair value of business exceeded its respective carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from the acquisition of the Naylor units of HPI, as noted above. The changes in the carrying amounts of goodwill were as follows:

Balance as of January 1, 2012	$5,906,000
Goodwill acquired	—
Impariment of goodwill	—

Balance as of December 31, 2012	$5,906,000
Goodwill acquired	—
Impariment of goodwill	—

Balance as of March 31, 2013	$5,906,000

Other intangible assets

Other intangible assets consist of our brand, the carrier network and distributor relationships that were recognized in connection with acquisition purchase accounting, as well as capitalized software and a noncompete agreement. Finite-lived intangible assets are amortized over their useful lives from two to seven years.

Major classes of intangible assets as of March 31, 2013 consisted of the following:

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2	$400,000	$300,000	$100,000
Capitalized software	5	45,000	6,000	39,000
Carrier network	5	40,000	12,000	28,000
Distributor relationships	7	3,610,000	774,000	2,836,000
Noncompete agreement	5	843,000	112,000	731,000

Total intangible assets	6.2	$4,938,000	$1,204,000	$3,734,000

Major classes of intangible assets as of December 31, 2012 consisted of the following:

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2	$400,000	$250,000	$150,000
Capitalized software	5	45,000	4,000	41,000
Carrier network	5	40,000	10,000	30,000
Distributor relationships	7	3,610,000	645,000	2,965,000
Noncompete agreement	5	843,000	70,000	773,000

Total intangible assets	6.2	$4,938,000	$979,000	$3,959,000

Amortization expense for the three months ended March 31, 2013 and 2012 was $225,000 and $259,000, respectively.

Accounting for Income Taxes

Our former operating entity, HPI, was taxed as an S corporation for income tax purposes. Therefore, we were not subject to entity-level federal or state income taxation prior to the IPO. HPIH is currently taxed as a partnership for federal income tax purposes; as a result, the members pay taxes with respect to their allocable shares of each company’s respective net taxable income.

Following the IPO, HPIH continues to operate in the United States as a partnership for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are attributable to HII as reflected in our consolidated financial statements. We use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.

We account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

Fair Value of Financial Instruments

We measure and report financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities is determined by using three levels of input, which are defined as follows:

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

We utilize the market approach to measure the fair value of our financial assets. Our short-term investment in a marketable security, available-for-sale is valued based on Level 1 inputs as it is a publicly-traded mutual fund with a quoted price in an active market. Our noncompete obligation is valued based on Level 2 inputs, and primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, other short-term investments, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of March 31, 2013 approximate fair value because of the short-term duration of these instruments. As of March 31, 2013, our marketable security, available-for-sale and noncompete obligation measured at fair value were as follows:

		Fair Value Measurement as of March 31, 2013
	Carrying Value as of March 31, 2013	Level 1	Level 2	Level 3
Assets:
Marketable security, available-for-sale	$15,000,000	$15,000,000	$—	$—
Liabilities:
Noncompete obligation, including current portion	$755,000	$—	$741,000	$—

As of December 31, 2012, our long-term debt and noncompete obligation measured at fair value were as follows:

		Fair Value Measurement as of December 31, 2012
	Carrying Value as of December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$3,294,000	—	3,314,000	—
Noncompete obligation, including current portion	$781,000	—	779,000	—

	$4,075,000	$—	$4,093,000	$—

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance which requires disclosures of both gross and net information about instruments and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. This guidance was adopted effective January 1, 2013. As this guidance is limited to presentation only, adoption of this guidance did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued amended guidance relating to goodwill and other intangible assets which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with GAAP. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This guidance was adopted effective as of January 1, 2013. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, adoption did not have a material effect on our financial position or results of operations.

2.	Business Acquisitions

Acquisition of Insurance Center for Excellence, LLC and Other Transactions

On June 1, 2012, HPI and TSG Agency, LLC (“TSG”) acquired ICE. ICE is a call center training facility for the Company’s distributors. In connection with the transaction, HPI received an 80% controlling interest in ICE and was required to contribute $80,000 in capital contributions, and TSG received a 20% noncontrolling interest in the business and was required to contribute $20,000 in capital contributions. Subsequent to the initial contributions, HPI contributed an additional $240,000, and TSG contributed an additional $60,000, respectively, to ICE during the year ended December 31, 2012. During the three months ended March 31, 2013, we contributed $40,000 to ICE, and TSG contributed $10,000 to ICE. As of March 31, 2013, our total investment in ICE is $360,000, representing an 80% controlling interest. As of March 31, 2013, the required contributions by the controlling and noncontrolling interests were met.

ICE entered into employment agreements with employees of The Amacore Group, Inc. (“Amacore”) contemporaneously with the June 1, 2012 formation of ICE, and at the date of formation, former Amacore employees comprise the full staff of ICE. ICE additionally assumed a month-to-month lease for space that was occupied by Amacore immediately prior to the formation of ICE.

Concurrent with the formation of ICE, ICE additionally entered into a sublease agreement (“Lease Agreement”) with Amacore for additional space effective June 1, 2012. Under the Lease Agreement, ICE assumed all rights, responsibilities, obligations, terms and conditions of the original lease, which expires on April 30, 2015. Amacore agreed to transfer to ICE a security deposit previously paid by Amacore of approximately $13,000; Amacore contributed $15,000 to ICE for the purchase of property and equipment; and Amacore contributed certain office and computer equipment, and rights to certain 800 numbers, to Insurance Academy that have minimal value. We are recognizing the consideration provided by Amacore as a lease incentive that is being amortized over the term of the lease on a straight-line basis.

Additionally, concurrent with its June 1, 2012 formation, ICE entered into an Agent Producer Agreement and an Assignment of Commissions Agreement with Amacore (“collectively referred to as Agent Agreement”). Under the Agent Agreement, ICE assigned its commissions with respect to Assurant dental sales to Amacore in return for production incentives, training, marketing materials, commission payments and reporting, advances on commissions and ongoing sales support.

The transaction with Amacore as described above is a business combination, and no assets or liabilities, including intangible assets or goodwill, were recognized other than those described above.

In March 2013, we paid $5.5 million to enter into an agreement to terminate certain contract rights with TSG. As a result of this transaction, Ivan Spinner, who controls TSG, became an employee of the Company. This transaction was expensed during the three months ended March 31, 2013 and had no effect on our ownership percentage of ICE.

3.	Short-term investments

As of March 31, 2013, short-term investments consisted of the following:

	Carrying Value as of March 31, 2013	Fair Value as of March 31, 2013
Certificates of deposit (1)	$3,906,000	$3,906,000
Marketable security, available-for-sale (2)	15,000,000	15,000,000

	$18,906,000	$18,906,000

(1)	Certificates of deposit have maturities ranging from three months to one year.
(2)	The marketable security is a fixed-income mutual fund classified as short-term due to our intent to reinvest the balance within one year.

4.	Accounts Payable and Accrued Expenses

As of March 31, 2013 and December 31, 2012, accounts payable and accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$608,000	$735,000
Accrued refunds	458,000	467,000
Accrued wages	180,000	90,000
Accrued professional fees	150,000	683,000
Accrued credit card and ACH fees	60,000	56,000
Accrued interest	15,000	12,000
Deferred salary	9,000	19,000
Other accruals	2,000	—

Total accounts payable and accrued expenses	$1,482,000	$2,062,000

5.	Debt

During September 2011, HPI entered into a bank loan agreement with a principal balance of $4.3 million. The purpose of this loan was to finance a portion of the acquisition of the remaining 50% interest in HPI as discussed in Note 1. At the inception of the loan, borrowings under the facility were secured by all of HPI’s assets, including, but not limited to, cash accounts, accounts receivable, and property and equipment. The loan was further secured with a personal unlimited guarantee by Mr. Kosloske and certain real properties owned by Mr. Kosloske. The loan was a self-amortizing five-year loan bearing fixed interest at 5.25% with equal monthly payments of $81,000, which included principal and interest. Interest expense incurred on the loan during the three months ended March 31, 2013 and 2012 was $17,000 and $53,000, respectively.

In connection with the loan, we recorded deferred financing costs which consisted primarily of consulting and legal fees directly related to the loan. These amounts were amortized over the life loan using the effective interest rate method. Amortization expense on the deferred financing costs was approximately $7,000 and $12,000 for the three months ended March 31, 2013 and 2012, respectively.

In February 2013, we repaid the $3.2 million outstanding balance of the loan using a portion of the proceeds of the IPO. The remaining deferred financing costs of $71,000 were written-off to other expense (income) on the accompanying consolidated statement of operations when the loan was repaid.

6.	Stockholders’ Equity

Refer to the description of the Reorganization Transactions and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

On February 13, 2013, we completed our IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001 per share, at a price to the public of $14.00 per share of common stock. In addition, we issued 8,666,667 shares of our Class B common stock, of which 8,580,000 shares of Class B common stock were obtained by HPI and 86,667 shares of Class B common stock were obtained by HPIS, of which HPI is the managing member. In addition, we granted the underwriters of the IPO the right to purchase additional shares of Class A common stock to cover over-allotments (the “over-allotment option”).

Holders of each of Class A common stock or Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of March 31, 2013, Class A common stockholders have 38.2% of the voting power in HII and Class B common stockholders have 61.8% of the voting power of HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

In accordance with the Exchange Agreement, in March 2013, we received $1.3 million in proceeds from the issuance of 100,000 shares of Class A common stock through the over-allotment option. We immediately used the proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from HPI. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH.

Upon completion of the IPO, HII became a holding company, the principal asset of which is our interest in HPIH. All of our business is conducted through HPIH. We are the sole managing member of HPIH and have 100% of its voting rights and control.

Our authorized capital stock consists of 100,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

Class A Common Stock

The determination to pay dividends, if any, to our Class A common stockholders will be made by our board of directors. We do not, however, expect to declare or pay any cash or other dividends in the foreseeable future on our Class A common stock, as we intend to reinvest any cash flow generated by operations in our business. We may enter into credit agreements or other borrowing arrangements in the future that prohibit or restrict our ability to declare or pay dividends on our Class A common stock. In the event of liquidation, dissolution or winding up of HII, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of our Class A common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Class A common stock. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

Class B Common Stock

Class B common stockholders will not be entitled to any dividend payments. In the event of any dissolution, liquidation, or winding up of our affairs, whether voluntary or involuntary, after payment of our debts and other liabilities and making provision for any holders of our preferred stock that have a liquidation preference, our Class B common stockholders will not be entitled to receive any of our assets. In the event of our merger or consolidation with or into another company in connection with which shares of Class A common stock and Class B common stock (together with the related membership interests) are converted into, or become exchangeable for, shares of stock, other securities or property (including cash), each Class B common stockholder will be entitled to receive the same number of shares of stock as is received by Class A stockholders for each share of Class A stock, and will not be entitled, for each share of Class B stock, to receive other securities or property (including cash). No holders of Class B common stock will have preemptive rights to purchase additional shares of Class B common stock.

Preferred Stock

Our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Health Insurance Innovations, Inc. without further action by the stockholders and may adversely affect the voting and other rights of the holders of Class A common stock. At present, we have no plans to issue any preferred stock.

7.	Variable Interest Entities

As of March 31, 2013, we had a variable interest in HPIH, and HPIH is a variable interest entity (“VIE”), pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights.

We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have both power and benefits over HPIH. We have the power to direct the activities of HPIH that most significantly impact the entity’s economic performance. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC, we are the sole managing member of HPIH, operate the business, have 100% of the voting power and control the management of HPIH. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE are 100% of the operating income or loss of the VIE.

8.	Stock-based Compensation

Effective February 7, 2013, we maintain one active stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), under which stock options, stock appreciation rights (“SARs”), restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There are 1,250,000 shares of common stock reserved for issuance under the LTIP.

We recognize expense for stock-based compensation based upon estimated grant date fair value. For grants of options or SARs, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three months ended March 31, 2013.

The fair value of SARs granted during the first three months of 2013 was based upon the Black-Scholes option-pricing model. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and active market trades. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes option-pricing model was used with the following weighted average assumptions:

Risk-free rate	0.9%
Expected life	4.5 years
Volatility	45.5%
Expected dividend	none

The following table summarizes SARs and restricted shares granted during the three months ended March 31(in thousands):

2013		2012
SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued
150	529	—	—

The following table summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
SARs	$42	$—
Restricted shares	732	—

	$774	$—

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2013 (in thousands):

		Remaining years
SARs	$762	3.0
Restricted shares	6,589	4.0

	$7,351

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs exercised during the three months ended March 31, 2013.

We did not have any income tax benefits realized from activity involving stock options, stock appreciation rights, or restricted shares for the three months ended March 31, 2013.

9.	Net Loss per Share

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the three months ended March 31, 2013 were as follows:

Basic net loss available to common shareholders	$(4,059)
Average shares - basic	4,717,731
Effect of dilutive securities:
Restricted shares	—
SARs	—

Average shares - diluted	4,717,731

Basic net loss per share attributable to Health Insurance Innovations, Inc	$(0.86)
Diluted net loss per share attributable to Health Insurance Innovations, Inc	$(0.86)

Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants and stock appreciation rights and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net loss (income) per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2013	2012
Restricted shares	464	—
SARs	150	—

10.	Income Taxes

Our former operating entity, HPI, was taxed as an S corporation for income tax purposes. Therefore, we have not been subject to entity-level federal or state income taxation prior to the IPO. HPIH and HPIS are currently taxed as partnerships for federal income tax purposes; as a result, the members of HPIH pay taxes with respect to their allocable shares of each company’s respective net taxable income.

Following the IPO, HPIH and HPIS continue to operate in the United States as partnerships for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2013 was (16.6)%. Provision for income taxes was $1.1 million for the three months ended March 31, 2013.

HII’s effective tax rate includes a rate benefit attributable to the fact that HPIH and HPIS operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of HII’s earnings attributable to the noncontrolling interest are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on a portion of our deferred tax assets, as our belief is that it is more likely than not that a portion of our deferred tax assets will not be realized to offset future taxable income, and we project to have a current tax liability for the current year.

Our effective tax rate includes a rate benefit attributable to the fact that our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings attributable to the non-controlling interest are not subject to corporate level taxes.

As of December 31, 2012, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. For the three months ended March 31, 2013, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11.	Commitments and Contingencies

Leases

We lease office space, which includes certain equipment under operating leases, which expire in 2015. The operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $61,000 and $63,000 as of March 31, 2013 and December 31, 2012, respectively. Total rent expense under all operating leases, which includes equipment, was $53,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

We also entered into capital lease obligations to finance certain equipment. The leases have terms expiring beginning in 2015. The balance of the equipment and the corresponding liability was $7,000 as of March 31, 2013 and December 31, 2012 and are included in property and equipment and other liabilities, respectively, in the accompanying consolidated balance sheet.

Call and Put Option for ICE

In accordance with the ICE operating agreement, we have the right of first refusal to purchase any membership units that another member may desire to transfer. Written notice shall be provided to us and contain a full description of the proposed transfer including the type of transfer, the units of the proposed transfer, purchase price and payment method of proposed transfer, and the true identity of the parties involved in the proposed transfer. If we desire to purchase all or a portion of the units proposed to be transferred, we must give a binding written notice of the exercise of our option along with the specific number of units we intend to purchase. We have 60 days after we provide notice to close the purchase.

In the event of Ivan Spinner’s death or disability or a change of control of TSG (“Termination Event”), we additionally have the option to repurchase all the membership units of TSG or its affiliates. At any time a TSG Affiliate, i.e., TSG, Ivan Spinner and any permitted transferee of TSG or Ivan Spinner, collectively referred to as “TSG Affiliates” may elect to sell to us all of the units owned by the TSG Affiliates by delivering a single written notice to us. We then have a period of 10 days following receipt of such notice by delivering a written notice to TSG to either (1) elect to purchase all of the TSG Affiliate units or (2) elect to sell to TSG all of the units owned by us and our permitted transferees. In the event we do not deliver the aforementioned notice, we shall be deemed to have agreed to purchase all of the TSG Affiliate units. Transfers with respect to a Termination Event or TSG Affiliate are based upon fair market value as determined by a nationally recognized independent appraiser.

BimSym Agreements

On August 1, 2012, we entered into a software assignment agreement (“Agreement”) with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the executed Agreement, we purchased the A.R.I.E.S. System for $45,000. The consideration of $45,000 was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we are required to make monthly payments of $26,000 for five years. After the five-year term, this agreement automatically renews for one-year terms unless 60 days’ notice is given by us.

Additionally, we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we are required to make monthly payments of $16,000 for five years. The present value of these payments was capitalized and recorded as an intangible asset with a corresponding liability on the accompanying consolidated balance sheet as of March 31, 2013.

Legal Proceedings

As of March 31, 2013, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

12.	Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing our performance. Our chief operating decision-maker is considered to be the chief executive officer (“CEO”). The CEO reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. In addition, our operations, revenues, and decision-making functions are based solely in the United States. Therefore, management has concluded that we operate in one operating and geographic segment.

13.	Related Party Transactions

Health Plan Intermediaries, LLC

HPI, by virtue of its Series B Membership interests in HPIH, of which we are managing member, is a related party, and the beneficial interests in HPI are held by Mr. Kosloske. During the three months ended March 31, 2013, HPIH paid distributions of $944,000 to HPI. All such distributions occurred prior to the IPO. During the three months ended March 31, 2012, there were no contributions from, or distributions to, HPI.

Insurance Academy for Excellence, LLC

In August 2012, we entered into a promissory note with Ivan Spinner who controls TSG, the 20% owner of ICE, in the amount of $100,000 for the purpose of funding advanced commissions. The note is non-interest bearing and requires equal monthly payments of $25,000 beginning September 20, 2012 and ending December 20, 2012. This loan was modified on October 18, 2012 whereby the November and December payments were deferred to January 2, 2013 and February 1, 2013, respectively. As of December 31, 2012, the outstanding balance on this note was $50,000, and as of March 31, 2013, there was no outstanding balance on this note. In addition, on March 14, 2013, the Company terminated its contract rights with TSG for an aggregate cash price of $5.5 million. In conjunction with the transaction, Ivan Spinner joined HII as an employee.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests, which are beneficially owned by Mr. Kosloske, that provides for payments, from time to time, of 85% of the amount of the benefits, if any, that we are deemed to realize as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of HII and not of HPIH. For the purposes of the tax receivable agreement, the benefit deemed realized by us will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of HPIH as a result of the purchase or exchanges and certain other assumptions. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless HII exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

As of March 31, 2013, we have made no such payments under the tax receivable agreement. As of March 31, 2013, we would be obligated to pay Mr. Kosloske $377,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO under the IPO underwriters’ option. See Note 6 for further information on this issuance of Class A common stock.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, “Part II. -Item 1A. Risk Factors,” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed “Part II. - Item 1A. Risk Factors.” You should specifically consider the numerous risks outlined under “Part II. - Item 1A. Risk Factors.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Business

In this quarterly report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII.

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

We are an industry leader in the sale of 12-month short-term medical (“STM”) insurance plans, an alternative to traditional individual major medical (“IMM”) plans which provide lifetime renewable coverage. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations of six or 12 months at approximately half the cost of IMM plans. While applications for IMM insurance may take up to 60 days to process, STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carrier companies, market them to individuals through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including Starr Indemnity & Liability Company, Companion Life, United States Fire, ING, Markel and CIGNA, among others.

We have established a large independent distribution network that consists of 54 licensed agent call centers and 274 wholesalers that work with over 8,965 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues from $8.5 million for the three months ended March 31, 2012 to $12.5 million for the three months ended March 31, 2013.

We focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals who are unable to afford traditional IMM premiums, individuals not covered by employer-sponsored insurance plans, such as those who are self-employed as well as small business owners and their employees, and underserved “gap populations” that require insurance due to changes caused by life events, such as new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and temporary workers. Our target market consists of approximately 64 million Americans, including approximately 50 million Americans who were uninsured in 2010, according to the U.S. Census Bureau, and approximately 14 million non-elderly Americans who purchased individual health insurance plans in 2010, according to a 2010 Kaiser Family Foundation survey. As of March 31, 2013, we had approximately 24,000 STM members. We expect the number of uninsured and underinsured to significantly increase due to the rising costs and burdensome underwriting requirements of traditional IMM plans and a decline in employer-sponsored health insurance programs due to rising benefit plan costs.

As of March 31, 2013, we had approximately 24,000 STM plans in force, compared with approximately 20,000 on March 31, 2012, with an average monthly retention rate of 79% from March 31, 2012 to March 31, 2013. We earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the three months ended March 31, 2013, our premium equivalents and revenue were $22.1 million and $12.5 million, respectively, compared to $15.7 million and $8.5 million for the three months ended March 31, 2012, representing increases of 41% and 47% in premium equivalents and revenues, respectively. For the three months ended March 31, 2013, EBITDA was $(6.1) million, compared to $1.2 million for the three months ended March 31, 2012.

For more detail about the use of premium equivalents and EBITDA as business metrics and a reconciliation of premium equivalents to revenues, see “Key Business Metrics” below.

Participants in the health insurance industry are focused on the potential implications of the Patient Protection and Affordable Care Act (“PPACA” or “Healthcare Reform”) legislation in January 2014. This legislation is expected to have extensive impacts on the provisions of health insurance plans that can be sold to individuals and the resulting economics to insurers. Starting in the second quarter of 2013, some industry participants are taking advantage of a PPACA loophole and modifying individual major medical policy terms, premiums and commissions paid to distributors. Some of these actions have had the effect of increasing competition with our insurance products or simply causing confusion among health plan distributors and consumers. It is unclear when and to what extent these factors will abate, but management expects this loophole to close as January 2014 approaches. Very positive year over year growth is still expected but the rate of growth in our core medical policy sales has slowed. However, we remain confident in the appeal of our product offerings, and expect increased growth once PPACA is fully implemented.

Our Corporate Structure

Overview

Health Insurance Innovations, Inc. is a holding company that was incorporated as a Delaware corporation on October 26, 2012 for the purpose of facilitating an initial public offering of common equity and to become the sole managing member of Health Plan Intermediaries Holdings, LLC and subsidiaries (“Holdings”). Its principal asset is a controlling equity interest in Holdings. On February 7, 2013, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of HII was declared effective and the price of such shares was set at $14.00 per share. The IPO closed on February 13, 2013. Prior to the IPO, HII had not engaged in any business or other activities except in connection with its formation and the IPO.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of Holdings was amended and restated to modify its capital structure by replacing the different classes of interests previously held by the Holdings owners to a single new class of units called “Series B Membership Interests.” In addition, each Series B Membership Interest holder received one share of the HII’s Class B common stock. We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Series B Membership Interests together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These transactions are collectively referred to as the “Reorganization Transactions.”

The Company, as a result of the IPO and the related Reorganization Transactions, became the sole managing member of, and has a controlling equity interest in, Holdings. As the sole managing member of Holdings, HII operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. HII consolidates the financial results of Holdings and its subsidiaries, and records non-controlling interest for the economic interest in Holdings held by the non-controlling Series B Membership Interests holders. As of March 31, 2013, the non-controlling Series B Membership Interests holders’ ownership percentage is 61.8%.

History

The Company was formed as HPI, a Florida limited liability company. In August 2008, the Naylor Group Partners, LLC (“Naylor”) made a capital contribution to HPI in exchange for a 50% ownership interest in HPI. In September 2011, HPI purchased all of the units owned by Naylor for $5.3 million plus financing costs of $135,000 (the “Naylor Acquisition”). HPI financed a portion of the purchase price by entering into a loan agreement with a bank for $4.3 million. The remaining purchase price was funded with HPI cash and a contribution from Michael Kosloske (“Mr. Kosloske”), our chairman, president and chief executive officer and the sole member of HPI.

In June 2012, we and a minority partner acquired the Insurance Center for Excellence (“ICE”), which conducts call center sales operations and trains third-party insurance agents to sell our products. We own an 80% interest in ICE, which has been consolidated in the accompanying consolidated financial statements. See Note 2 of the accompanying consolidated financial statements for further information related to this acquisition.

In October 2012, HII was incorporated in the State of Delaware to facilitate our recently completed IPO.

On November 7, 2012, interests in the assets and liabilities of HPI were transferred to two subsidiaries, HPIH (99.0099%) and Health Plan Intermediaries Sub, LLC (“HPIS”) (0.9901%), each of which was created in October 2012. On November 8, 2012, a capital contribution of $12,010 was made to HPIS from Health Plan Intermediaries II, LLC, a related party, and that cash along with the 0.9901% interest was contributed by HPIS to HPIH in exchange for a 1.0% interest in HPIH.

We expect that future exchanges of Series B Membership Interests (together with an equal number of our Class B common shares) for shares of our Class A common stock (which Series B Membership Interests will immediately be recapitalized into Series A Membership Interests) will result in increases in the tax basis in our share of the tangible and intangible assets of HPIH. We expect that these increases in tax basis, which would not have been available but for our new holding company structure, will reduce the amount of tax that we would otherwise be required to pay in the future. We will be required to pay a portion of the cash savings we actually realize from such increase (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under a tax receivable agreement to the existing and certain future holders of Series B Membership Interests (HPI and HPIS, which are beneficially owned by Mr. Kosloske), pursuant to the tax receivable agreement. Furthermore, payments under the tax receivable agreement will give rise to additional tax benefits and therefore additional payments under the tax receivable agreement itself. HPIH is currently taxed as a partnership for federal income tax purposes; as a result, the members of HPIH pay taxes with respect to their allocable shares of its net taxable income. The earnings of HII are subject to federal income taxation.

Factors Affecting Our Results of Operations

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive all amounts due in connection with our plans on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors and our enrollment fees. From premium equivalents, we remit risk premium, representing the amounts we collect and remit to carriers on their behalf, and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents

We define this metric as the cash received from our members to purchase our products. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. However, premium equivalents does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Premium equivalents has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Premium equivalents	$22,084	$15,733
Less risk premium	(9,100)	(6,889)
Less amounts earned by third-party obligors	(513)	(321)

Revenues	$12,471	$8,523

Plans in force

We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plan, up to 12 months for our 12-month STM plan and often more than 12 months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of its policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due. The following table presents the number of our policies in force by product type as of March 31, 2013 and 2012:

	As of March 31,
	2013	2012	Change (%)
	(in thousands, except percentages)
STM	24,459	20,044	22.0%
Hospital indemnity	8,714	5,370	62.3%
Ancillary products	26,372	13,631	93.5%

Total	59,545	39,045	52.5%

EBITDA

We define this metric as net income before interest expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net (loss) income to EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net (loss) income (1)	$(7,402)	$820
Interest expense	38	65
Depreciation and amortization	244	271
Provision for income taxes	1,053	—

EBITDA	$(6,067)	$1,156

(1)	Net loss for the three months ended March 31,2013 includes a one-time expense of $5.5 million related to the termination of contract rights with TSG, a managing general agent of the Company. For further information, see “Comparison of the Three Months Ended March 31, 2013 and 2012” below and Note 2 of the accompanying consolidated financial statements.

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

Operating Costs and Expenses

Operating costs and expenses consist of fees and commissions paid to distributors for selling our products to members, credit card or ACH processing fees and general and administrative expenses. We expect our operating costs and expenses to represent a decreasing percentage of our revenues due to the scalable nature of our technology platform that allows for mass distribution and online enrollment of our products, requiring less maintenance and incremental costs.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, which represent salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. General and administrative expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform. General and administrative expenses have increased due to the anticipated growth of our business and infrastructure and the costs associated with becoming a public company, including costs associated with SEC reporting and compliance, developing and maintaining internal controls over financial reporting, insurance, investor relations and other related costs.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG Agency, LLC (“TSG”), a managing general agent for the Company. This transaction was treated as a current period expense on the accompanying consolidated statement of operations pursuant to Financial Accounting Standards Board (“FASB”) guidance.

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

Other Expense (Income)

Other income includes expenses payable to Mr. Kosloske pursuant to the tax receivable agreement, fees charged to distributors for advanced commissions, whereby we pay distributors commissions on policies sold in advance of when they would ordinarily be due to the distributor. These advanced commissions are made to distributors with an established track record of selling our products. Advanced commission fees range from 0% up to 2% of the premiums for each month that we advance commissions. Advanced commissions to a distributor are based upon the number of future months of expected premium equivalent multiplied by a distributor’s commission rate. We expect other income to increase as we expand our advanced commission structure with the application of the net proceeds of the IPO.

Provision for Income Taxes

Our former operating entity, HPI, is taxed as an S corporation for income tax purposes. Therefore, we have not been subject to entity-level federal or state income taxation prior to the IPO. HPIH is currently taxed as a partnership for federal income tax purposes; and as a result, the members pay taxes with respect to their allocable shares of HPIH’s respective net taxable income.

Following the IPO, HPIH continues to operate in the United States as partnerships for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements.

Noncontrolling Interests

Upon completion of the IPO, we became a holding company, the principal asset of which is our interest in HPIH. All of our business is conducted through HPIH. We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2013, we have a 38.2% economic interest in HPIH, and HPI possesses a 61.8% economic interest in HPIH. Net loss attributable to HII includes $774,000 of stock-based compensation and our income tax provision of $1.1 million. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

On June 1, 2012, we and TSG acquired ICE. ICE is a call center training facility for our distributors. Pursuant to the terms of the transaction, we contributed $80,000 in cash, and TSG contributed $20,000 in cash to the newly created limited liability company. In connection with the transaction, we received an 80% controlling interest in ICE and TSG received a 20% noncontrolling interest in ICE. The intent of this transaction was to attract potential call center managers and educate them on our model and best practices with the ultimate goal of these call centers joining our distribution network. During the three months ended March 31, 2013, we contributed $40,000, and TSG contributed $10,000, to ICE. As of March 31, 2013, our total investment in ICE is $360,000, representing an 80% controlling interest.

Results of Operations

The following table is a summary of our statements of operations as a percentage of our total revenues.

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Third-party commissions	64.4%	67.3%
Credit cards and ACH fees	2.1%	2.5%
Contract termination expense	44.1%	0.0%
General and administrative expenses	34.5%	16.7%
Depreciation and amortization	2.0%	3.2%

Total operating costs and expenses	147.1%	89.7%
Other expense (income):
Interest expense	0.3%	0.8%
Other expense (income)	3.4%	-0.1%

Net (loss) income before income taxes	-50.8%	9.6%
Provision for income taxes	8.4%	0.0%

Net (loss) income	-59.2%	9.6%
Net loss attributable to noncontrolling interests	-26.8%	0.0%

Net (loss) income attributable to Health Insurance Innovations, Inc.and Health Plan Intermediaries, LLC (1)	-32.4%	9.6%

(1)	As of March 31, 2013, our only material asset is the ownership of approximately 38.2% of the Membership Interests in HPIH, and our only business is to act as the sole managing member of HPIH. Accordingly, we consolidate the financial results of HPIH into our financial statements. The remaining 61.8% ownership interests held by the other members of HPIH, consisting of HPI and HPIS, are accounted for as a non-controlling interest in our consolidated financial statements. Additionally, TSG’s 20% non-controlling interest in ICE is accounted for as a non-controlling interest in our consolidated financial statements. See Note 1 of the accompanying consolidated financial statements for further information on our basis of presentation.

Comparison of Three Months Ended March 31, 2013 and 2012

The following table presents our historical results of operations and the changes in these results in dollars and as a percentage for the periods presented:

	Three Months Ended March 31,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$12,471	$8,523	$3,948	46.3%
Third-party commissions	8,037	5,740	2,297	40.0%
Credit cards and ACH fees	265	210	55	26.2%
Contract termination expense	5,500	—	5,500	—
General and administrative expenses	4,308	1,423	2,885	202.7%
Depreciation and amortization	244	271	(27)	-10.0%

Total operating costs and expenses	18,354	7,644	10,710	140.1%

Other expense (income):
Interest expense	38	65	(27)	-41.5%
Other expense (income):	428	(6)	434	—

Net (loss) income before income taxes	(6,349)	820	(7,169)	—
Income tax expense	1,053	—	1,053	—

Net (loss) income	(7,402)	820	(8,222)	—
Net loss attributable to noncontrolling interests	(3,343)	—	(3,343)	—

Net (loss) income attributable to Health Insurance Innovations, Inc.	$(4,059)	$820	$(4,879)	—

Revenues

Revenues for the three months ended March 31, 2013 were $12.5 million, an increase of $3.9 million, or 46.3%,

compared to three months ended March 31, 2012. The increase was primarily due to a 52.5% increase in the number of policies in force. The number of hospital indemnity and ancillary policies in force as of March 31, 2013 and 2012 increased as we increased our focus on the sales of our other products to complement our STM sales.

Third-party Commissions

Third-party commissions for the three months ended March 31, 2013 were $8.0 million, an increase of $2.3 million, or 40.0%, compared to three months ended March 31, 2012. The increase in third-party commissions was primarily due to an increase in the number of plans in force. Third-party commissions represented 64.4% of revenues for the three months ended March 31, 2013 as compared to 67.3% of revenues for the three months ended March 31, 2012. This decrease is primarily due to higher revenues from STM policies, which generally have lower commissions.

Credit Card and ACH Fees

Credit card and ACH fees for the three months ended March 31, 2013 were $265,000, an increase of $55,000 or 26.2%, compared to the three months ended March 31, 2012. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force. Credit card and ACH fees represented 2.1% and 2.5% of revenues for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $4.3 million, an increase of $2.9 million, compared to three months ended March 31, 2012. The increase in general and administrative expenses was attributable to the expansion of our business, our preparations for our IPO and our subsequent status as a publicly-traded company. Professional fees increased $1.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, including a $414,000 increase in legal fees, a $334,000 increase in other professional fees and a $325,000 increase in accounting and financial consulting costs. We incurred $774,000 in stock-based compensation expense as a result of the long-term incentive plan that was implemented during the three months ended March 31, 2013 and is based on grants tied to our Class A common stock. In addition, as the result of the expansion of our board of directors, director and officer insurance expense increased by $96,000, as compared to the three months ended March 31, 2012, and we incurred $49,000 in director compensation. Personnel costs, exclusive of stock-based compensation expense, increased $464,000 as the result of an increase in our payroll in conjunction with our business expansion and other administrative expenses associated with operating “ICE” of approximately $317,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2013 were $244,000, a decrease of $27,000, compared to three months ended March 31, 2012. The decrease in depreciation and amortization expense occurred as the three months ended March 31, 2012 included amortization of intangible assets that were fully amortized as of June 2012. This decrease was partially offset by the acquisition of amortizable intellectual property rights in August 2012.

Other Expense (Income)

Interest expense for the three months ended March 31, 2013 was $38,000, a decrease of $27,000, compared to three months ended March 31, 2012. Interest expense decreased due to the bank loan agreement that we repaid in full subsequent to the closing of our IPO.

Other expense for three months ended March 31, 2013 was $428,000, as compared to other income of $6,000 for three months ended March 31, 2012. Other expense for the three months ended March 31, 2013 included $377,000 of expense payable to Mr. Kosloske under the tax receivable agreement, a $71,000 loss on extinguishment of debt, offset by $19,000 of fees charged to distributors for advanced commissions. See Notes 1 and 13 of the accompanying consolidated financial statements for further information on the tax receivable agreement.

Provision for Income Taxes

Provision for income taxes was $1.1 million for the three months ended March 31, 2013, reflecting a (16.6%) effective tax rate, as compared to no provision for income taxes during the three months ended March 31, 2012, at which time we operated a limited liability company.

HII’s effective tax rate includes a rate benefit attributable to the fact that HPIH and HPIS operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of HII’s earnings attributable to the noncontrolling interest are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on a portion of our deferred tax assets, as our belief is that it is more likely than not that a portion of our deferred tax assets will not be realized to offset future taxable income, and we project to have a current tax liability for the current year.

Liquidity and Capital Resources

General

As of March 31, 2013, we had $31.1 million of cash and cash equivalents and $18.9 million of short-term investments. Our balance of cash and cash equivalents increased as a result of the IPO. Historically, we have funded our operations cash flows from operations and, to a lesser extent, working capital and borrowings, as described below.

We experienced negative cash flows from operations during the three months ended March 31, 2013. We expect that we will generate positive cash flows from operations in future periods and on an annual basis, although this may fluctuate significantly on a quarterly basis. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.

Prior to the IPO, during the three months ended March 31, 2013, HPIH paid $944,000 in distributions to HPI. During the three months ended March 31, 2012, HPI paid distributions to members of $68,000.

On February 13, 2013, we completed the IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001, to the public at a price of $14.00 per share common stock. Upon completion of the IPO, HII obtained a 35% membership interest, a 35% economic interest and 100% of the voting interest in HPIH. The aggregate gross proceeds from the shares of Class A common stock sold by us were $65.3 million. The aggregate net proceeds to us from the offering were approximately $60.8 million, after deducting an aggregate of $4.5 million in underwriting discounts and commissions paid to the underwriters and incurred in connection with the offering. See Note 6 of the accompanying unaudited consolidated financial statements for further information on the IPO.

On March 14, 2013, we entered into an agreement to terminate certain contract rights with TSG, a managing general agent of the Company, for an aggregate cash price of $5.5 million. Pursuant to FASB guidance, the full amount plus transaction costs were expensed during the three months ended March 31, 2013. We do not expect to incur any material future expenses associated with the transaction.

Our Indebtedness

Term Loan Agreement. In September 2011, we entered into a bank loan agreement with a third-party bank with a principal amount of $4.3 million. The purpose of this bank loan was to finance the acquisition of the remaining 50% interest in HPI. For further information on this acquisition see Note 1. “Overview-History” and Note 2 of the accompanying unaudited consolidated financial statements. Borrowings under the loan were secured by all of our assets and by a personal unlimited guarantee by Mr. Kosloske and Lori Kosloske (“Mrs. Kosloske”), our Chief Broker Compliance Officer and Mr. Kosloske’s wife, and certain real properties owned by Mr. Kosloske and Mrs. Kosloske.

On February 13, 2013, we repaid the remaining $3.2 million outstanding balance of the term loan, using a portion of the proceeds of the IPO.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Statement of cash flows data:
Net cash (used in) provided by operating activities	$(5,534)	$1,101
Net cash used in investing activities	(18,965)	(71)
Net cash provided by (used in) provided by financing activities	$54,811	(335)

Net increase in cash and cash equivalents	$30,312	$695

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the three months ended March 31, 2013 and positive cash flow from operating activities during the three months ended March 31, 2012. The cash used in operating activities for the three months ended March 31, 2013 was primarily attributable to the $5.5 million contract termination expense described above and the increase in general and administrative expenses, partially offset by an in increase in revenues. Our primary source of cash from operating activities is from the collection of premium equivalents. With the exception of the one-time contract termination expense during the three months ended March 31, 2013, our primary uses of cash for operating activities are for commissions to distributors, compensation-related expenditures, settlement of accounts payable to vendors and to fund our advanced commission structure.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of equipment and loans to our distributors. Our capital expenditures primarily consist of purchases of computer equipment, furniture and fixtures and computer software. In the future, we expect that we will continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2013, cash used in investing activities was $19.0 million as compared to $71,000 for the three months ended March 31, 2012. This change was primarily due to the acquisitions of short-term investments of $18.9 million to temporarily invest a portion of the net IPO proceeds prior to their deployment in other areas of our operations.

Cash Flows from Financing Activities

Our financing activities included the IPO, repayments of debt, payment of fees for equity issuance, capital contributions from members and distributions of earnings to our members.

During the three months ended March 31, 2013, cash provided by financing activities was $54.8 million as compared to cash used in financing activities of $335,000 for the three months ended March 31, 2012. Cash provided by financing activities during the three months ended March 31, 2013 consisted of $60.8 million in proceeds from the IPO, net of underwriting discounts and commissions of $4.5 million, partially offset by payments made on debt and other obligations of $3.4 million, payments for equity issuance costs of $1.6 million, and $944,000 of distributions to members of HPI prior to the IPO. Cash used in financing activities for the three months ended March 31, 2012 consisted of payments on debt and other obligations in the amount of $188,000, payments for equity issuance costs of $78,000 and $68,000 in distributions made to members.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had not entered into any off-balance sheet arrangements, other than the operating leases noted above.

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

Revenue Recognition

Our revenues consist primarily of commissions earned for our insurance policies and discount benefit plans issued to members, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. The member’s payment includes a combination of premiums, fees for discount benefit plans, fees for distributors and enrollment fees, which are collectively referred to as “premium equivalents.” Reported revenues are net of risk premium remitted to insurance carriers and amounts earned by third-party obligors. Commissions and fees attributable to the sale of STM plans and hospital indemnity policies represent substantially all our revenues for the periods presented. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish the allowance for estimated policy cancellations through a charge to revenue. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations was $77,000 as of March 31, 2013 and December 31, 2012.

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

Goodwill and Other Intangible Assets

Goodwill

Under the FASB guidance, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by considering relevant qualitative factors or comparing the fair value of the reporting unit to its carrying amount, including goodwill. Our annual impairment test is performed with a measurement date of October 1. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with the FASB guidance.

In the second step, we determine the fair value using a combination of three valuation approaches: the cost approach, the market approach and the income approach. The cost approach uses multiples from publicly available transactional data of acquired comparable target companies. Transactions are identified that have occurred over the past three years in the subject Company’s industry. The market approach uses a guideline company methodology which is based upon a comparison of the reporting unit to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to our revenue and earnings to calculate a business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our business, multiples were adjusted prior to application to our revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2012, we determined that the fair value of the business exceeded its respective carrying value. As such, a step two analysis was not required.

Other intangible assets

Our intangible assets consist of in-force members, our brand, the carrier network, distributor relationships, capitalized software and a non-compete agreement. Finite-lived intangible assets are amortized over their useful lives from two to seven years.

Advanced Commissions

Advanced commissions consist of amounts advanced to certain third-party distributors. We began advancing commissions in November 2011. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions from future commissions earned on premiums collected. We have not experienced any credit losses from commission advances and accordingly, have not recognized any provision for bad debt expense at December 31, 2012. A fee for the advanced commission of up to 2% of the insurance premiums advanced is charged to the distributors and recognized as other income as earned. Advanced commissions outstanding as of March 31, 2013 and December 31, 2012 were $539,000 and $297,000, respectively.

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

Accounting for Income Taxes

Our former operating entity, HPI, is taxed as an S corporation for income tax purposes. Therefore, we have not been subject to entity-level federal or state income taxation prior to the IPO. HPIH is currently taxed as a partnership for federal income tax purposes; as a result, the members pay taxes with respect to their allocable shares of each company’s respective net taxable income.

Following the IPO, HPIH continues to operate in the United States as a partnership for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. We use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.

We account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is subjective to estimate such amounts, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

Fair Value of Financial Instruments

We measure and report financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities is determined by using three levels of input, which are defined as follows:

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

We utilize the market approach to measure the fair value of their financial assets. Our short-term investment in a marketable security, available-for-sale is valued based on Level 1 inputs as it is a publicly-traded mutual fund with a quoted price in an active market. Our noncompete obligation is valued based on Level 2 inputs, and primarily valued using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, other short-term investments, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 approximate fair value because of the short-term duration of these instruments.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. We adopted this guidance effective as of January 1, 2013. As this guidance is limited to presentation only, adoption of this guidance did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued amended guidance relating to goodwill and other intangible assets, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with GAAP. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. We adopted this guidance effective as of January 1, 2013. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, adoption did not expected to have a material effect on our financial position or results of operations.

Legal and Other Contingencies

We are a party to various legal actions incidental to our business. At this time, our management does not expect the results of any of the legal actions to be material to our financial position or results of operations.

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s principal executive officer and the principal financial officer, the effectiveness of its disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) means controls and other procedures of a company that are designed to ensure that information a company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to a company’s management, including its principal executed officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, due to a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the controls over the design and operation of the financial statement close process, which process impacts most of the Company’s significant accounts included in the financial statements. The deficiencies in the design and operation of the financial statement close process that resulted in the material weakness included the following:

•	lack of a formal process for reviewing period-end cutoff of revenues and expenses to ensure amounts are captured in the period earned or incurred under the accrual basis of accounting;

•	no process in place to ensure all expenses incurred during the period are accrued as of the month-end date, including expenses for which estimates are required;

•	absence of a mechanism through which the accounting implications of significant, unusual or non-routine events and transactions are formally evaluated; and

•	no process to ensure formally executed agreements regarding all significant arrangements with third parties and others are obtained.

As discussed below, we are taking steps to remedy this material weakness.

Changes in Internal Control Over Financial Reporting

We are taking steps to address the material weakness described above by hiring additional personnel with technical accounting expertise, implementing improved procedures and controls and by implementing enhanced training for our finance and accounting personnel to familiarize them with our accounting policies. The material weakness will be ongoing until these controls are fully implemented, and we will not be able to confirm that we have remediated this material weakness until our newly implemented procedures have been working for a sufficient period of time.

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

Except for these changes in response to the material weakness identified above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are not currently a party to any material litigation proceedings. From time to time, however, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A—RISK FACTORS

Risks Relating to Our Business and Industry

The market for health insurance in the United States is rapidly evolving, which makes it difficult to forecast demand for our products.

The market for health insurance in the United States is rapidly evolving. Accordingly, our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands in this market. We believe demand for our products has been driven in large part by recent regulatory changes, broader use of the Internet and advances in technology. It is difficult to predict with any precision the future growth rate and size of our target market. The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to evaluate accurately our long-term outlook and forecast annual performance. A reduction in demand for our products caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. In addition, our business, financial condition and results of operations may be adversely affected if government regulations related to healthcare is not implemented in accordance with our expectations and we cannot successfully execute our growth strategies. For example, our STM plans are currently classified as “short-term limited duration” plans under the PPACA. Accordingly, “short-term limited duration” plans are exempt under PPACA from the minimum MLR thresholds and “must-carry” pre-existing conditions requirements, the requirements for the extension of dependent coverage, certain documentation, reporting and appeals process requirements and the prohibitions against excessive waiting periods, lifetime or annual limits, rescissions and more generally, discrimination against individuals and discrimination on the provision of health care. If our STM plans were no longer classified as short-term limited duration plans, or we were not able to take advantage of certain current exemptions for any other reason, our business could be negatively affected.

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

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. For example, for the three months ended March 31, 2013, Starr Indemnity & Liability Company accounted for 31% of our premium equivalents, United States Fire accounted for 25% of our premium equivalents, and Companion Life accounted for 33% of our premium equivalents. In the future, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. In addition, one or more of our carrier companies could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans and products from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition.

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

We compete with entities and individuals that offer and sell products similar to ours utilizing traditional distribution channels, including insurance agents and brokers across the United States who sell health insurance products in their communities. Some local agents use “lead aggregator” services that use the Internet to find individuals interested in purchasing health insurance and are compensated for referring those individuals to a traditional insurance agent. In addition to health insurance brokers and agents, many insurance carriers directly market and sell their plans and products to individuals through call centers and their own websites. Although we offer health insurance plans and products for many of these insurance carriers, they also compete with us by offering their plans and products directly to individuals or may elect to compete with us by offering their plans and products directly to individuals in the future. We may not be able to compete successfully against our current or future competitors. Some of our current and potential competitors have longer operating histories in the health insurance industry, access to larger customer bases, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

•	undertake more extensive marketing campaigns for their brands and services;

•	devote more resources to website and systems development;

•	negotiate more favorable commission rates; and

•	better attract potential employees, marketing partners and third-party service providers.

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

Based upon our understanding of the Health Reform rules, many of the health insurance products that we sell will not be deemed qualified insurance policies under the PPACA requirements. These requirements impose a penalty upon individuals and families that do not purchase qualified policies. However, based upon industry sources and our own analysis, we believe that the cost of the insurance policies that we sell, together with any penalties that individuals or families may be required to pay, will be less than the cost of the guaranteed-issue health insurance policies that will be available through health exchanges established in accordance with PPACA.

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

We make advanced commission payments to some of our licensed distributors in order to assist them with the cost of lead acquisition. As of March 31, 2013, we had a prepayment balance for advanced commissions of approximately $539,000 under such contracts. Part of our strategy is to expand the practice of paying advanced commissions, so we expect such balance to increase significantly in the future. In all such cases where we make advanced commission payments, we receive collateral and personal guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would rank as secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of other secured creditors, which would undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advanced payments and we may suffer losses should the distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

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

Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities or make other strategic transactions. For example, in March 2013, we completed a transaction with TSG Agency, LLC and its principal, Ivan Spinner, which is further described above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General.” Such acquisitions and other strategic transactions could pose numerous risks to our operations, including:

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

The TSG transaction poses some of these risks, including the potential that TSG and Mr. Spinner might not generate the revenues that we anticipate and that we might not retain Spinner for a sufficient time period to realize anticipated benefits.

In connection with these acquisitions or other strategic transactions, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

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

We entered into a tax receivable agreement with the members of Health Plan Intermediaries Holdings, LLC (Health Plan Intermediaries, LLC and Health Plan Intermediaries Sub, LLC, which are beneficially owned by Mr. Kosloske) and certain future members of Health Plan Intermediaries Holdings, LLC, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from our purchases or exchanges of Series B Membership Interests as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income. See notes 1 and 10 of the accompanying consolidated financial statements for further information on the tax receivable agreement.

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

The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements, particularly with respect to our advanced commissions structure;

•	additional indebtedness incurred in the future;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our stock;

•	a relatively small number and percentage of shares available for active trading;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, when the market price of a stock has been volatile, holders of that stock have at times instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

If our existing stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. As of May 10, 2013, we have 5,295,167 shares of Class A common stock outstanding of which 4,766,667 shares are available for active trading. In addition, some of our employees and directors hold stock options that are subject to lock-up agreements and Rule 144 holding period requirements. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

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

We intend to utilize these exemptions if we continue to qualify as a “controlled company.” Although we currently have a majority of independent directors, our nominating and corporate governance and compensation committees do not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Market.

We are controlled by entities associated with Mr. Kosloske, whose interests may differ from those of our public stockholders.

We are controlled by entities associated with Mr. Kosloske. Mr. Kosloske beneficially owns in the aggregate approximately 61.8% of the combined voting power of our common stock based on the number of shares of Class A common stock outstanding as of March 31, 2013. As a result of this ownership, Mr. Kosloske has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws and approval of a sale of the company and other significant corporate transactions, including such corporate transactions that may affect our obligations under the tax receivable agreement. See “We will be required to pay the existing and certain future holders of Series B Membership Interests most of the tax benefits that we may receive as a result of the purchase of Series B Membership Interests with the net proceeds of the sale of over-allotment shares, future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself, and the amounts we pay could be substantial.” Mr. Kosloske can also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

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

As of May 10, 2013, 5,295,167 Series A Membership Interests and 8,566,667 Series B Membership Interests of Health Plan Intermediaries Holdings, LLC are outstanding. Each Series B Membership Interest, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock. We have entered into a registration rights agreement with Health Plan Intermediaries, LLC and Health Plan Intermediaries Sub, LLC pursuant to which we granted them registration rights with respect to their shares of Class A common stock delivered in exchange for their Series B Membership Interests.

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

•

provide that on and after the date Mr. Kosloske collectively ceases to beneficially own a majority of all of the outstanding shares of our capital stock entitled to vote, (a) directors may be removed only for cause and only upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote, and (b) certain provisions of our amended and restated certificate of incorporation may only be amended upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote; and

•

the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval. As of May 10, 2013, Mr. Kosloske beneficially owned 61.8% of the combined voting power of our common stock.

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

In connection with the preparation of our financial statements for the years ended December 31, 2012 and 2011 and for the nine months ended September 30, 2012 and the three months ended March 31, 2013, we identified a certain matter involving our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”). The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness where we did not have effective controls over the design and operation of the financial statement close process, which process impacts most of our significant accounts included in the financial statements. The deficiencies in the design and operation of the financial statement close process that resulted in the material weakness included the following:

•	lack of a formal process for reviewing period-end cutoff of revenues and expenses to ensure amounts are captured in the period earned or incurred under the accrual basis of accounting;

•	no process in place to ensure all expenses incurred during the period are accrued as of the month-end date, including expenses for which estimates are required;

•	absence of a mechanism through which the accounting implications of significant, unusual or non-routine events and transactions are formally evaluated; and

•	no process to ensure formally executed agreements regarding all significant arrangements with third parties and others are obtained.

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

We are not currently required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after February 13, 2013, the effective date of our initial public offering.

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

ITEM 2—UNREGISTERD SALES OF EQUITY SECUTIRIES AND USE OF PROCEEDS

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

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of Class A common stock sold by us were $65.3 million. The aggregate net proceeds to us from the offering were approximately $60.8 million, after deducting an aggregate of $4.5 million in underwriting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

As of March 31, 2013, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner. We expect to use the remaining proceeds of the offering to expand our advanced commission structure and for general corporate purposes, including potential acquisitions that are complementary to our business or enable us to enter new markets or provide new products or services. The remaining proceeds are currently held in short-term, highly liquid investment accounts, or certificates of deposit.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

On May 10, 2013 our board of directors approved a form of indemnification agreement to be entered into with each of our directors and executive officers.

The indemnification agreement generally provides the indemnitee with protection to the fullest extent permitted by the Delaware General Corporation Law. The indemnification agreement requires us, among other things, (i) to indemnify the indemnitee against certain liabilities that may arise by reason of his status or service as a director, an officer or in another specified capacity, (ii) to advance expenses to the indemnitee and (iii) to the extent insurance is maintained, to cover the indemnitee under our director and officer liability insurance policies.

The foregoing description of the indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6—EXHIBITS

Exhibit No.	Description

10.1*	Form of Indemnification Agreement

10.2*	Form of Restricted Stock Award Agreement

10.3*	Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications

100.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Document

*	Document is filed with this Form 10-Q.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEATH INSURANCE INNOVATIONS, INC.

May 15, 2013	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 15, 2013	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY (PRINCIPAL FINANCIAL OFFICER)

May 15, 2013	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)