Form 10-Q/A
period 2013-03-31
Health Insurance Innovations, Inc.
filed 2013-08-13
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Health Insurance Innovations, Inc. (the “Company” and “we”) originally filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, with the Securities and Exchange Commission (“SEC”) on May 15, 2013 (the “Original Filing”).

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) to restate our financial statements as of March 31, 2013 to reflect the impact of correcting the recording of certain expenses that were recorded at the entities that are included in our consolidated financial statements.

In the first interim quarter of fiscal year 2013, we recorded stock-based compensation expense solely at the stand-alone parent, Health Insurance Innovations, Inc. (“HII”) for financial reporting purposes although HII is a holding company and all consolidated operations were, and continue to be, conducted by its operating affiliate, Health Plan Intermediaries Holdings, LLC (“HPIH”). It has been determined that this method of recording stock-based compensation was erroneous. We corrected this error in Amendment No. 1 by recording 100% of the stock-based compensation expense to HPIH because the related awards are designed as an incentive for the recipient’s service to HPIH. Consequently, we also corrected our provision for income taxes for the same period.

In accordance with applicable accounting guidance, adjustments to the financial statements of prior periods are required to reflect the correction of errors, if material. We determined that our change in the recording of stock-based compensation from HII to HPIH was a correction of an error and was material to our previously issued financial statements as of and for the three months ended March 31, 2013. We have followed guidance in ASC 250, Accounting Changes and Error Corrections, for the correction of an error in previously issued consolidated financial statements.

The effect of the prior period misstatements to our interim consolidated financial statements is an understatement of the provision for income taxes of $114,000, an understatement of net loss of $114,000, an overstatement of net loss attributable to Health Insurance Innovations, Inc. of $371,000, an understatement of net loss attributable to noncontrolling interests of $485,000, an overstatement of deferred tax assets and total assets of $1.3 million, an overstatement of income tax payable, total current liabilities and total liabilities of $1.2 million, an overstatement of accumulated deficit of $371,000, an overstatement of noncontrolling interests of $485,000, an overstatement of stockholders’ equity of $114,000 and an overstatement of total liabilities and stockholders’ equity of $1.3 million. The restatement decreased the net loss per share attributable to Health Insurance Innovations, Inc. (basic and diluted) by $0.08 for the three months ended March 31, 2013. Consequently, the related amounts previously reported in the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows as of and for the three months ended March 31, 2013 were restated. We did not present a summary of the impact of the restatement on the consolidated statement of cash flows for the above referenced interim period as the net impact is zero.

The correction of this error changed the amount of the provision for income taxes, as well as the reported allocation of net loss between the Company and the noncontrolling interests. As a result, we are filing this Amendment No. 1 to amend and restate the financial statements and other financial information contained in the Original Filing. The effects of correcting this error are more fully described in Part I, Note 1 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect the restatement and no other information in the Original Filing is amended herein:

Part I

•	Item 1—Financial Statements

•	Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4—Controls and Procedures

•	Item 6—Exhibits

Part II

•	Item 1A—Risk Factors

Except for the amended information referred to above, no other information in the Original Filing is amended and this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not modified or updated other disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 1, 2013, and subsequent filings made with the SEC. Amendment No. 1 includes currently-dated certifications from our principal executive officer and principal accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in 000’s, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited) (restated)
Assets
Current assets:
Cash and cash equivalents	$31,062	$750
Cash held on behalf of others	4,016	3,839
Credit card transactions receivable	661	588
Short-term investments	18,906	—
Accounts receivable	164	273
Advanced commissions	539	297
Prepaid expenses and other current assets	612	217

Total current assets	55,960	5,964

Property and equipment, net of accumulated depreciation	245	213
Capitalized offering costs	—	1,819
Goodwill	5,906	5,906
Intangible assets, net of accumulated amortization	3,734	3,959
Other assets	28	100

Total assets	$65,873	$17,961

Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable and accrued expenses	$1,482	$2,062
Carriers and vendors payable	2,993	2,790
Commissions payable	1,553	1,533
Current portion of long-term debt	—	813
Current portion of noncompete obligation	142	155
Income taxes payable	1,167	—
Due to member of Health Plan Intermediaries, LLC	—	773
Other current liabilities	301	345

Total current liabilities	7,638	8,471

Long-term debt, less current portion	—	2,481
Noncompete obligation	613	626
Due to related parties pursuant to tax receivable agreement	377	—
Other liabilities	54	45

Total liabilities	8,682	11,623

Commitments and contingencies

Stockholders’/member’s equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,295,167 shares issued and outstanding)	5	—
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	—
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Additional paid-in capital	23,374	—
Accumulated deficit	(3,688)	—
Member’s equity of Health Plan Intermediaries, LLC	—	6,335
Noncontrolling interests	37,491	3

Total stockholders’/member’s equity	57,191	6,338

Total liabilities and stockholders’/member’s equity	$65,873	$17,961

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

($ in 000’s, except per share data)

	Three months ended March 31,
	2013	2012
	(restated)
Revenues (premium equivalents of $22,084 and $15,733 for the three months ended March 31, 2013 and 2012, respectively)	$12,471	$8,523

Third-party commissions	8,037	5,740
Credit cards and ACH fees	265	210
Contract termination expense	5,500	—
General and administrative expenses	4,308	1,423
Depreciation and amortization	244	271

Total operating costs and expenses	18,354	7,644

(Loss) income from operations	$(5,883)	$879

Other expense (income):
Interest expense	38	65
Other expense (income)	428	(6)

Net (loss) income before income taxes	(6,349)	820
Provision for income taxes	1,167	—

Net (loss) income	(7,516)	820
Net loss attributable to noncontrolling interests	(3,828)	—

Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$(3,688)	$820

Per share data:
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.78)

Diluted	$(0.78)

Weighted average shares outstanding
Basic	4,717,731
Diluted	4,717,731

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Member’s/Stockholders’ Equity (unaudited)

($ in 000’s, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock
	Member’s Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Noncontrolling Interests	Total Stockholders’/ Member’s Equity
Balance as of January 1, 2012	$6,996	$—	—	$—	—	$—	$—	$—	$—	$6,996
Net income	3,349	(89)	—	—	—	—	—	—	—	3,260
Contribution from minority partner	—	92								92
Distributions	(4,010)	—	—	—	—	—	—	—	—	(4,010)

Balance as of December 31, 2012	$6,335	$3	—	$—	—	$—	$—	$—	$—	$6,338

Net loss	(248)	(11)	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	(171)

Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	5,918
Effects of intial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	5,918	—

Balance as of February 13, 2013	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013 (restated)	—	—	—	—	—	—	—	(3,688)	(3,569)	(7,257)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,751	—	—	57,756
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	36,444	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	—	100,000	—	—	—	1,302	—	—	1,302
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	(1,302)	(1,302)
Issuance of Class A common stock under equity compensation plans	—	—	528,500	—	—	—	774	—	—	774

Balance as of March 31, 2013 (restated)	$—	$—	5,295,167	$5	8,566,667	$9	$23,374	$(3,688)	$37,491	$57,191

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (unaudited)

($ in 000’s)

	Three Months Ended March 31,
	2013	2012
	(restated)
Operating activities:
Net (loss) income	$(7,516)	$820
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	774	—
Depreciation and amortization	244	271
Loss on extinguishment of debt	71	—
Amortization of deferred financing costs	7	12
Changes in operating assets and liabilities:
(Increase) decrease in cash held on behalf of others	(177)	53
(Increase) decrease in credit card transactions receivable	(73)	99
Decrease in accounts receivable	109	54
Increase in advanced commissions	(242)	(84)
(Increase) decrease in prepaid expenses and other assets	(395)	10
Increase (decrease) in carriers and vendors payable	203	(150)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(103)	167
Increase (decrease) in commissions payable	20	(25)
Increase in due to related parties pursuant to tax receivable agreement	377	—
Increase in income taxes payable	1,167	—
Decrease in amounts due to member of Health Plan Intermediaries, LLC	—	(126)

Net cash (used in) provided by operating activities	(5,534)	1,101

Investing activities:
Acquisitions of short-term investments	(18,906)	—
Purchases of property and equipment	(51)	(21)
Loans to distributors	(60)	(100)
Proceeds from repayment of loans to distributors	59	50
Payments for deposits	(7)	—

Net cash used in investing activities	(18,965)	(71)

Financing activities:
Repayments of notes payable	(51)	—
Repayments of long-term debt	(3,294)	(188)
Payments under noncompete obligation	(26)	—
Distributions to member of Health Plan Intermediaries, LLC	(944)	(68)
Payments for equity issuance	(1,643)	(78)
Payments under capital leases	(1)	(1)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	60,760	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	1,302	—
Purchase of Series B Membership interests	(1,302)	—
Contributions from noncontrolling interests	10	—

Net cash provided by (used in) financing activities	54,811	(335)

Net increase in cash and cash equivalents	30,312	695
Cash and cash equivalents at beginning of period	750	618

Cash and cash equivalents at end of period	$31,062	$1,313

Supplemental disclosure of non-cash investing and financing activities:
Capitalized equity issuance costs in accounts payable	$352	$—

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

Revisions to previously issued interim consolidated financial statements

The interim consolidated financial statements as of and for the three months ended March 31, 2013 were revised to correct amounts previously reported. As part of our review of expenses recorded at HII and HPIH, we corrected the recording of stock-based compensation expense in the second quarter of 2013. In the first interim quarter of fiscal 2013, we recorded stock-based compensation expense solely to HII for financial reporting purposes in error and for purposes of calculating the tax provision, as well as allocating the net loss between the Company and the noncontrolling interests. In the second quarter of fiscal year 2013, we determined that all costs including stock-based compensation, with the exception of costs associated with payments resulting from the Tax Receivable Agreement (see below) and income taxes, are substantive to the operations conducted under HPIH and should be recorded by HPIH. Our provision for income taxes was also impacted due to our correction of net loss allocated to HII and a change in our estimated annual effective tax rate. In accordance with applicable accounting guidance, adjustments to the financial statements of prior periods are required to reflect the correction of errors, if material. We determined that our change in the recording of stock-based compensation from HII to HPIH was a correction of an error and was material to our previously issued financial statements as of and for the three months ended March 31, 2013. We have followed guidance in ASC 250, Accounting Changes and Error Corrections, for the correction of an error in previously issued consolidated financial statements.

The effect of the prior period misstatements to our interim consolidated financial statements is an understatement of the provision for income taxes of $114,000, an understatement of net loss of $114,000, an overstatement of net loss attributable to Health Insurance Innovations, Inc. of $371,000, an understatement of net loss attributable to noncontrolling interests of $485,000, an overstatement of deferred tax assets and total assets of $1.3 million, an overstatement of income tax payable, total current liabilities and total liabilities of $1.2 million, an overstatement of accumulated deficit of $371,000, an overstatement of noncontrolling interests of $485,000, an overstatement of stockholders’ equity of $114,000 and an overstatement of total liabilities and stockholders’ equity of $1.3 million. The restatement decreased the net loss per share attributable to Health Insurance Innovations, Inc. (basic and diluted) by $0.08 for the three months ended March 31, 2013. Consequently, the related amounts previously reported in the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows as of and for the three months ended March 31, 2013 were restated. We did not present a summary of the impact of the restatement on the consolidated statement of cash flows for the above referenced interim period as the net impact is zero.

The table below summarizes the effect of the restatement of previously reported interim consolidated financial statements (in thousands).

Consolidated Balance Sheet

	As of March 31, 2013
	As previously reported	Restatement adjustments	As restated
Deferred tax assets	$1,266	$(1,266)	$—
Total assets	67,139	(1,266)	65,873
Income taxes payable	2,319	(1,152)	1,167
Total current liabilities	8,790	(1,152)	7,638
Total liabilities	9,834	(1,152)	8,682
Accumulated deficit	(4,059)	371	(3,688)
Noncontrolling interests	37,976	(485)	37,491
Total stockholders’ equity	57,305	(114)	57,191
Total liabilities and stockholders’ equity	67,139	(1,266)	65,873

Consolidated Statement of Operations

	For the three months ended March 31, 2013
	As previously reported	Restatement adjustments	As restated
Provision for income taxes	$1,053	$114	$1,167
Net (loss) income	(7,402)	(114)	(7,516)
Net loss attributable to noncontrolling interests	(3,343)	(485)	(3,828)
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	(4,059)	371	(3,688)
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.86)	$0.08	$(0.78)
Diluted	$(0.86)	$0.08	$(0.78)

Financial information included in the accompanying interim consolidated financial statements and the notes thereto reflect the effects of the corrections described in the preceding discussion and table.

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

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the three months ended March 31, 2013 were as follows:

Basic net loss available to common shareholders	$(3,688)
Average shares - basic	4,717,731
Effect of dilutive securities:
Restricted shares	—
SARs	—

Average shares - diluted	4,717,731

Basic net loss per share attributable to Health Insurance Innovations, Inc	$(0.78)
Diluted net loss per share attributable to Health Insurance Innovations, Inc	$(0.78)

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

Following the IPO, HPIH and HPIS continue to operate in the United States as partnerships for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2013 was (18.4%). Provision for income taxes was $1.2 million for the three months ended March 31, 2013.

HII’s effective tax rate includes a rate benefit attributable to the fact that HPIH and HPIS operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of HII’s earnings attributable to the noncontrolling interest are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is that it is more likely than not that all of our deferred tax assets will not be realized to offset future taxable income, and we project to have a current tax liability for the current year.

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

Business

As described in Explanatory Note and in Note 1 of the accompanying consolidated financial statements, the accompanying consolidated financial statements were revised to correct amounts previously reported.

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

The following table presents a reconciliation of net (loss) income to EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net (loss) income (1)	$(7,516)	$820
Interest expense	38	65
Depreciation and amortization	244	271
Provision for income taxes	1,167	—

EBITDA	$(6,067)	$1,156

(1)	Net loss for the three months ended March 31,2013 includes a one-time expense of $5.5 million related to the termination of contract rights with TSG, a managing general agent of the Company. For further information, see “Comparison of the Three Months Ended March 31, 2013 and 2012” below and Note 2 of the accompanying consolidated financial statements.

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

Noncontrolling Interests

Upon completion of the IPO, we became a holding company, the principal asset of which is our interest in HPIH. All of our business is conducted through HPIH. We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2013, we have a 38.2% economic interest in HPIH, and HPI possesses a 61.8% economic interest in HPIH. Net loss attributable to HII includes our share of HPIH’s losses, expense related to the tax receivable agreement due to related parties of $377,000 and our income tax provision of $1.2 million. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

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

Results of Operations

The following table is a summary of our statements of operations as a percentage of our total revenues.

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Third-party commissions	64.4%	67.3%
Credit cards and ACH fees	2.1%	2.5%
Contract termination expense	44.1%	0.0%
General and administrative expenses	34.5%	16.7%
Depreciation and amortization	2.0%	3.2%

Total operating costs and expenses	147.1%	89.7%
Other expense (income):
Interest expense	0.3%	0.8%
Other expense (income)	3.4%	-0.1%

Net (loss) income before income taxes	-50.8%	9.6%
Provision for income taxes	9.4%	0.0%

Net (loss) income	60.2%	9.6%
Net loss attributable to noncontrolling interests	-30.7%	0.0%

Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC (1)	-29.5%	9.6%

(1)	As of March 31, 2013, our only material asset is the ownership of approximately 38.2% of the Membership Interests in HPIH, and our only business is to act as the sole managing member of HPIH. Accordingly, we consolidate the financial results of HPIH into our financial statements. The remaining 61.8% ownership interests held by the other members of HPIH, consisting of HPI and HPIS, are accounted for as a non-controlling interest in our consolidated financial statements. Additionally, TSG’s 20% non-controlling interest in ICE is accounted for as a non-controlling interest in our consolidated financial statements. See Note 1 of the accompanying consolidated financial statements for further information on our basis of presentation.

Comparison of Three Months Ended March 31, 2013 and 2012

The following table presents our historical results of operations and the changes in these results in dollars and as a percentage for the periods presented:

	Three Months Ended March 31,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$12,471	$8,523	$3,948	46.3%
Third-party commissions	8,037	5,740	2,297	40.0%
Credit cards and ACH fees	265	210	55	26.2%
Contract termination expense	5,500	—	5,500	—
General and administrative expenses	4,308	1,423	2,885	202.7%
Depreciation and amortization	244	271	(27)	-10.0%

Total operating costs and expenses	18,354	7,644	10,710	140.1%

Other expense (income):
Interest expense	38	65	(27)	-41.5%
Other expense (income):	428	(6)	434	—

Net (loss) income before income taxes	(6,349)	820	(7,169)	—
Income tax expense	1,167	—	1,167	—

Net (loss) income	(7,516)	820	(8,336)	—
Net loss attributable to noncontrolling interests	(3,828)	—	(3,828)	—

Net (loss) income attributable to Health Insurance Innovations, Inc.	$(3,688)	$820	$(4,508)	—

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

Provision for Income Taxes

Provision for income taxes was $1.2 million for the three months ended March 31, 2013, reflecting an (18.4%) effective tax rate, as compared to no provision for income taxes during the three months ended March 31, 2012, at which time we operated a limited liability company.

HII’s effective tax rate includes a rate benefit attributable to the fact that HPIH and HPIS operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of HII’s earnings attributable to the noncontrolling interest are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is that it is more likely than not that all of our deferred tax assets will not be realized to offset future taxable income, and we project to have a current tax liability for the current year.

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

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, due to a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the controls over the design and operation of the financial statement close process, which process impacts most of the Company’s significant accounts included in the financial statements. The deficiencies in the design and operation of the financial statement close process that resulted in the material weakness included the following:

•	lack of a formal process for reviewing period-end cutoff of revenues and expenses to ensure amounts are captured in the period earned or incurred under the accrual basis of accounting;

•	no process in place to ensure all expenses incurred during the period are accrued as of the month-end date and recorded within the proper entity, including expenses for which estimates are required;

•	absence of a mechanism through which the accounting implications of significant, unusual or non-routine events and transactions are formally evaluated; and

•	no process to ensure formally executed agreements regarding all significant arrangements with third parties and others are obtained.

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

We identified a material weakness where we did not have effective controls over the design and operation of the financial statement close process, which process impacts most of our significant accounts included in the financial statements. The deficiencies in the design and operation of the financial statement close process that resulted in the material weakness included the following:

•	lack of a formal process for reviewing period-end cutoff of revenues and expenses to ensure amounts are captured in the period earned or incurred under the accrual basis of accounting;

•	no process in place to ensure all expenses incurred during the period are accrued as of the month-end date and recorded within the proper entity, including expenses for which estimates are required;

•	absence of a mechanism through which the accounting implications of significant, unusual or non-routine events and transactions are formally evaluated; and

•	no process to ensure formally executed agreements regarding all significant arrangements with third parties and others are obtained.

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

ITEM 6—EXHIBITS

Exhibit No.	Description

10.1*	Form of Indemnification Agreement

10.2*	Form of Restricted Stock Award Agreement

10.3*	Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

*	Document is filed with this Form 10-Q/A.
#	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

August 13, 2013	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 13, 2013	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY (PRINCIPAL FINANCIAL OFFICER)

August 13, 2013	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)