Form 10-Q
period 2013-06-30
Health Insurance Innovations, Inc.
filed 2013-08-14
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013 the registrant had 5,309,594 shares of Class A common stock, $0.001 par value, outstanding and 8,566,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in 000’s, except share amounts)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,979	$750
Cash held on behalf of others	4,213	3,839
Credit card and ACH transactions receivable	1,073	588
Short-term investments	20,491	—
Accounts receivable	196	273
Advanced commissions	2,479	297
Prepaid expenses and other current assets	615	217
Total current assets	57,046	5,964
Property and equipment, net of accumulated depreciation	268	213
Capitalized offering costs	—	1,819
Goodwill	5,906	5,906
Intangible assets, net of accumulated amortization	3,508	3,959
Other assets	28	100
Total assets	$66,756	$17,961
Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable and accrued expenses	$1,213	$2,062
Carriers and vendors payable	3,380	2,790
Commissions payable	1,695	1,533
Current portion of long-term debt	—	813
Current portion of noncompete obligation	129	155
Income taxes payable	1,295	—
Due to member of Health Plan Intermediaries, LLC	—	773
Other current liabilities	460	345
Total current liabilities	8,172	8,471
Long-term debt, less current portion	—	2,481
Noncompete obligation	588	626
Due to related parties pursuant to tax receivable agreement	359	—
Other liabilities	57	45
Total liabilities	9,176	11,623
Commitments and contingencies
Stockholders’/member’s equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,309,594 shares issued and outstanding)	5	—
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	—
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Additional paid-in capital	25,262	—
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(4,092)	—
Member’s equity of Health Plan Intermediaries, LLC	—	6,335
Noncontrolling interests	36,411	3
Total stockholders’/member’s equity	57,580	6,338
Total liabilities and stockholders’/member’s equity	$66,756	$17,961

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

($ in 000’s, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues (premium equivalents of $24,194 and $18,024 for the three months ended June 30, 2013 and 2012, respectively and $46,279 and $33,757 for the six months ended June 30, 2013 and 2012, respectively)	$13,598	$9,935	$26,069	$18,458
Third-party commissions	8,473	6,710	16,510	12,450
Credit cards and ACH fees	283	213	548	423
Contract termination expense	—	—	5,500	—
General and administrative expenses	5,354	1,811	9,662	3,234
Depreciation and amortization	246	271	490	542
Total operating costs and expenses	14,356	9,005	32,710	16,649
(Loss) income from operations	(758)	930	(6,641)	1,809
Other (income) expense:
Interest (income) expense	(17)	62	21	127
Other (income) expense	(44)	(4)	384	(10)
Net (loss) income before income taxes	(697)	872	(7,046)	1,692
Provision for income taxes	128	—	1,295	—
Net (loss) income	(825)	872	(8,341)	1,692
Net loss attributable to noncontrolling interests	(421)	(20)	(4,249)	(20)
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$(404)	$892	$(4,092)	$1,712
Per Share data
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.08)		$(0.86)
Diluted	$(0.08)		$(0.86)
Weighted average shares outstanding
Basic	4,766,667		4,750,000
Diluted	4,766,667		4,750,000

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

($ in 000’s)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(825)	$872	$(8,341)	$1,692
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(30)	—	(30)	—
Comprehensive (loss) income	(855)	872	(8,371)	1,692
Less: Comprehensive loss attributable to noncontrolling interests	(15)	—	(15)	—
Comprehensive (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC.	$(840)	$872	$(8,356)	$1,692

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Stockholders’/Member’s Equity (unaudited)

($ in 000’s, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock
	Member’s Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’/ Member’s Equity
Balance as of January 1, 2012	$6,996	$—	—	$—	—	$—	$—	$—	$—	$—	$6,996
Net income	3,349	(89)	—	—	—	—	—	—	—	—	3,260
Contribution from minority partner	—	92									92
Distributions	(4,010)	—	—	—	—	—	—	—	—	—	(4,010)
Balance as of December 31, 2012	$6,335	$3	—	$—	—	$—	$—	$—	$—	$—	$6,338
Net loss	(248)	(11)	—	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	—	(171)
Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	—	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	—	5,918	—
Balance as of February 13, 2013	—	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013	—	—	—	—	—	—	—	—	(4,092)	(3,990)	(8,082)
Other comprehensive loss	—	—	—	—	—	—	—	(15)	—	(15)	(30)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,750	—	—	—	57,755
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	—	36,444	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	—	100,000	—	—	—	1,302	—	—	—	1,302
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	—	(1,302)	(1,302)
Issuance of Class A common stock under equity compensation plans	—	—	542,927	—	—	—	2,701	—	—	—	2,701
Acquisition of noncontrolling interest in consolidated subsidiary							(38)			(52)	(90)
Contributions										6	6
Distributions										(598)	(598)
Balance as of June 30, 2013	$—	$—	5,309,594	$5	8,566,667	$9	$25,262	$(15)	$(4,092)	$36,411	$57,580

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (unaudited)

($ in 000’s)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(8,341)	$1,692
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	2,701	—
Depreciation and amortization	490	542
Loss on extinguishment of debt	71	—
Amortization of deferred financing costs	7	23
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(374)	(319)
Increase in credit card transactions receivable	(485)	(133)
Decrease in accounts receivable	77	23
Increase in advanced commissions	(2,182)	(284)
Decrease in gateway processor deposit	—	400
Increase in prepaid expenses and other assets	(331)	(4)
Increase in carriers and vendors payable	590	260
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(212)	618
Increase in commissions payable	162	143
Increase in due to related parties pursuant to tax receivable agreement	359	—
Increase in income taxes payable	1,295	—
Decrease in amounts due to member of Health Plan Intermediaries, LLC	—	(126)
Net cash (used in) provided by operating activities	(6,173)	2,835
Investing activities:
Acquisitions of short-term investments, net	(20,521)	—
Purchases of property and equipment	(94)	(64)
Loans to distributors	(163)	(100)
Proceeds from repayment of loans to distributors	96	100
Payments for deposits	(7)	—
Net cash used in investing activities	(20,689)	(64)
Financing activities:
Repayments of notes payable	(51)	—
Repayments of long-term debt	(3,294)	(380)
Payments under noncompete obligation	(64)	—
Distributions to member of Health Plan Intermediaries, LLC	(1,542)	(1,118)
Payments for equity issuance	(1,643)	(561)
Payments under capital leases	(1)	(3)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	60,760	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	1,302	—
Purchase of Series B Membership interests	(1,302)	—
Acquisition of noncontrolling interest in subsidiary	(90)	—
Contributions from noncontrolling interests	16	20
Net cash provided by (used in) financing activities	54,091	(2,042)
Net increase in cash and cash equivalents	27,229	729
Cash and cash equivalents at beginning of period	750	618
Cash and cash equivalents at end of period	$27,979	$1,347

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

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. Our main product, short-term medical (“STM”) insurance, is an alternative to traditional individual major medical plans and generally offers comparable benefits for qualifying individuals. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies; market them to individuals through a network of distributors; and manage our relationships with our customers whom are referred to as “members,” through our customer service agents. Our sales are primarily executed online and offer real-time fulfillment through our proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the members at the time of sale. In certain cases, premiums are collected from the distributor. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

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

In anticipation of the IPO, on November 7, 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI.

Our Organizational Structure after the IPO

Health Insurance Innovations, Inc. has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, Health Insurance Innovations, Inc. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of June 30, 2013, Mr. Kosloske beneficially owns 61.7% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company, and has effective control over the outcome of votes on all matters requiring approval by our stockholders.

Health Insurance Innovations, Inc. is a holding company owning as its principal asset Series A Membership Interests in HPIH. HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to Health Insurance Innovations, Inc., as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of June 30, 2013, (i) the Series A Membership Interests held by Health Insurance Innovations, Inc. represent 38.3% of the outstanding membership interests, 38.3% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 61.7% of the outstanding membership interests, 61.7% of the economic interests and no voting interest in HPIH.

For greater detail regarding our organizational structure, our capitalization, the exchange agreement referenced below and related matters, see “Item 1. Business—Our History and the Reorganization of Our Corporate Structure” set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of Series B Membership Interests. Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. In connection with each exchange, HPIH will cancel the delivered Series B Membership Interests and Class B common stock and issue to us Series A Membership Interests on a one-for-one basis. Thus, as holders exchange their Series B Membership Interests for Class A common stock, our interest in HPIH will increase.

Holders will not have the right to exchange Series B Membership Interests if we determine that such exchange would be prohibited by law or regulation or would violate other agreements to which we may be subject. We may impose additional restrictions on the exchange that we determine necessary or advisable so that HPIH is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. If the Internal Revenue Service were to contend successfully that HPIH should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, HPIH would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income.

We and the exchanging holder will each generally bear our own expenses in connection with an exchange, except that, subject to a limited exception, we are required to pay any transfer taxes, stamp taxes or duties or other similar taxes in connection with such an exchange.

Tax Receivable Agreement

The purchase of Series B Membership Interests (together with an equal number of shares of our Class B common stock) with the net proceeds from the sale of shares reserved to cover over-allotments from the IPO, as well as subsequent exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock, for shares of our Class A common stock) are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization income tax deductions and create other tax benefits and therefore may reduce the amount of income tax that we would otherwise be required to pay in the future.

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests (currently HPI and HPIS, which are beneficially owned by Mr. Kosloske). The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) as a result of any possible future increases in tax basis described above and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises. For further information on the tax receivable agreement, see Note 13.

Basis of Presentation

The consolidated financial statements reflect the results of operations of HPI through the closing of the IPO on February 13, 2013, and HII subsequent to the IPO.

The consolidated financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of consolidated financial position, results of operations and cash flows have been included. The consolidated balance sheet data for the year ended December 31, 2012 was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, including the consolidated financial statements and accompanying notes.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of HII. We report separately the amounts of consolidated net income or loss attributable to us and noncontrolling interests.

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

Significant Accounting Policies

Revenue recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The cash amounts that we receive from payments by members are referred to as “premium equivalents.” We report revenues net of premiums remitted to insurance carriers and fees paid to vendors of discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members. We establish the allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations was $77,000 as of June 30, 2013 and December 31, 2012.

Revenue is earned at the time of sale, which coincides with the policy effective date.  Premium equivalents are paid by the members at the time of sale.   Upon payment by the member, the member immediately receives all policy-related documents, including their insurance card, in electronic format, thereby completing delivery and our responsibility with respect to the sale transaction. Commission rates for all of our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between us and the individual carrier or vendor. Risk premiums representing the amounts due to and remitted to our carriers, are typically reported and remitted to insurance carriers on the 15th day of the month following the end of the month in which they are collected.

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

Third-party commissions and advanced commissions

We utilize a broad network of licensed third-party distributors to sell the plans that we develop. We pay commissions that vary by the type of policy to these distributors based on a percentage of the policy premiums. We pay additional commissions to the distributors for discount benefit plans issued. We record commission expense in the period in which the distributors earn the commissions.

Advanced commissions consist of amounts advanced to certain third-party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions from future commissions earned on premiums collected. We have not experienced any credit losses from commission advances and, accordingly, have not recognized a provision for bad debt for the periods presented. A fee for the advanced commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as income as earned. The interest income earned from advanced commissions was $28,000 and $4,000 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $47,000 and $10,000 for the six months ended June 30, 2013 and June 30, 2012, respectively and is included in other (income) expense  on the accompanying consolidated statements of operations. The balance of advanced commissions was $2.5 million and $297,000 as of June 30, 2013 and December 31, 2012, respectively.

Cash and cash equivalents and short-term investments

We account for cash on hand and demand deposits with banks and other financial institutions as cash. Short-term, highly liquid investments with original maturities of three months or less are considered cash equivalents. Investments in cash equivalents include, but are not limited to, demand deposit accounts, money market accounts and certificates of deposit with maturities of three months or less.

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

Cash held on behalf of others

In our capacity as policy administrator, we collect premiums from members and distributors and, after deducting our earned fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. We hold the unremitted funds in a fiduciary capacity in bank accounts until they are disbursed, and the use of such funds for certain carriers is restricted. These unremitted amounts are reported as cash held on behalf of others in the accompanying consolidated balance sheets with the related liabilities reported as carriers and vendors payable and commissions payable. Cash held on behalf of others was $4.2 million and $3.8 million as of June 30, 2013 and December 31, 2012, respectively.

Accounts receivable

Accounts receivable represent amounts due to us for premiums collected by a third-party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are cancelled retroactively if the payment remains delinquent. We have not experienced any credit losses from accounts receivable and have, accordingly, not recognized a provision for uncollectible accounts receivable.

Credit card and ACH transactions receivable

Members may pay their policy premiums to us by credit card or through ACH transfers. The credit card and ACH vendor remits cash for these transactions to us. Credit card and ACH transactions processed by the credit card and ACH vendors or processors, but not yet remitted to us, are recorded as credit card and ACH transactions receivable. A portion of the amounts receivable from these transactions is related to carrier premiums, discount benefit plan fees and third-party commissions. The balance related to carrier premiums, discount benefit plan fees and commissions was $862,000 and $484,000 as of June 30, 2013 and December 31, 2012, respectively, and is included in credit card and ACH transactions receivable on the accompanying balance sheets.

We incur fees for these transactions that are expensed as incurred.

Capitalization of offering costs

Capitalized offering costs are costs directly attributable to the IPO. Prior to the IPO, we had capitalized $3.0 million of offering costs. Upon closing the IPO in February 2013, these costs were netted against the proceeds of the IPO; as such, there was no balance in capitalized offering costs as of June 30, 2013. As of December 31, 2012, the balance of capitalized offering costs was $1.8 million.

Property and equipment

Property and equipment is recorded at cost, less accumulated depreciation, in the accompanying consolidated balance sheets. Depreciation expense for property and equipment was $20,000 and $12,000 for the three months ended June 30, 2013 and 2012, respectively, and $39,000 and $24,000 for the six months ended June 30, 2013 and 2012, respectively and is computed using the straight-line method over the following estimated useful lives:

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

The market approach uses a guideline company methodology, which is based upon a comparison of the reporting unit to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to our revenue and earnings to calculate a business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our business, multiples were adjusted prior to application to our revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

Our goodwill balance arose from the acquisition of the Naylor units of HPI.

The changes in the carrying amounts of goodwill were as follows:

Balance as of January 1, 2012	$5,906,000
Goodwill acquired	—
Impairment of goodwill	—
Balance as of December 31, 2012	$5,906,000
Goodwill acquired	—
Impairment of goodwill	—
Balance as of June 30, 2013	$5,906,000

Other intangible assets

Other intangible assets consist of our brand, the carrier network and distributor relationships that were recognized in connection with acquisition purchase accounting, as well as capitalized software and a noncompete agreement. Finite-lived intangible assets are amortized over their useful lives from two to seven years.

Major classes of intangible assets as of June 30, 2013 consisted of the following:

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2	$400,000	$350,000	$50,000
Capitalized software	5	45,000	8,000	37,000
Carrier network	5	40,000	14,000	26,000
Distributor relationships	7	3,610,000	903,000	2,707,000
Noncompete agreement	5	843,000	155,000	688,000
Total intangible assets	6.2	$4,938,000	$1,430,000	$3,508,000

Major classes of intangible assets as of December 31, 2012 consisted of the following:

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2	$400,000	$250,000	$150,000
Capitalized software	5	45,000	4,000	41,000
Carrier network	5	40,000	10,000	30,000
Distributor relationships	7	3,610,000	645,000	2,965,000
Noncompete agreement	5	843,000	70,000	773,000
Total intangible assets	6.2	$4,938,000	$979,000	$3,959,000

Amortization expense for the three months ended June 30, 2013 and 2012 was $226,000 and $259,000, respectively, and for the six months ended June 30, 2013 and 2012 was $451,000 and $518,000, respectively.

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

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

We utilize the market approach to measure the fair value of our financial assets. Our short-term investment in a marketable security, available-for-sale is valued based on Level 1 inputs as it is a publicly-traded mutual fund with a quoted price in an active market. Our noncompete obligation is valued based on Level 2 inputs, and primarily valued using nonbinding market prices that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, other short-term investments, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of June 30, 2013 approximate fair value because of the short-term duration of these instruments.

As of June 30, 2013, our short-term investments, which include a marketable security, available-for-sale (a mutual fund) and certificates of deposit with maturities greater than three months to nine months, and our noncompete obligation measured at fair value were as follows:

		Fair Value Measurement as of June 30, 2013
	Carrying Value as of June 30, 2013	Level 1	Level 2	Level 3
Assets:
Marketable security, available-for-sale	$14,970,000	$14,970,000	$—	$—
Certificates of deposit	5,521,000	5,521,000	—	—
	$20,491,000	$20,491,000	$—	$—
Liabilities:
Noncompete obligation, including current portion	$717,000	$—	$693,000	$—

As of December 31, 2012, our long-term debt and noncompete obligation measured at fair value were as follows:

		Fair Value Measurement as of December 31, 2012
	Carrying Value as of December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$3,294,000	$—	$3,314,000	$—
Noncompete obligation, including current portion	781,000	—	779,000	—
	$4,075,000	$—	$4,093,000	$—

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

2. Business Acquisitions

Acquisition of Insurance Center for Excellence, LLC and Other Transactions

On June 1, 2012, HPI and TSG Agency, LLC (“TSG”) acquired ICE. ICE is a call center training facility for the Company’s distributors. In connection with the transaction, HPI received an 80% controlling interest in ICE and was required to contribute $80,000 in capital contributions, and TSG received a 20% noncontrolling interest in the business and was required to contribute $20,000 in capital contributions. Subsequent to the initial contributions, HPI contributed an additional $240,000, and TSG contributed an additional $60,000, respectively, to ICE during the year ended December 31, 2012. During the six months ended June 30, 2013, we contributed $40,000 to ICE, and TSG contributed $16,000 to ICE. On June 30, 2013, we purchased TSG’s 20% interest in ICE for $90,000 and, as a result, ICE is our wholly-owned subsidiary.

ICE entered into employment agreements with employees of The Amacore Group, Inc. (“Amacore”) contemporaneously with the June 1, 2012 formation of ICE, and at the date of formation, former Amacore employees comprise the full staff of ICE. ICE additionally assumed a month-to-month lease for space that was occupied by Amacore immediately prior to the formation of ICE.

Concurrent with the formation of ICE, ICE additionally entered into a sublease agreement (“Lease Agreement”) with Amacore for additional space effective June 1, 2012. Under the Lease Agreement, ICE assumed all rights, responsibilities, obligations, terms and conditions of the original lease, which expires on April 30, 2015. Amacore agreed to transfer to ICE a security deposit previously paid by Amacore of approximately $13,000, and Amacore contributed $15,000 to ICE for the purchase of property and equipment, certain office and computer equipment and rights to certain 800 numbers, to ICE that have minimal value. We are recognizing the consideration provided by Amacore as a lease incentive that is being amortized over the term of the lease on a straight-line basis.

Additionally, concurrent with its June 1, 2012 formation, ICE entered into an Agent Producer Agreement and an Assignment of Commissions Agreement with Amacore (collectively referred to as “Agent Agreement”). Under the Agent Agreement, ICE assigned its commissions with respect to Assurant dental sales to Amacore in return for production incentives, training, marketing materials, commission payments and reporting, advances on commissions and ongoing sales support.

The transaction with Amacore as described above is a business combination, and no assets or liabilities, including intangible assets or goodwill, were recognized other than those described above.

In March 2013, we paid $5.5 million to enter into an agreement to terminate certain contract rights with TSG. As a result of this transaction, Ivan Spinner, who controls TSG, became an employee of the Company. This transaction was expensed during the six months ended June 30, 2013, and is included within contract termination expense on the accompanying consolidated statement of operations.

3. Short-term investments

As of June 30, 2013, short-term investments consisted of the following:

	Carrying Value as of June 30, 2013	Fair Value as of June 30, 2013
Certificates of deposit (1)	$5,521,000	$5,521,000
Marketable security, available-for-sale (2)	14,970,000	14,970,000
	$20,491,000	$20,491,000

(1)	Certificates of deposit have maturities ranging from greater than three months to nine months.
(2)

The marketable security is a fixed-income mutual fund classified as short-term due to our intent to invest the balance into our operations within one year. Cumulative unrealized losses of $30,000 on this security are included in accumulated other comprehensive loss on the accompanying consolidated balance sheet.

4. Accounts Payable and Accrued Expenses

As of June 30, 2013 and December 31, 2012, accounts payable and accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$372,000	$735,000
Accrued refunds	457,000	467,000
Accrued wages	203,000	90,000
Accrued professional fees	96,000	683,000
Accrued credit card and ACH fees	62,000	56,000
Accrued interest	20,000	12,000
Deferred salary	—	19,000
Other accruals	3,000	—
Total accounts payable and accrued expenses	$1,213,000	$2,062,000

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

There was no interest expense incurred on the loan for the three months ended June 30, 2013 and $17,000 for the six months ended June 30, 2013. Interest expense incurred on the loan was $50,000 and $103,000 during the three and six months ended June 30, 2012, respectively.

In connection with the loan, we recorded deferred financing costs which consisted primarily of consulting and legal fees directly related to the loan. These amounts were amortized over the term of the loan using the effective interest rate method. There was no amortization expense on the deferred financing costs for the three months ended June 30, 2013 and $7,000 for the six months ended June 30, 2013. Amortization expense for the three and six months ended June 30, 2012 was $11,000 and $23,000, respectively.

In February 2013, we repaid the $3.2 million outstanding balance of the loan using a portion of the proceeds of the IPO. The remaining deferred financing costs of $71,000 were written-off to other expense (income) on the accompanying consolidated statement of operations when the loan was repaid.

6. Stockholders’ Equity

Refer to Note 1 for further information regarding the current capital structure of the Company.

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

Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of June 30, 2013, Class A common stockholders have 38.3% of the voting power in HII and Class B common stockholders have 61.7% of the voting power of HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

7. Variable Interest Entities

As of June 30, 2013, we had a variable interest in HPIH, and HPIH is a variable interest entity (“VIE”), pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights.

We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have both power and benefits over HPIH. We have the power to direct the activities of HPIH that most significantly impact the entity’s economic performance. Pursuant to the Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC, we are the sole managing member of HPIH, operate the business, have 100% of the voting power and control the management of HPIH. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is 100% of the operating income or loss of the VIE.

8. Stock-based Compensation

Effective February 7, 2013, we maintain one  stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), under which stock options, stock appreciation rights (“SARs”), restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There are 1,250,000 shares of common stock reserved for issuance under the LTIP.

We recognize expense for stock-based compensation based upon estimated grant date fair value. For grants of options or SARs, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three and six months ended June 30, 2013.

The fair value of SARs granted during the first six months of 2013 was based upon the Black-Scholes option-pricing model. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and active market trades. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

Risk-free rate	0.9%
Expected life	4.5 years
Volatility	45.5%
Expected dividend	none

The following table summarizes SARs and restricted shares granted during the three and six months ended June 30 (in thousands):

Three months ended June 30,				Six months ended June 30,
2013		2012		2013		2012
SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued
	14	—		150	543	—

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SARs	$252	$—	$294	$—
Restricted shares	1,675	—	2,407	—
	$1,927	$—	$2,701	$—

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of June 30, 2013 (in thousands):

		Remaining years
SARs	$510	2.8
Restricted shares	5,089	4.0
	$5,599

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs exercised during the three and six months ended June 30, 2013.

We did not have any income tax benefits realized from activity involving stock options, stock appreciation rights, or restricted shares for the three and six months ended June 30, 2013.

9. Net loss per Share

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the three and six months ended June 30, 2013 were as follows (in thousands, except share data):

	Three Months Ended	Six Months Ended
	June 30, 2013
Basic net loss available to common shareholders	$(404)	$(4,092)
Average shares—basic	4,766,667	4,750,000
Effect of dilutive securities:
Restricted shares	—	—
SARs	—	—
Average shares—diluted	4,766,667	4,750,000
Basic net loss per share attributable to Health Insurance Innovations, Inc.	$(0.08)	$(0.86)
Diluted net loss per share attributable to Health Insurance Innovations, Inc.	$(0.08)	$(0.86)

Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants and stock appreciation rights and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net loss per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restricted shares	502	—	498	—
SARs	150	—	150	—

10. Income Taxes

Our former operating entity, HPI, was taxed as an S corporation for income tax purposes. Therefore, we were not subject to entity-level federal or state income taxation prior to the IPO. HPIH and HPIS are currently taxed as partnerships for federal income tax purposes; as a result, the members of HPIH and HPIS pay taxes with respect to their allocable shares of each company’s respective net taxable income.

Following the IPO, HPIH and HPIS continue to operate in the United States as partnerships for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and six months ended June 30, 2013 was (18.4)%. We incurred a provision for income taxes of $128,000 and $1.3 million for the three and six months ended June 30, 2013, respectively.

Our effective tax rate includes a rate detriment attributable to the fact that our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to the noncontrolling interest are not subject to corporate level taxes.  Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is more likely than not that our deferred tax assets will not be realized to offset future taxable income.

We project to have a current tax liability for the year, primarily as a result of differences between financial reporting and tax-based reporting for the timing of expense recognition. We do not project that the current tax liability will enable any portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.  The resulting tax expense correlates with the determination of our effective tax rate.

As of December 31, 2012, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.  For the three and six months ended June 30, 2013, there was no change to our total gross unrecognized tax benefit.  We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and ICE, which expire in 2017 and 2015, respectively. We also lease certain equipment under operating leases, which expire in 2015. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $65,000 and $63,000 as of June 30, 2013 and December 31, 2012, respectively. Total rent expense under all operating leases, which includes equipment, was $61,000 and $32,000 for the three months ended June 30, 2013 and 2012, respectively and $114,000 and $58,000 for the six months ended June 30, 2013 and 2012, respectively and is included in general and administrative expenses in the accompanying consolidated statements of operations.

We also entered into capital lease obligations to finance certain equipment. The leases have terms expiring beginning in 2015. The balance of the equipment and the corresponding liability was $5,000 and $7,000 as of June 30, 2013 and December 31, 2012, respectively.  These capital lease obligations are included in property and equipment and other liabilities in the accompanying consolidated balance sheets.

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

Additionally, we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we are required to make monthly payments of $16,000 for five years. The present value of these payments was capitalized and recorded as an intangible asset with a corresponding liability on the accompanying consolidated balance sheets.

Legal Proceedings

As of June 30, 2013, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI, by virtue of its Series B Membership interests in HPIH, of which we are managing member, is a related party, and the beneficial interests in HPI are held by Mr. Kosloske. During the three months ended June 30, 2013, HPIH paid distributions of $598,000 to HPI for Mr. Kosloske’s 2012 and estimated 2013 federal income tax liability, pursuant to the operating agreement entered into by HPIH and HPI.  Distributions of $1.5 million, for the six months ended June 30, 2013 include $944,000 of distributions during the three months ended March 31, 2013, all of which were made prior to the IPO. During the three and six months ended June 30, 2012, there were $1.1 million in distributions to HPI.

TSG Agency, LLC

In August 2012, we entered into a promissory note with Ivan Spinner, who controls TSG, in the amount of $100,000 for the purpose of funding advanced commissions. The note was non-interest bearing and required equal monthly payments of $25,000 beginning September 20, 2012 and ending December 20, 2012. This loan was modified on October 18, 2012 whereby the November and December payments were deferred to January 2, 2013 and February 1, 2013, respectively. The note was repaid during the first quarter of 2013 and had a balance of $50,000 at December 31, 2012.

On March 14, 2013, the Company terminated its contract rights with TSG for an aggregate cash price of $5.5 million. In conjunction with the transaction, Ivan Spinner joined HII as an employee.

On June 30, 2013, we purchased TSG’s interest in ICE for a cash payment to TSG of $90,000.  See Note 2 for further information on this transaction.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests, which are beneficially owned by Mr. Kosloske.  See Note 1 for further description of the tax receivable agreement.

As of June 30, 2013, we have made no such payments under the tax receivable agreement. As of June 30, 2013, we would be obligated to pay Mr. Kosloske $359,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO under the IPO underwriters’ option. See Note 6 for further information on this issuance of Class A common stock.

14. Subsequent event

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of each in Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company (collectively, “Secured”), for a cash payment of $10.0 million plus $6.5 million of contingent consideration described below. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

The Sellers may also receive contingent cash consideration under an adjustable promissory note us with an initial face amount of $2.75 million and a fair value of approximately $1.8 million, due on June 30, 2015 bearing an interest rate of 5%, payments of which we guarantee. Based upon the level of commission revenue attained by the acquired business operations between July 1, 2013 and June 30, 2015, the principal amount may be decreased if such commission revenue does not increase to a minimum threshold that the parties established (the “Threshold”) based upon actual commission revenues during the calendar year ended December 31, 2012. Alternatively, in the event growth in commission revenue increases above the Threshold, the note’s principal amount may be increased to allow the Sellers to share a portion of the commission growth above the Threshold.  We and each of the Sellers also entered into agreements providing for equity earn-out consideration whereby the Sellers have contingent rights to receive up to $3.75 million based on the achievement of certain performance and financial targets over the three years following the closing. The fair value of the equity earn-out is approximately $2.4 million.  To the extent that such targets are achieved, such earn-out consideration will be paid in our Class A common stock. The stock price used to determine the number of shares to be issued in connection with such earn-out consideration will be determined at the end of the respective performance periods as set forth in each of the forms of Performance Based Stock Award (A) agreement and Performance Based Stock Award (B) Agreement, copies of which are incorporated by reference to the Current Report on Form 8-K filed on July 23, 2013.

In connection with the Purchase Agreement, on July 17, 2013, we also entered into employment agreements the Sellers, which provide an annual salary of $100,000, $100,000 and $150,000, respectively, and a retention bonus payment of $20,833 to each of them every three months from October 15, 2013 through July 15, 2015.

Related to the acquisition of Secured, during the three months ended June 30, 2013, we recognized $194,000 in transaction costs. There were no integration costs incurred during the three months ended June 30, 2013. Transaction costs were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations. We expect to incur additional acquisition related costs in the third quarter of 2013.

As a result of the acquisition of Secured, beginning in the third quarter of 2013, our consolidated results of operations will include the results of Secured.  We have not completed a detailed valuation analysis necessary to determine the final fair market values of the Secured assets acquired and any related income tax effects and the initial accounting for the business combination is incomplete at this time.  We expect to finalize the acquisition accounting related to the transaction during the third quarter of 2013.

Preliminary fair market values of the identifiable assets and goodwill are as follows:

Identifiable assets:
Debt-free working capital	$420,503
Property and equipment	121,721
Total identified intangible assets	3,827,000
Goodwill	9,799,880
Aggregate purchase price	$14,169,104

This transaction is expected to provide us with additional benefits such as reduced enterprise risk from enhanced oversight of our marketing function, addition of sales lead management expertise to maximize the number of new insurance policies produced by each dollar invested in sales leads, and opportunities through technological and cost-saving synergies.  Pro forma financial information for Secured as of June 30, 2013 and December 31, 2012 and for the periods ended June 30, 2013 and 2012 is currently unavailable.  We will furnish such pro forma information pursuant to FASB and SEC guidelines when they become available however, Secured’s revenues and net income for the year ended December 31, 2012 were $9.6 million and $321,000, respectively.

\ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, “Part II. – Item 1A. Risk Factors” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed “Part II. – Item 1A. Risk Factors” below and “Part II. – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed on May 15, 2013, as amended. You should specifically consider the numerous risks outlined under “Part II.—Item 1A. Risk Factors” below and “Part II. – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed on May 15, 2013, as amended.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Business

In this quarterly report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII.

We are a leading developer and administrator of affordable, web-based individual health insurance plans and ancillary products. Our highly scalable, proprietary, web-based technology platform allows for mass distribution of and online enrollment in our large and diverse portfolio of affordable health insurance offerings.

Our technology platform provides customers, whom we refer to as members, immediate access to our products through our distribution partners anytime, anyplace. The health insurance products we develop are underwritten by insurance carrier companies, and we assume no underwriting or insurance risk. Members can price and tailor product selections to meet their needs, buy policies and print policy documents and identification cards in real-time. Our sales are executed online and offer instant electronic fulfillment. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision on applications for all products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides significant operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

We are an industry leader in the sale of 12-month short-term medical (“STM”) insurance plans, an alternative to traditional individual major medical (“IMM”) plans which provide lifetime renewable coverage. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations of six or 12 months at approximately half the cost of IMM plans. While applications for IMM insurance may take up to 60 days to process, STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as cancer/critical illness plans, pharmacy benefit cards, dental plans and vision plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carrier companies, market them to individuals through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including Nationwide, Companion Life, United States Fire, ING, Markel, HCC Life Insurance Company and CIGNA, among others.

We have established a large independent distribution network that consists of 79 licensed agent call centers and 225 wholesalers that work with over 9,000 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues by 36.9% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 and by 41.2% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. As discussed further below, in July 2013, we completed the acquisition of a significant distributor.  This transaction is expected to provide us with additional benefits such as reduced enterprise risk from enhanced oversight of our marketing function, addition of sales lead management expertise to maximize the number of new insurance policies produced by each dollar invested in sales leads, and opportunities through technological and cost-saving synergies.

We focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals who are unable to afford traditional IMM premiums, individuals not covered by employer-sponsored insurance plans, such as those who are self-employed as well as small business owners and their employees, and underserved “gap populations” that require insurance due to changes caused by life events, such as new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and temporary workers. Our target market consists of approximately 64 million Americans, including approximately 50 million Americans who were uninsured in 2010, according to the U.S. Census Bureau, and approximately 14 million non-elderly Americans who purchased individual health insurance plans in 2010, according to a 2010 Kaiser Family Foundation survey. We expect the number of uninsured and underinsured to significantly increase due to the rising costs of traditional IMM plans and a decline in employer-sponsored health insurance programs due to rising benefit plan costs.

Participants in the health insurance industry are focused on the potential implications of the Patient Protection and Affordable Care Act (“PPACA”) legislation in January 2014. This legislation is expected to have extensive impacts on the provisions of health insurance plans that can be sold to individuals and the resulting economics to insurers. Starting in the second quarter of 2013, some industry participants are seeking to take advantage of a PPACA loophole with the goal of increasing 2013 sales of certain products so that they can be renewed in 2014 by modifying individual major medical policy terms, premiums and commissions paid to distributors. Some of these actions have had the effect of increasing competition with our insurance products or simply causing confusion among health plan distributors and consumers. It is unclear when and to what extent these factors will abate, but management expects this loophole to close as January 2014 approaches. Very positive year over year growth is still expected but the rate of growth in our core medical policy sales slowed beginning early in the second quarter. However, we remain confident in the appeal of our product offerings, and expect increased growth once PPACA is fully implemented.

Our Corporate Structure

Overview

Health Insurance Innovations, Inc. is a holding company that was incorporated as a Delaware corporation on October 26, 2012 for the purpose of facilitating an IPO of common equity and to become the sole managing member of HPIH. Its principal asset is a controlling equity interest in HPIH. On February 7, 2013, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of HII was declared effective, and the price of such shares was set at $14.00 per share. The IPO closed on February 13, 2013. Prior to the IPO, HII had not engaged in any business or other activities except in connection with its formation and the IPO.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of HPIH was amended and restated to modify its capital structure by replacing the different classes of interests previously held by HPIH owners with a single new class of units called “Series B Membership Interests.” In addition, each Series B Membership Interest holder received one share of HII’s Class B common stock. We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Series B Membership Interests together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These transactions are collectively referred to as the “Reorganization Transactions.”

The Company, as a result of the IPO and the related Reorganization Transactions, became the sole managing member of, and has a controlling equity interest in, HPIH. As the sole managing member of HPIH, HII operates and controls all of the business and affairs of HPIH and, through HPIH and its subsidiary, conducts our business. HII consolidates the financial results of HPIH and its subsidiary, and records noncontrolling interest for the economic interest in HPIH held by the Series B Membership Interests holders. As of June 30, 2013, the noncontrolling Series B Membership Interests holders’ ownership percentage is 61.7%.

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

In June 2012, we acquired an 80% interest in ICE, which conducts call center sales operations and trains third-party insurance agents to sell our products and is consolidated in the accompanying consolidated financial statements. On June 30, 2013, we purchased the remaining 20% interest in ICE, which is now a wholly-owned subsidiary. See Note 2 of the accompanying consolidated financial statements for further information related to this acquisition.

In October 2012, HII was incorporated in the State of Delaware to facilitate our recently completed IPO.

On November 7, 2012, interests in the assets and liabilities of HPI were transferred to two subsidiaries, HPIH (99.0099%) and Health Plan Intermediaries Sub, LLC (“HPIS”) (0.9901%), each of which was created in October 2012. On November 8, 2012, Health Plan Intermediaries II, LLC, a related party, made a capital contribution of $12,010 to HPIS, and that cash along with the 0.9901% interest was contributed by HPIS to HPIH in exchange for a 1.0% interest in HPIH.

We expect that future exchanges of Series B Membership Interests (together with an equal number of our Class B common shares) for shares of our Class A common stock (which Series B Membership Interests will immediately be recapitalized into Series A Membership Interests) will result in increases in the tax basis in our share of the tangible and intangible assets of HPIH. We expect that these increases in tax basis, which would not have been available but for our new holding company structure, will reduce the amount of tax that we would otherwise be required to pay in the future. We will be required to pay a portion of the cash savings we actually realize from such increase, or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under a tax receivable agreement to the existing and certain future holders of Series B Membership Interests (HPI and HPIS, which are beneficially owned by Mr. Kosloske), pursuant to the tax receivable agreement. Furthermore, payments under the tax receivable agreement will give rise to additional tax benefits and therefore additional payments under the tax receivable agreement itself. HPIH is currently taxed as a partnership for federal income tax purposes; as a result, the members of HPIH pay taxes with respect to their allocable shares of its net taxable income. The earnings of HII are subject to federal income taxation.

On July 17, 2013, the Company entered into and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which the Company acquired from the Sellers all of the outstanding equity of each in Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company (collectively, “Secured”), for a cash payment of $10.0 million, plus approximately $6.5 million of contingent cash and equity consideration that is tied to the performance of the acquired businesses. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.  For further information on this acquisition including the contingent consideration and employment agreements with the Sellers, see Note 14 of the accompanying consolidated financial statements and Liquidity and Capital Resources below.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive all amounts due in connection with our plans on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (non-insurance benefit products that supplements or enhances an insurance product), fees for distributors and our enrollment fees. From premium equivalents, we remit risk premium, representing the amounts we collect and remit to carriers on their behalf, and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under each plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis based on the respective compensation arrangements.

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

For the three months ended June 30, 2013, our premium equivalents were $24.2 million, compared to $18.0 for three months ended June 30, 2012, representing a year-over-year increase of 34.4%. For the six months ended June 30, 2013, our premium equivalents were $46.3 million, compared to $33.8 million for the six months ended June 30, 2012, representing a year-over-year increase of 37.0% in premium equivalents.

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Premium equivalents	$24,194	$18,024	$46,279	$33,757
Less risk premium	(10,010)	(7,722)	(19,111)	(14,611)
Less amounts earned by third-party obligors	(586)	(367)	(1,099)	(688)
Revenues	$13,598	$9,935	$26,069	$18,458

Plans in force

We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plan, up to 12 months for our 12-month STM plan and often more than 12 months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of its policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due. The following table presents the number of our policies in force by product type as of June 30, 2013 and 2012:

	As of June 30,
	2013	2012	Change (%)
STM	25,994	22,494	15.6%
Hospital indemnity	8,899	6,932	28.4%
Ancillary products	29,025	19,057	52.3%
Total	63,918	48,483	31.8%

EBITDA and Adjusted EBITDA

We define EBITDA as net (loss) income before interest (income) expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including acquisition costs, contract termination costs, and other non-cash items such as non-cash stock-based compensation. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income (1)	$(825)	$872	$(8,341)	$1,692
Interest (income) expense	(17)	62	21	127
Depreciation and amortization	246	271	490	542
Provision for income taxes	128	—	1,295	—
EBITDA	(468)	1,205	(6,535)	2,361
Non-cash stock based compensation	1,927	—	2,701	—
Contract termination expense	—	—	5,500	—
Acquisition costs	194	—	194	—
Adjusted EBITDA	$1,653	$1,205	$1,860	$2,361

(1)

Net loss for the six months ended June 30, 2013 includes a one-time expense of $5.5 million related to the termination of contract rights with TSG, a managing general agent of the Company. For further information, see “Comparison of the Three and Six Months Ended June 30, 2013 and 2012” below and Note 2 of the accompanying consolidated financial statements.

Results of Operations

The following table is a summary of our statements of operations as a percentage of our total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Third-party commissions	62.3%	67.5%	63.3%	67.5%
Credit cards and ACH fees	2.1%	2.1%	2.1%	2.3%
Contract termination expense	—	—	21.1%	—
General and administrative expenses	39.4%	18.3%	37.1%	17.5%
Depreciation and amortization	1.8%	2.7%	1.9%	2.9%
Total operating costs and expenses	105.6%	90.6%	125.5%	90.2%
Other (income) expense:
Interest (income) expense	(0.1)%	0.6%	0.1%	0.7%
Other (income) expense	(0.3)%	—	1.5%	(0.1)%
Net (loss) income before income taxes	(5.2)%	8.8%	(27.1)%	9.2%
Provision for income taxes	0.9%	—	5.0%	—
Net (loss) income	(6.1)%	8.8%	(32.1)%	9.2%
Net loss attributable to noncontrolling interests	(3.1)%	(0.2)%	(16.3)%	(0.1)%
Net loss attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC (1)	(3.0)%	9.0%	(15.8)%	9.3%

(1)

As of June 30, 2013, our only material asset is the ownership of approximately 38.3% of the Membership Interests in HPIH, and our only business is to act as the sole managing member of HPIH. Accordingly, we consolidate the financial results of HPIH into our financial statements. The remaining 61.7% ownership interests held by the other members of HPIH, consisting of HPI and HPIS, are accounted for as a noncontrolling interest in our consolidated financial statements. See Note 1 of the accompanying consolidated financial statements for further information on our basis of presentation.

Comparison of Three and Six Months Ended June 30, 2013 and 2012

The following tables present our historical results of operations and the changes in these results in dollars and as a percentage for the periods presented:

	Three Months Ended June 30,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$13,598	$9,935	$3,663	36.9%
Third-party commissions	8,473	6,710	1,763	26.3%
Credit cards and ACH fees	283	213	70	32.9%
General and administrative expenses	5,354	1,811	3,543	>100.0%
Depreciation and amortization	246	271	(25)	(9.2)%
Total operating costs and expenses	14,356	9,005	5,351	59.4%
Other (income) expense:
Interest (income) expense	(17)	62	(79)	> (100.0)%
Other (income) expense :	(44)	(4)	(40)	> 100.0%
Net (loss) income before income taxes	(697)	872	(1,569)	> (100.0)%
Provision for income taxes	128	—	128	> 100.0%
Net (loss) income	(825)	872	(1,697)	> (100.0)%
Net loss attributable to noncontrolling interests	(421)	(20)	(401)	> 100.0%
Net (loss) income attributable to Health Insurance Innovations, Inc.	$(404)	$892	$(1,296)	> (100.0)%

	Six Months Ended June 30,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$26,069	$18,458	$7,611	41.2%
Third-party commissions	16,510	12,450	4,060	32.6%
Credit cards and ACH fees	548	423	125	29.6%
Contract termination expense	5,500	—	5,500	> 100.0%
General and administrative expenses	9,662	3,234	6,428	>100.0%
Depreciation and amortization	490	542	(52)	(9.6)%
Total operating costs and expenses	32,710	16,649	16,061	96.5%
Other expense (income):
Interest expense	21	127	(106)	(83.5)%
Other expense (income):	384	(10)	394	> (100.0)%
Net (loss) income before income taxes	(7,046)	1,692	(8,738)	>(100.0)%
Provision for income taxes	1,295	—	1,295	> 100.0%
Net (loss) income	(8,341)	1,692	(10,033)	>(100.0)%
Net loss attributable to noncontrolling interests	(4,249)	(20)	(4,229)	> 100.0%
Net (loss) income attributable to Health Insurance Innovations, Inc.	$(4,092)	$1,712	$(5,804)	>(100.0)%

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

Revenues for the three months ended June 30, 2013 were $13.6 million, an increase of $3.7 million, or 36.9%, compared to the three months ended June 30, 2012. Revenues for the six months ended June 30, 2013 were $26.1 million, an increase of $7.6 million, or 41.2%, compared to the six months ended June 30, 2012. The increases were primarily due to the increase in the number of policies in force. The number of and ancillary policies in force as of June 30, 2013 and 2012 increased as we implemented a strategy to focus on including ancillary products to complement our STM sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted above, in July 2013, we acquired a significant distributor, and third-party commissions may decrease on a consolidated basis in future periods.

Third-party commissions for the three months ended June 30, 2013 were $8.5 million, an increase of $1.8 million, or 26.3%, compared to three months ended June 30, 2012. Third-party commissions for the six months ended June 30, 2013 were $16.5 million, an increase of $4.1 million, or 32.6%, compared to six months ended June 30, 2012. The increases in third-party commissions were primarily due to an increase in the number of plans in force.

Third-party commissions represented 62.3% and 35% of revenues and premium equivalents, respectively, for the three months ended June 30, 2013, as compared to 67.5% and 37.2% of revenues and premium equivalents, respectively, for the three months ended June 30, 2012.  Third-party commissions represented and 63.3% and 35.7% of revenues and premium equivalents, respectively, for the six months ended June 30, 2013 as compared to 67.5% and 36.9% of revenues and premium equivalents, respectively, for the six months ended June 30, 2012. These decreases were primarily more favorably negotiated distribution contracts and the elimination of override commission payments previously paid to TSG Agency, LLC (“TSG”). We terminated certain contract rights with TSG in March 2013.  See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended June 30, 2013 were $283,000, an increase of $70,000 or 32.9%, compared to the three months ended June 30, 2012. Credit card and ACH fees for the six months ended June 30, 2013 were $548,000, an increase of $125,000 or 29.6%, compared to the six months ended June 30, 2012. The increases in credit card and ACH fees were primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.1% and 1.2% of  revenues and premium equivalents, respectively, for the each of three months ended June 30, 2013 and 2012.  Credit card and ACH fees represented 2.1% and 1.2% of revenues and premium equivalents, respectively, for the six months ended June 30, 2013, compared to 2.3% and 1.3% of revenues and premium equivalents, respectively, for the six months ended June 30, 2012.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG Agency, LLC (“TSG”), a managing general agent for the Company, during March 2013. This transaction was treated as a current period expense on the accompanying consolidated statement of operations.

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

General and administrative expenses for the three months ended June 30, 2013 were $5.4 million, an increase of $3.5 million, compared to three months ended June 30, 2012. The increase in general and administrative expenses was primarily attributable to the expansion of our business and our status as a publicly-traded company beginning in 2013.

During the three months ended June 30, 2013, we incurred $1.9 million in stock-based compensation expense as a result of the long-term incentive plan that we implemented subsequent to the IPO and is based on grants tied to our Class A common stock. Personnel costs, exclusive of stock-based compensation expense, increased $487,000 as the result of an increase in payroll in connection with our business expansion. In addition, as the result of our registration as a public company, director and officer insurance expense increased by $127,000, as compared to the three months ended June 30, 2012, and we incurred $28,000 in director compensation.

Professional fees increased $498,000 for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, including a $395,000 increase in accounting, tax, and other financial consulting services and a $102,000 increase in legal fees. Included in professional and legal fees are $194,000 in due diligence costs specifically related to the acquisition of Secured, which was finalized subsequent to June 30, 2013.

Other administrative expenses associated with operating ICE increased by $269,000 as a result of a full quarter of operations, as compared to the comparable period which only included one month of operations, as ICE was acquired in June 2012. Other increases in general and administrative expenses related to expanded company operations, including greater advertising, travel, rent and SEC filing fees increased by $136,000, compared to three months ended June 30, 2012.

General and administrative expenses for six months ended June 30, 2013 were $9.7 million, an increase of $6.4 million compared to six months ended June 30, 2012. The increase in general and administrative expenses was attributable to the expansion of our business, preparations for our IPO and our status as a publicly-traded company.

We incurred $2.7 million in stock-based compensation expense for the six months ended June 30, 2013 as a result of the long-term incentive plan that we implemented subsequent to the IPO that is based on grants tied to our Class A common stock. Personnel costs, exclusive of stock-based compensation expense, increased $915,000 as the result of an increase in our payroll in connection with our business expansion. In addition, as the result of our registration as a public company, director and officer insurance expense increased by $225,000, as compared to the six months ended June 30, 2012, and we incurred $77,000 in director compensation and other administrative expenses associated with operating ICE of approximately $585,000.

Professional fees increased $1.6 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, including a $1.1 million increase in accounting, tax, and other financial consulting services and $560,000 increase in legal fees.

Other increases related to our operations, such as advertising and voice verification and SEC filing fees increased by $254,000, compared to six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense is primarily a function of amortization of the intangible assets acquired as a result of the acquisition of Naylor’s interests in HPI, as described above, as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2013 was $246,000, a decrease of $25,000, or 9.2%, compared to three months ended June 30, 2012. Depreciation and amortization expense for the six months ended June 30, 2013 was $490,000, a decrease of $52,000, compared to six months ended June 30, 2012. The decrease in depreciation and amortization expense occurred as the three and six months ended June 30, 2012 included amortization of intangible assets that were fully amortized as of June 2012. This decrease was partially offset by the acquisition of amortizable intellectual property rights in August 2012.

Interest (income) expense

Interest income represents earnings from our certain cash equivalents and short-term investments. Interest expense primarily consists of interest incurred on a  bank note that was repaid in February 2013 with a portion of the proceeds from the IPO.

Interest income for the three months ended June 30, 2013 was $17,000, as compared to interest expense of $62,000 for the three months ended June 30, 2012. We did not incur any interest expense from the term loan for the three months ended June 30, 2013, as the loan was repaid in February 2013. During the three months ended June 30, 2013, we earned interest income on certificates of deposit that we hold that are classified as cash equivalents or short-term investments on the accompanying consolidated balance sheets, depending on the maturities of the certificates.

Interest expense for the six months ended June 30, 2013 was $21,000, a decrease of $106,000, compared to six months ended June 30, 2012. Interest expense decreased due to the bank loan agreement that we repaid in full subsequent to the closing of our IPO, partially offset by interest income interest-bearing cash equivalents and short-term investments.

Other expense (income)

Other expense (income) includes contingent expenses payable to Mr. Kosloske pursuant to the tax receivable agreement (see Notes 1 and 13 of the accompanying consolidated financial statements for further information on the tax receivable agreement) and fees charged to distributors for advanced commissions, whereby we pay distributors commissions on policies sold in advance of when they would ordinarily be due to the distributor. These advanced commissions are made to distributors with an established track record of selling our products. Advanced commission fees range from 0% up to 2% of the premiums for each month that we advance commissions. Advanced commissions to a distributor are based upon the number of future months of expected premium equivalent multiplied by a distributor’s commission rate. We expect other income to increase as we expand our advanced commission structure with the application of the net proceeds of the IPO.

Other income for three months ended June 30, 2013 was $44,000, an increase of $40,000 compared to three months ended June 30, 2012. Other income for the three months ended June 30, 2013 included $28,000 of fees charged to distributors for advanced commissions and an $18,000 reduction to the contingent liability payable to Mr. Kosloske under the tax receivable agreement.

Other expense for six months ended June 30, 2013 was $384,000, as compared to other income of $10,000 for six months ended June 30, 2012. Other expense for the six months ended June 30, 2013 included $359,000 of expense payable to Mr. Kosloske under the tax receivable agreement, a $71,000 loss on extinguishment of debt, offset by $47,000 of fees charged to distributors for advanced commissions.

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

Provision for income taxes was $128,000 and $1.3 million for the three and six months ended June 30, 2013, reflecting an effective tax rate of (18.4%) for both periods. There was no provision for income taxes for the three and six months ended June 30, 2012, during which time we operated as a limited liability company.

Our effective tax rate includes a rate detriment attributable to the fact that our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to the noncontrolling interest are not subject to corporate level taxes.  Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is more likely than not that our deferred tax assets will not be realized to offset future taxable income.

We project to have a current tax liability for the year, primarily as a result of differences between financial reporting and tax-based reporting for the timing of expense recognition. We do not project that the current tax liability will enable any portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.  The resulting tax expense correlates with the determination of our effective tax rate.

As of December 31, 2012, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.  For the three and six months ended June 30, 2013, there was no change to our total gross unrecognized tax benefit.   We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Noncontrolling Interests

Upon completion of the IPO, we became a holding company, the principal asset of which is our interest in HPIH. All of our business is conducted through HPIH. We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2013, we have a 38.3% economic interest in HPIH, and HPI possesses 61.7% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

Net loss attributable to HII for the three months ended June 30, 2013 included HII’s share of HPIH’s net loss, $18,000 reduction in the contingent liability payable to Mr. Kosloske under the tax receivable agreement, and a provision for income taxes of $128,000. Net loss attributable to HII for the six months ended June 30, 2013 included HII’s share of HPIH’s net loss, $359,000 of contingent expense payable to Mr. Kosloske under the tax receivable agreement and an income tax provision of $1.3 million.

On June 1, 2012, we and TSG acquired ICE. ICE is a call center training facility for our distributors. Pursuant to the terms of the transaction, we contributed $80,000 in cash, and TSG contributed $20,000 in cash to the newly created limited liability company. In connection with the transaction, we received an 80% controlling interest in ICE and TSG received a 20% noncontrolling interest in ICE. The intent of this transaction was to attract potential call center managers and educate them on our model and best practices with the ultimate goal of these call centers joining our distribution network. During the six months ended June 30, 2013, we contributed $40,000, and TSG contributed $16,000, to ICE. On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary.  See Note 2 of the accompanying consolidated financial statements for further information on this transaction.

Liquidity and Capital Resources

General

As of June 30, 2013, we had $28.0 million of cash and cash equivalents and $20.5 million of short-term investments. Our balance of cash and cash equivalents increased as a result of the IPO. Historically, we have funded our operations cash flows from operations and, to a lesser extent, working capital and borrowings, as described below.

We experienced negative cash flows from operations during the six months ended June 30, 2013. We expect that we will generate positive cash flows from operations in future periods and on an annual basis, although this may fluctuate significantly on a quarterly basis. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.

During the six months ended June 30, 2013, HPIH paid $1.5 million, including $773,000 that were payable as of December 31, 2012 in distributions to HPI.

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

On March 14, 2013, we entered into an agreement to terminate certain contract rights with TSG, a managing general agent of the Company, for an aggregate cash price of $5.5 million. The full amount plus transaction costs were expensed during the six months ended June 30, 2013. We do not expect to incur any material future expenses associated with the transaction.

On July 17, 2013, we entered into and consummated the Purchase Agreement with the owners of Secured for a cash payment of $10.0 million, plus contingent cash and equity consideration of approximately $6.5 million that is tied to the performance of the acquired businesses.  The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

In connection with the Purchase Agreement, on July 17, 2013, we entered into employment agreements with each of the three owners of Secured, which provide an annual salary of $100,000, $100,000 and $150,000, respectively, and a retention bonus payment of $20,833 to each of them every three months from October 15, 2013 through July 15, 2015.

Related to the acquisition of Secured, during the three months ended June 30, 2013, we recognized $194,000 in transaction costs. There were no integration costs incurred during the three months ended June 30, 2013. Transaction costs were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations. We expect to incur additional acquisition related costs in the third quarter of 2013, which will be expensed as incurred.  See Note 14 of the accompanying consolidated financial statements for further discussion of this transaction.

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

On February 13, 2013, we repaid the remaining $3.2 million outstanding balance of the term loan, using a portion of the proceeds of the IPO, and currently, we have no outstanding indebtedness.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Statement of cash flows data:
Net cash (used in) provided by operating activities	$(6,173)	$2,835
Net cash used in investing activities	(20,689)	(64)
Net cash provided by (used in) provided by financing activities	54,091	(2,042)
Net increase in cash and cash equivalents	$27,229	$729

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the six months ended June 30, 2013 and positive cash flow from operating activities during the six months ended June 30, 2012. The cash used in operating activities for the six months ended June 30, 2013 was primarily attributable to the $5.5 million contract termination expense described above, an increase in advanced commissions and the increase in general and administrative expenses, partially offset by an in increase in revenues. Our primary source of cash from operating activities is from the collection of premium equivalents. With the exception of the one-time contract termination expense during the six months ended June 30, 2013, our primary uses of cash for operating activities are for commissions, including advanced commissions to distributors, compensation-related expenditures, settlement of accounts payable to vendors and to fund our advanced commission structure.

Cash Flows from Investing Activities

Our primary investing activities consisted of purchases of short-term investments, purchases of equipment and loans to our distributors. We have invested a portion of the net proceeds of the IPO in certain short-term investments, including certificates of deposits with maturities greater than three months and a fixed-income mutual fund that is classified as available-for-sale. Our capital expenditures primarily consist of purchases of computer equipment, furniture and fixtures and computer software. In the future, we expect that we will continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2013, cash used in investing activities was $20.7 million as compared to $64,000 for the six months ended June 30, 2012. This change was primarily due to the acquisitions of short-term investments of $20.5 million to temporarily invest a portion of the net IPO proceeds prior to their deployment into other areas of our operations, including, but not limited to general corporate purposes, expanding our advanced commission structure, potential acquisitions that are complementary to our business or entering new markets or providing new products or services.

Cash Flows from Financing Activities

Our financing activities included the IPO, repayments of debt, payment of fees for equity issuance, capital contributions from members and distributions of earnings to our members.

During the six months ended June 30, 2013, cash provided by financing activities was $54.1 million as compared to cash used in financing activities of $2.0 million for the six months ended June 30, 2012. Cash provided by financing activities during the six months ended June 30, 2013 consisted of $60.8 million in proceeds from the IPO, net of underwriting discounts and commissions of $4.5 million, partially offset by payments made on debt and other obligations of $3.3 million, payments for equity issuance costs of $1.6 million, and $1.5 million of distributions to members of HPIH. Cash used in financing activities for the six months ended June 30, 2012 consisted of payments on debt and other obligations in the amount of $380,000, payments for equity issuance costs of $561,000 and $1,118,000 in distributions made to members, which were offset by contributions from TSG into ICE for $20,000.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had not entered into any off-balance sheet arrangements, other than the operating leases noted above.

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

Revenue Recognition

Our revenues consist primarily of commissions earned for our insurance policies and discount benefit plans issued to members, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. The member’s payment includes a combination of premiums, fees for discount benefit plans, fees for distributors and enrollment fees, which are collectively referred to as “premium equivalents.” Reported revenues are net of risk premium remitted to insurance carriers and amounts earned by third-party obligors. Commissions and fees attributable to the sale of STM plans and hospital indemnity policies represent substantially all our revenues for the periods presented. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish the allowance for estimated policy cancellations through a charge to revenue. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations was $77,000 as of June 30, 2013 and December 31, 2012.

Revenue is earned at the time of sale, which coincides with the policy effective date.  Premium equivalents are paid by the members at the time of sale.   Upon payment by the member, the member immediately receives all policy-related documents, including their insurance card, in electronic format, thereby completing delivery and our responsibility with respect to the sale transaction. Commission rates for all of our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued.

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

In the second step, we determine the fair value using a combination of three valuation approaches: the cost approach, the market approach and the income approach. The cost approach uses multiples from publicly available transactional data of acquired comparable target companies. Transactions are identified that have occurred over the past three years in the subject Company’s industry. The market approach uses a guideline company methodology, which is based upon a comparison of the reporting unit to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to our revenue and earnings to calculate a business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our business, multiples were adjusted prior to application to our revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

Fair value measurements

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, other short-term investments, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012 approximate fair value because of the short-term duration of these instruments.

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

ITEM 4— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s principal executive officer and the principal financial officer, the effectiveness of its disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) means controls and other procedures of a company that are designed to ensure that information a company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to a company’s management, including its principal executed officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013, due to a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the controls over the design and operation of the financial statement close process, which process impacts most of the Company’s significant accounts included in the financial statements. The deficiencies in the design and operation of the financial statement close process that resulted in the material weakness included the following:

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

Changes in Internal Control Over Financial Reporting

We are taking steps to address the material weakness described above by hiring additional personnel with technical accounting expertise, implementing improved procedures and controls and by implementing enhanced training for our finance and accounting personnel to familiarize them with our accounting policies. The material weakness will be ongoing until these controls are fully implemented, and we will not be able to confirm that we have remediated this material weakness until our newly implemented procedures have been working for a sufficient period of time. As of June 30, 2013, we have implemented controls to mitigate the material weakness, and we will monitor the effectiveness of these controls throughout the remainder of 2013.

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

Except for these changes in response to the material weakness identified above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following is an update to risk factors previously disclosed in our Quarterly Report on Form 10-Q filed on May 15, 2013, as amended (the “Q1 Form 10-Q”).  We have amended the description of the risks below that were originally disclosed in the Q1 Form 10-Q to reflect certain developments that have occurred since the filing of the Q1 Form 10-Q.  Please refer to the Q1 Form 10-Q for our additional risk factors.

Risks Relating to Our Business and Industry

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

Risks Related to Ownership of Our Class A Common Stock

We have identified a material weakness in our internal control over financial reporting that, if not corrected, could result in material misstatements in our financial statements.

In connection with the preparation of our financial statements for the years ended December 31, 2012 and 2011 and for the nine months ended September 30, 2012, the three months ended March 31, 2013 and the three and six months ended June 30, 2013, we identified a certain matter involving our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”). The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of June 30, 2013, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner. On July 17, 2013, we used $10.0 million of the net proceeds to acquire Secured.  We expect to use the remaining proceeds of the offering to fund the cash components of the contingent compensation arrangements related to Secured, to expand our advanced commission structure and for general corporate purposes, including potential acquisitions that are complementary to our business or enable us to enter new markets or provide new products or services. The remaining proceeds are currently held in short-term, highly liquid investment accounts, or certificates of deposit.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

Not applicable.

ITEM 6—EXHIBITS

Exhibit No.	Description

2.1†

Stock Purchase Agreement, dated as of July 17, 2013, by and among Health Plan Intermediaries Holdings, LLC, Health Insurance Innovations, Inc., Joseph Safina, Howard Knaster and Jorge Saavedra (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

10.1†	Form of Performance Based Stock Award (A) Agreement.

10.2†	Form of Performance Based Stock Award (B) Agreement.

10.3†	Adjustable Promissory Note due June 30, 2015.

10.4†	Guaranty, dated as of July 17, 2013, of Health Insurance Innovations, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications

100.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Document

†	Document is incorporated by reference to Current Report on Form 8-K filed July 23, 2013.
*	Document is filed with this Form 10-Q.
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

HEALTH INSURANCE INNOVATIONS, INC.

August 14, 2013	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 14, 2013	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY (PRINCIPAL FINANCIAL OFFICER)

August 14, 2013	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)