Form 10-Q
period 2013-09-30
Health Insurance Innovations, Inc.
filed 2013-11-14
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013 the registrant had 5,265,321 shares of Class A common stock, $0.001 par value, outstanding and 8,566,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$19,444	$750
Cash held on behalf of others	4,072	3,839
Short-term investments	21,414	—
Accounts receivable	974	861
Advanced commissions	1,397	297
Prepaid expenses and other current assets	429	217
Total current assets	47,730	5,964
Property and equipment, net of accumulated depreciation	383	213
Capitalized offering costs	—	1,819
Goodwill	18,014	5,906
Intangible assets, net of accumulated amortization	5,656	3,959
Other assets	30	100
Total assets	$71,813	$17,961
Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable and accrued expenses	$1,537	$2,062
Carriers and vendors payable	2,877	2,790
Commissions payable	1,166	1,533
Current portion of long-term debt	—	813
Current portion of noncompete obligation	161	155
Deferred revenue	863	268
Contingent acquisition consideration	2,062	—
Income taxes payable	74	—
Due to member of Health Plan Intermediaries, LLC	—	773
Other current liabilities	13	77
Total current liabilities	8,753	8,471
Long-term debt, less current portion	—	2,481
Contingent acquisition consideration	2,874	—
Noncompete obligation	504	626
Due to related parties pursuant to tax receivable agreement	374	—
Other liabilities	60	45
Total liabilities	12,565	11,623
Commitments and contingencies
Stockholders’/member’s equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,309,594 shares issued and 5,277,117 outstanding)	5	—
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	—
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; 0 shares issued and outstanding)	—	—
Additional paid-in capital	26,837	—
Treasury stock, at cost (32,477 shares)	(377)
Accumulated deficit	(3,684)	—
Member’s equity of Health Plan Intermediaries, LLC	—	6,335
Noncontrolling interests	36,458	3
Total stockholders’/member’s equity	59,248	6,338
Total liabilities and stockholders’/member’s equity	$71,813	$17,961

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)
Revenues (premium equivalents of $25,977 and $20,792 for the three months ended September 30, 2013 and 2012, respectively, and $72,256 and $54,549 for the nine months ended September 30, 2013 and 2012, respectively)	$14,749	$11,644	$40,818	$30,102
Third-party commissions	7,928	7,643	24,438	20,093
Credit cards and ACH fees	313	270	861	693
Contract termination expense	—	—	5,500	—
Selling, general and administrative expenses	6,348	2,552	16,010	5,786
Depreciation and amortization	423	229	913	771
Total operating costs and expenses	15,012	10,694	47,722	27,343
(Loss) income from operations	(263)	950	(6,904)	2,759
Other expense (income):
Interest (income) expense	(7)	67	14	194
Other expense (income)	53	(11)	437	(21)
Net (loss) income before income taxes	(309)	894	(7,355)	2,586
(Benefit) provision for income taxes	(823)	—	472	—
Net income (loss)	514	894	(7,827)	2,586
Net income (loss) attributable to noncontrolling interests	106	(43)	(4,143)	(63)
Net income (loss) attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$408	$937	$(3,684)	$2,649
Per share data
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.09		$(0.77)
Diluted	$0.08		$(0.77)
Weighted average Class A shares outstanding
Basic	4,795,736		4,768,294
Diluted	4,861,336		4,768,294

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$514	$894	$(7,827)	$2,586
Other comprehensive income:
Unrealized gain on available-for-sale securities	30	—	—	—
Comprehensive income (loss)	544	894	(7,827)	2,586
Less: Comprehensive income attributable to noncontrolling interests	15	—	—	—
Comprehensive income (loss) attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC.	$529	$894	$(7,827)	$2,586

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Stockholders’/Member’s Equity (unaudited)

($ in thousands, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock				Total Stockholders’/ Member’s Equity
	Member’s Equity	Noncontrolling Interests	Shares	Amount	Shares	Amount		Shares	Amount	Accumulated Deficit	Noncontrolling Interests
Balance as of January 1, 2012	$6,996	$—	—	$—	—	$—	$—	—	$—	$—	$—	$6,996
Net income	3,349	(89)	—	—	—	—	—	—	—	—	—	3,260
Contribution from minority partner	—	92						—	—			92
Distributions	(4,010)	—	—	—	—	—	—	—	—	—	—	(4,010)
Balance as of December 31, 2012	$6,335	$3	—	$—	—	$—	$—	—	$—	$—	$—	$6,338
Net loss	(248)	(11)	—	—	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	—	—	(171)
Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	—	—	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	—	—	5,918	—
Balance as of February 13, 2013	—	—	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013	—	—	—	—	—	—	—	—	—	(3,684)	(3,884)	(7,568)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,750	—	—	—	—	57,755
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	—	—	36,444	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	—	100,000	—	—	—	1,302	—	—	—	—	1,302
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	—	—	(1,302)	(1,302)
Issuance of Class A common stock under equity compensation plans	—	—	542,927	—	—	—	4,276	—	—	—	—	4,276
Acquisition of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	(38)	—	—	—	(52)	(90)
Purchases of treasury stock	—	—	(32,477)	—	—	—	—	32,477	(377)	—	—	(377)
Contributions	—	—	—	—	—	—	—	—	—	—	6	6
Distributions	—	—	—	—	—	—	—	—	—	—	(672)	(672)
Balance as of September 30, 2013	$—	$—	5,277,117	$5	8,566,667	$9	$26,837	32,477	(377)	$(3,684)	$36,458	$59,248

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities:
Net (loss) income	$(7,827)	$2,586
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	4,276	—
Depreciation and amortization	913	771
Loss on extinguishment of debt	71	—
Amortization of deferred financing costs	7	34
Fair value adjustments to contingent acquisition consideration	64
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(233)	(541)
Decrease (increase) in accounts receivable	202	(520)
Increase in advanced commissions	(1,100)	(276)
Decrease in gateway processor deposit	—	400
(Increase) decrease in prepaid expenses and other assets	(159)	5
Increase in carriers and vendors payable	87	722
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(386)	1,207
(Decrease) increase in commissions payable	(367)	185
Increase in due to related parties pursuant to tax receivable agreement	374	—
Increase in deferred revenue	595	196
Increase in income taxes payable	74	—
Decrease in amounts due to member of Health Plan Intermediaries, LLC	—	(126)
Net cash (used in) provided by operating activities	(3,409)	4,643
Investing activities:
Acquisitions of short-term investments, net	(21,414)	—
Business acquisition, net of cash acquired	(9,909)	—
Purchases of property and equipment	(113)	(118)
Loans to distributors	(174)	(220)
Proceeds from repayment of loans to distributors	139	125
Payments for deposits	(9)	—
Net cash used in investing activities	(31,480)	(213)
Financing activities:
Repayments of notes payable	(54)	(10)
Repayments of long-term debt	(3,294)	(573)
Payments under noncompete obligation	(116)	—
Proceeds from note payable	—	100
Distributions to member of Health Plan Intermediaries, LLC	(1,617)	(2,763)
Payments for equity issuance	(1,643)	(862)
Purchase of treasury stock	(377)
Payments under capital leases	(2)	(8)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	60,760	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	1,302	—
Purchase of Series B Membership interests	(1,302)	—
Acquisition of noncontrolling interest in subsidiary	(90)	—
Contributions from noncontrolling interests	16	50
Net cash provided by (used in) financing activities	53,583	(4,066)
Net increase in cash and cash equivalents	18,694	364
Cash and cash equivalents at beginning of period	750	618
Cash and cash equivalents at end of period	$19,444	$982
Supplemental Disclosure of non-cash investing activities:
Contingent consideration for business acquisition	$4,937	$—
Software acquired through issuance of trade payable	—	45
Purchase of insurance through premium financing agreement	—	21
Noncompete agreement acquired through issuance of long-term payable	—	843

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII.  The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition.

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance plans and supplemental services that are sold throughout the United States. Our main product, short-term medical (“STM”) insurance, is an alternative to traditional individual major medical plans and generally offers comparable benefits for qualifying individuals. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies, market them to individuals through a network of distributors, including Secured, a significant distributor which we acquired on July 17, 2013, as described in Note 2 below, and manage our relationships with our customers whom are referred to as “members,” through our customer service agents. Our sales are primarily executed online and offer real-time fulfillment through our proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the members at the time of sale. In certain cases, premiums are collected by the distributor and remitted to us. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

Our History

Our business began operations in 2008, and historically we operated through HPI. In August 2008, Naylor Group Partners, LLC (“Naylor”) made a capital contribution to HPI in exchange for a 50% ownership interest in HPI. In September 2011, HPI purchased all of the units owned by Naylor for $5.3 million plus financing costs of $135,000. HPI financed a portion of the purchase price by entering into a loan agreement with a bank for $4.3 million. The remaining purchase price was funded with HPI cash and a contribution from Michael Kosloske (“Mr. Kosloske”), our Chairman, President and Chief Executive Officer. Following the purchase, Mr. Kosloske became the sole member of HPI.

Our Reorganization and the IPO

HII was incorporated in the State of Delaware on October 26, 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 6 for more information about the IPO.

In anticipation of the IPO, on November 7, 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI.

Our Organizational Structure after the IPO

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of September 30, 2013, Mr. Kosloske beneficially owns 61.9% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company, and has effective control over the outcome of votes on all matters requiring approval by our stockholders.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of September 30, 2013, (i) the Series A Membership Interests held by HII represent 38.1% of the outstanding membership interests, 38.1% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 61.9% of the outstanding membership interests, 61.9% of the economic interests and no voting interest in HPIH.

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

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests (currently HPI and HPIS, which are beneficially owned by Mr. Kosloske). The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) as a result of any possible future increases in tax basis described above and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises. For further information on the tax receivable agreement, see Note 14.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic entities.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.  These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Significant Accounting Policies

Except as discussed below, our accounting policies are described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in each of our audited consolidated financial statements for the year ended December 31, 2012 on Form 10-K and our consolidated financial statements for the three and six months ended June 30, 2013 on Form 10-Q.

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of Financial Accounting Standards Board (“FASB”) guidance relate to nonpublic entities.  As noted above, we have elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic companies under provisions of the JOBS Act.

In July 2013, the FASB issued guidance which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.  We plan to adopt this guidance during the quarter ended March 31, 2015 and are assessing the potential impact to our consolidated financial statements.

In February 2013, the FASB issued guidance that expanded disclosures for items reclassified out of accumulated other comprehensive income. The standard requires presentation of information about reclassification adjustments from accumulated other comprehensive income in a single note to or on the face of the financial statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We plan to adopt the guidance during the quarter ended March 31, 2014, and do not expect it to have a significant impact our consolidated financial statements.

In July 2012, the FASB issued amended guidance relating to goodwill and other intangible assets which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with GAAP. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This guidance was adopted effective as of January 1, 2013. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, adoption is expected not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued guidance which requires disclosures of both gross and net information about instruments and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. This guidance was adopted effective January 1, 2013. As this guidance is limited to presentation only, adoption of this guidance did not have a material impact on our consolidated financial statements.

2. Business Acquisitions

Acquisition of Sunrise Health Plans, Inc. and Affiliates

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of each in Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company, each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus $6.7 million of contingent consideration described below. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

The Sellers may receive contingent cash consideration under an adjustable promissory note issued by us with an initial face amount of $2.75 million, due on June 30, 2015 bearing an interest rate of 5%. Based upon the level of commission revenue attained by the acquired business operations between July 1, 2013 and June 30, 2015, the principal amount may be decreased if such commission revenue does not increase to a minimum threshold that the parties established (the “threshold”) based upon actual commission revenues during the calendar year ended December 31, 2012. Alternatively, in the event growth in commission revenue increases above the threshold, the note’s principal amount may be increased to allow the Sellers to share a portion of the commission growth above the threshold.  We and each of the Sellers entered into agreements providing for equity earn-out consideration whereby the Sellers have contingent rights to receive up to $3.75 million based on the achievement of certain performance and financial targets over the three years following the closing. To the extent that such targets are achieved, such earn-out consideration will be paid in our Class A common stock. The stock price used to determine the number of shares to be issued in connection with such earn-out consideration will be determined at the end of the respective performance periods as set forth in each of the forms of Performance Based Stock Award (A) Agreement and Performance Based Stock Award (B) Agreement, copies of which are incorporated by reference to the Current Report on Form 8-K filed on July 23, 2013.  The estimated range of potential total contingent consideration is approximately $150,000 to $9.0 million.  In connection with the Purchase Agreement, on July 17, 2013, we also entered into employment agreements with the Sellers.

This transaction is expected to provide us with additional benefits such as reduced enterprise risk from enhanced oversight of our distribution, addition of sales lead management expertise to maximize the number of new insurance policies produced by each dollar invested in sales leads, and opportunities through technological and cost-saving synergies.

The following table summarizes the fair value of the consideration for the acquisition as of July 17, 2013 ($ in thousands).  The fair values are derived using discount rates related to the probability of the Sellers meeting the thresholds for payment and other risk factors including credit risk.

Cash paid at closing	$10,000
Contingent consideration:
Note payable	1,671
Contingent equity consideration	3,051
Other contingent consideration	150
Total consideration	$14,872

The fair value of the note payable and equity contingent consideration is $1.7 million and $3.1 million, as of September 30, 2013 respectively, and is included in contingent acquisition consideration on the accompanying consolidated balance sheet.

The following table summarizes the allocation of the total purchase prices for the acquisition as of July 17, 2013 ($ in thousands):

Cash	$91
Accounts receivable and other assets (1)	332
Property and equipment (1)	128
Accounts payable and accrued expenses	(326)
Intangible asset – brand	76
Intangible asset – noncompete agreements	99
Intangible asset – customer relationships-distributors	1,050
Intangible asset – customer relationships-direct	788
Intangible asset – capitalized software	526
Goodwill (2)	12,108
$14,872
(1)	The carrying value of accounts receivable and property and equipment acquired approximated fair value; as such, no adjustments to these accounts were recorded in association with the acquisition.
(2)	As of September 30, 2013, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $5.6 million.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed.  This value is primarily related to expected results of future operations of Secured and the operational and technological synergies we expect to realize as a result of the acquisition.

Related to the acquisition of Secured, during the three and nine months ended September 30, 2013, we recognized $107,000 and $301,000 in transaction costs, respectively. Transaction costs were expensed as incurred and are included in Selling, general and administrative expenses in the accompanying consolidated statements of operations.

As a result of acquiring Secured, our consolidated results of operations include the results of Secured since the acquisition date.  Secured’s revenues and pre-tax net loss included in our results of operations since the acquisition were $1.3 million and $205,000, respectively, for each of the three and nine months ended September 30, 2013. Net loss before taxes included $166,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

The following table presents unaudited pro forma information for the Company assuming the acquisition of Secured had occurred as of January 1, 2012.  This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	($ in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$15,162	$12,045	$43,383	$31,997
Net (loss) income before income taxes	(209)	1,170	(5,491)	4,045
Net (loss) income	(226)	1,170	(5,885)	4,045
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	(93)	1,213	(1,219)	4,108
Loss per share – basic	(0.02)	—	(0.26)	—
Loss per share – diluted	(0.02)	—	(0.26)	—

Acquisition of Insurance Center for Excellence, LLC and Other Transactions

On June 1, 2012, HPI and TSG Agency, LLC (“TSG”) acquired ICE. ICE is a call center training facility for the Company’s distributors. In connection with the transaction, HPI received an 80% controlling interest in ICE and was required to contribute $80,000 in capital contributions, and TSG received a 20% noncontrolling interest in the business and was required to contribute $20,000 in capital contributions. Subsequent to the initial contributions, HPI contributed an additional $240,000, and TSG contributed an additional $60,000, respectively, to ICE during the year ended December 31, 2012. During the nine months ended September 30, 2013, we contributed $40,000 to ICE, and TSG contributed $16,000 to ICE.  On June 30, 2013, we purchased TSG’s 20% interest in ICE for $90,000 and, as a result, ICE is our wholly-owned subsidiary.

ICE entered into employment agreements with employees of The Amacore Group, Inc. (“Amacore”) contemporaneously with the June 1, 2012 formation of ICE, and at the date of formation, former Amacore employees comprised the full staff of ICE. ICE additionally assumed a month-to-month lease for space that was occupied by Amacore immediately prior to the formation of ICE.

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

In March 2013, we paid $5.5 million to terminate certain contract rights with TSG. As a result of this transaction, Ivan Spinner, who controls TSG, became an employee of the Company. This transaction was expensed during the nine months ended September 30, 2013, and is included within contract termination expense on the accompanying consolidated statement of operations.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of January 1, 2012 arose from the acquisition of the Naylor units of HPI as described in Note 1. Our goodwill balance as of September 30, 2013 arose from the Secured acquisition described in Note 2 as well as our goodwill balance existing prior to such acquisition.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

Balance as of January 1, 2012	$5,906
Goodwill acquired	—
Impairment of goodwill	—
Balance as of December 31, 2012	$5,906
Goodwill acquired	12,108
Impairment of goodwill	—
Balance as of September 30, 2013	$18,014

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of September 30, 2013 consisted of the following ($ in thousands):

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2.0	$476	$(408)	$68
Carrier network	5.0	40	(16)	24
Distributor relationships	8.8	4,660	(1,046)	3,614
Noncompete agreements	4.8	942	(204)	738
Customer relationships	2.0	788	(82)	706
Capitalized software	2.2	571	(65)	506
Total intangible assets	6.6	$7,477	$(1,821)	$5,656

Major classes of intangible assets as of December 31, 2012 consisted of the following:

	Weighted-average Amortization	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Brand	2.0	$400	$(250)	$150
Capitalized software	5.0	45	(4)	41
Carrier network	5.0	40	(10)	30
Distributor relationships	7.0	3,610	(645)	2,965
Noncompete agreement	5.0	843	(70)	773
Total intangible assets	6.2	$4,938	$(979)	$3,959

Amortization expense for the three months ended September 30, 2013 and 2012 was $391,000 and $217,000, respectively, and $842,000 and $735,000, for the nine months ended September 30, 2013 and 2012, respectively.

Estimated annual pretax amortization for intangibles assets for 2013 and in each of the next five years are as follows ($ in thousands):

Remainder of 2013	$375
2014	1,499
2015	1,181
2016	787
2017	689
2018	457

4. Deferred Revenue

Deferred revenue represents advanced payments received for commissions on the sales of our products.  Revenues related to these advanced payments are earned ratably over the active term of each policy.  All deferred revenue amounts are realizable within one year and are included in current liabilities in the accompanying consolidated balance sheets.  Deferred revenue balance at September 30, 2013 and at December 31, 2012 was $863,000 and $268,000, respectively.

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

There was no interest expense incurred on the loan for the three months ended September 30, 2013 and $17,000 for the nine months ended September 30, 2013. Interest expense incurred on the loan was $48,000 and $151,000 during the three and nine months ended September 30, 2012, respectively.

In connection with the loan, we recorded deferred financing costs which consisted primarily of consulting and legal fees directly related to the loan. These amounts were amortized over the term of the loan using the effective interest rate method. There was no amortization expense on the deferred financing costs for the three months ended September 30, 2013 and $7,000 for the nine months ended September 30, 2013. Amortization expense for the three and nine months ended September 30, 2012 was $11,000 and $34,000, respectively.

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

Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of September 30, 2013, Class A common stockholders have 38.1% of the voting power in HII and Class B common stockholders have 61.9% of the voting power of HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of HII without further action by the stockholders and may adversely affect the voting and other rights of the holders of Class A common stock. At present, we have no plans to issue any preferred stock.

Treasury Stock

As of September 30, 2013, we had 32,477 shares of treasury stock, carried at a cost of $377,000.  These shares were repurchased pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

7. Variable Interest Entities

As of September 30, 2013, we had a variable interest in HPIH, and HPIH is a variable interest entity (“VIE”), pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights.

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

8. Stock-based Compensation

We maintain one  stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which stock options, stock appreciation rights (“SARs”), restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There are 1,250,000 shares of common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of options or SARs, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within Selling, general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three and nine months ended September 30, 2013.

The fair value of SARs granted during the first nine months of 2013 was based upon the Black-Scholes option-pricing model. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and active market trades. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

Risk-free rate	1.0%
Expected life	4.5 years
Volatility	46.0%
Expected dividend	none

The following table summarizes SARs and restricted shares granted during the three and nine months ended September 30 (in thousands):

Three months ended September 30,				Nine months ended September 30,
2013		2012		2013		2012
SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued
20	—	—	—	170	543	—	—

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SARs	$184	$—	$478	$—
Restricted shares	1,391	—	3,798	—
	$1,575	$—	$4,276	$—

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of September 30, 2013 (in thousands):

		Remaining years
SARs	$421	1.6
Restricted shares	3,698	3.7
	$4,119

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs exercised during the three and nine months ended September 30, 2013.

We did not have any income tax benefits realized from activity involving stock options, stock appreciation rights, or restricted shares for the three and nine months ended September 30, 2013.

9. Net income (loss) per Share

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the three and nine months ended September 30, 2013 were as follows (in thousands, except share data):

	Three Months Ended	Nine Months Ended
	September 30, 2013
Basic net income (loss) attributable to Health Insurance Innovations, Inc.	$408	$(3,684)
Average shares—basic	4,795,736	4,768,294
Effect of dilutive securities:
Restricted shares	65,600	—
SARs	—	—
Average shares—diluted	4,861,336	4,768,294
Basic net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.09	$(0.77)
Diluted net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.08	$(0.77)

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

The following securities were not included in the calculation of diluted net loss per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted shares	385	—	405	—
SARs	120	—	120	—

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

Following the IPO, HPIH and HPIS continue to operate in the United States as partnerships for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the nine months ended September 30, 2013 was (6.4)%. For the three months ended September 30, 2013, we incurred a benefit for income taxes of $823,000.  For the nine months ended September 30, 2013, we incurred a provision for income taxes of $472,000.

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

Our effective tax rate includes a rate detriment attributable to the fact that certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes.  Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is more likely than not that our deferred tax assets will not be realized to offset future taxable income.

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

As of December 31, 2012, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.  For the three and nine months ended September 30, 2013, there was no change to our total gross unrecognized tax benefit.  We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH, ICE and Secured which expire in 2017, 2015 and 2014, respectively. We also lease certain equipment under operating leases, which expire in 2015. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $68,000 and $63,000 as of September 30, 2013 and December 31, 2012, respectively. Total rent expense under all operating leases, which includes equipment, was $96,000 and $74,000 for the three months ended September 30, 2013 and 2012, respectively and $210,000 and $132,000 for the nine months ended September 30, 2013 and 2012, respectively and is included in Selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Legal Proceedings

As of September 30, 2013, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

We utilize the market approach to measure the fair value of our financial assets. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties.  Below is a description of our valuation methods.

Short-term investments.  Our short-term investments include an available for sale marketable security and certificates of deposit.  The marketable security is a publicly-traded fixed-income mutual fund with a quoted price in an active market.  The certificates of deposit have maturities ranging from three months to nine months.  The short-term investments are classified within Level 1 of the fair value hierarchy.

Contingent consideration for business acquisition.  The contingent consideration related to the acquisition of Secured includes a note payable and a contingent equity liability, as described in Note 2, and are valued using external valuation specialists.  The inputs include  discount rates reflecting the credit risk, risk of the underlying outcome of the results required by Secured to receive payment and the nature of such payments.  The underlying outcomes are subject to actual revenues and earnings relative to the target results in the respective instruments or agreement.  These liabilities are included in Level 2 of the fair value hierarchy.

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of A.R.I.E.S as described in Note 11 are primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.  The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of September 30, 2013 approximate fair value because of the short-term duration of these instruments.

As of September 30, 2013, our short-term investments, which include an available-for-sale marketable security (a mutual fund), certificates of deposit with maturities greater than three months to nine months, our noncompete obligation, notes payable and contingent equity consideration measured at fair value were as follows ($ in thousands):

	Carrying Value as of September 30, 2013	Fair Value Measurement as of September 30, 2013
		Level 1	Level 2	Level 3
Assets:
Marketable security, available-for-sale	$15,000	$15,000	$—	$—
Certificates of deposit	6,414	6,414
	$21,414	$21,414	$—	$—
Liabilities:
Noncompete obligation, including current portion	$665	$—	$656	$—
Note payable	1,718	—	1,718	—
Contingent equity consideration	3,068	—	3,068	—
	$5,451	$—	$5,442	$—

As of December 31, 2013, our long-term debt and noncompete obligation measured at fair value were as follows ($ in thousands):

	Carrying Value as of December 31, 2012	Fair Value Measurement as of December 31, 2012
		Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$3,294	$—	$3,314	$—
Noncompete obligation, including current portion	781	—	779	—
	$4,075	$—	$4,093	$—

13. Segments

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

14. Related Party Transactions

Health Plan Intermediaries, LLC

HPI, by virtue of its Series B Membership interests in HPIH, of which we are managing member, is a related party, and the beneficial interests in HPI are held by Mr. Kosloske. During the three months ended September 30, 2013, HPIH paid distributions of $74,000 to entities beneficially owned by Mr. Kosloske related to 2012 state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.  Distributions of $1.6 million for the nine months ended September 30, 2013 include $944,000 of distributions during the three months ended March 31, 2013, all of which were made prior to the IPO.

TSG Agency, LLC

In August 2012, we entered into a promissory note with Ivan Spinner, who controls TSG, in the amount of $100,000 for the purpose of funding advanced commissions. The note was non-interest bearing and required equal monthly payments of $25,000 beginning September 20, 2012 and ending December 20, 2012. This loan was modified on October 18, 2012 whereby the November and December payments were deferred to January 2, 2013 and February 1, 2013, respectively. The note had a balance of $50,000 at December 31, 2012 and was repaid during the first quarter of 2013.

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

As of September 30, 2013, we have made no such payments under the tax receivable agreement. As of September 30, 2013, we would be obligated to pay Mr. Kosloske $374,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO under the IPO underwriters’ option. See Note 6 for further information on this issuance of Class A common stock.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, “Part II. – Item 1A. Risk Factors” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed “Part II. – Item 1A. Risk Factors” below and “Part II. – Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.   You should specifically consider the numerous risks outlined under “Part II.—Item 1A. Risk Factors” below and “Part II. – Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Business

In this quarterly report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII.  The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition.

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

We are an industry leader in the sale of 12-month short-term medical (“STM”) insurance plans, an alternative to traditional individual major medical (“IMM”) plans which provide lifetime renewable coverage. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations of six or 12 months at approximately half the cost of IMM plans. While applications for IMM insurance may take up to 60 days to process, our STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as cancer/critical illness plans, pharmacy benefit cards, dental plans and vision plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carrier companies, market them to individuals through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including Nationwide, Companion Life, United States Fire, ING, Markel, HCC Life Insurance Company and CIGNA, among others.

We have established a large independent distribution network that consists of 83 licensed agent call centers, an increase of 51 from September 30, 2012, and 243 wholesalers that work with over 9,700 licensed brokers as of September 30, 2013. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues by 26.7% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 and by 35.6% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  As discussed further below, in July 2013, we completed the acquisition of Secured, a significant distributor.  This transaction is expected to provide us with additional benefits such as reduced enterprise risk from increased captive distribution, addition of sales lead management expertise to maximize the number of new insurance policies produced by each dollar invested in sales leads, and opportunities through technological and cost-saving synergies.

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

Participants in the health insurance industry are focused on the potential implications of the Patient Protection and Affordable Care Act (“PPACA”). This legislation is expected to have extensive impacts on the provisions of health insurance plans that can be sold to individuals and the resulting economics to insurers. Starting in the second quarter of 2013, some industry participants began to take advantage of a PPACA loophole with the goal of increasing 2013 sales of certain products so that they can be continued until renewal dates in 2014 by modifying individual major medical policy terms, premiums and commissions paid to distributors. Some of these actions have had the effect of increasing competition with our insurance products or simply causing confusion among health plan distributors and consumers. It is unclear when and to what extent these factors will abate, but management expects that these policies will no longer be permitted to be sold or renewed as of 2014. Very positive year over year growth is still expected but the rate of growth in our core medical policy sales slowed beginning early in the second quarter. However, we remain confident in the appeal of our product offerings, and expect increased growth once PPACA is fully implemented.

Our Corporate Structure

Overview

HII is a holding company that was incorporated as a Delaware corporation on October 26, 2012 for the purpose of facilitating an IPO of common equity and to become the sole managing member of HPIH. Its principal asset is a controlling equity interest in HPIH. On February 7, 2013, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of HII was declared effective, and the price of such shares was set at $14.00 per share. The IPO closed on February 13, 2013. Prior to the IPO, HII had not engaged in any business or other activities except in connection with its formation and the IPO.

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

The Company, as a result of the IPO and the related Reorganization Transactions, became the sole managing member of, and has a controlling equity interest in, HPIH. As the sole managing member of HPIH, HII operates and controls all of the business and affairs of HPIH and, through HPIH and its subsidiaries, conducts our business. HII consolidates the financial results of HPIH and its subsidiaries, and records noncontrolling interests for the economic interest in HPIH held by the Series B Membership Interests holders. As of September 30, 2013, the noncontrolling Series B Membership Interests holders’ ownership percentage is 61.9%.

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

On July 17, 2013, we entered into a stock purchase agreement with Joseph Safina, Howard Knaster and Jorge Saavedra, pursuant to which we acquired from the Sellers all of the outstanding equity of each in a licensed insurance broker, a call center and sales lead management company and an intellectual property holding company (that comprise “Secured”), for a cash payment of $10.0 million, plus approximately $6.7 million of contingent cash and equity consideration that is primarily tied to the performance of the acquired businesses. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive amounts due in connection with our plans on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (non-insurance benefit products that supplements or enhances an insurance product), fees for distributors and our enrollment fees. From premium equivalents, we remit risk premium, representing the amounts we collect and remit to carriers on their behalf, and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member.  Our revenues consist of the balance of the premium equivalents.

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

For the three months ended September 30, 2013, our premium equivalents were $26.0 million, compared to $20.8 for three months ended September 30, 2012, representing a year-over-year increase of 24.9%. For the nine months ended September 30, 2013, our premium equivalents were $72.3 million, compared to $54.5 million for the nine months ended September 30, 2012, representing a year-over-year increase of 32.5% in premium equivalents.

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Premium equivalents	$25,977	$20,792	$72,256	$54,549
Less risk premium	(10,576)	(8,685)	(29,686)	(23,296)
Less amounts earned by third-party obligors	(652)	(463)	(1,752)	(1,151)
Revenues	$14,749	$11,644	$40,818	$30,102

Plans in force

We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to 12 months for our 12-month STM plans and often more than 12 months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of its policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due. The following table presents the number of our policies in force by product type as of September 30, 2013 and 2012 (in thousands, except percentages):

	As of September 30,
	2013	2012	Change (%)
STM	27,473	24,416	12.5%
Hospital indemnity	8,823	7,638	15.5%
Ancillary products	31,301	21,243	47.3%
Total	67,597	53,297	26.8%

Non GAAP gross margin

We define non GAAP gross margin as revenue less third party commissions and credit card and ACH fees.  Non GAAP gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with U.S. GAAP. We have included non GAAP gross margin in this press release because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, the inclusion of non GAAP gross margin can provide a useful measure for period-to-period comparisons of our business. Non GAAP gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table presents a reconciliation of premium equivalents and revenues to non GAAP gross margin ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Premium equivalents	$25,977	$20,792	$72,256	$54,549
Less risk premium	(10,576)	(8,685)	(29,686)	(23,296)
Less amounts earned by third party obligors	(652)	(463)	(1,752)	(1,151)
Revenues	14,749	$11,644	$40,818	$30,102
Less third-party commissions	7,928	7,643	24,438	20,093
Less credit card and ACH fees	313	270	861	693
Non GAAP gross margin	$6,508	$3,731	$15,519	$9,316

EBITDA and Adjusted EBITDA

We define EBITDA as net (loss) income before interest (income) expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) (1)	$514	$894	$(7,827)	$2,586
Interest (income) expense	(7)	67	14	194
Depreciation and amortization	423	229	913	771
(Benefit) provision for income taxes	(823)	—	472	—
EBITDA	107	1,190	(6,428)	3,551
Non-cash stock based compensation	1,575	—	4,276	—
Contract termination expense	—	—	5,500	—
Acquisition costs	107	—	301	—
Adjusted EBITDA	$1,789	$1,190	$3,649	$3,551

(1)

Net loss for the nine months ended September 30, 2013 includes a one-time expense of $5.5 million related to the termination of contract rights with TSG, a managing general agent of the Company. For further information, see Comparison of the Three and Nine Months Ended September 30, 2013 and 2012 below and Note 2 of the accompanying consolidated financial statements.

Results of Operations

The following table is a summary of our statements of operations as a percentage of our total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Third-party commissions	53.8%	65.6%	59.9%	66.7%
Credit cards and ACH fees	2.1%	2.3%	2.1%	2.3%
Contract termination expense	—	—	13.5%	—
Selling, general and administrative expenses	43.0%	21.9%	39.2%	19.2%
Depreciation and amortization	2.9%	2.0%	2.2%	2.6%
Total operating costs and expenses	101.8%	91.8%	116.9%	90.8%
(Loss) income from operations	(1.8)%	8.2%	(16.9)%	9.2%
Other expense (income):
Interest (income) expense	—	0.6%	—	0.6%
Other expense (income)	0.4%	(0.1)%	1.1%	(0.1)%
Net (loss) income before income taxes	(2.2)%	7.7%	(18.0)%	8.7%
(Benefit) Provision for income taxes	(5.6)%	—	1.2%	—
Net income (loss)	3.4%	7.7%	(19.2)%	8.7%
Net income (loss) attributable to noncontrolling interests	0.7%	(0.4)%	(10.1)%	(0.2)%
Net income (loss) attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC (1)	2.7%	8.1%	(9.1)%	8.9%

(1)

As of September 30, 2013, our only material asset is the ownership of approximately 38.1% of the Membership Interests in HPIH, and our only business is to act as the sole managing member of HPIH. Accordingly, we consolidate the financial results of HPIH into our financial statements. The remaining 61.9% ownership interests held by the other members of HPIH, consisting of HPI and HPIS, are accounted for as a noncontrolling interest in our consolidated financial statements. See Note 1 of the accompanying consolidated financial statements for further information on our basis of presentation.

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

The following tables present our historical results of operations and the changes in these results in dollars and as a percentage for the periods presented:

	Three Months Ended September 30,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$14,749	$11,644	$3,105	26.7%
Third-party commissions	7,928	7,643	285	3.7%
Credit cards and ACH fees	313	270	43	15.9%
Selling, general and administrative expenses	6,348	2,552	3,796	>100.0%
Depreciation and amortization	423	229	194	84.7%
Total operating costs and expenses	15,012	10,694	4,318	40.4%
(Loss) income from operations	(263)	950	(1,213)	>(100.0)%
Other expense (income):
Interest (income) expense	(7)	67	(74)	>(100.0)%
Other expense (income)	53	(11)	64	> (100.0)%
Net (loss) income before income taxes	(309)	894	(1,203)	> (100.0)%
Benefit for income taxes	(823)	—	(823)	> 100.0%
Net income	514	894	(380)	(42.5)%
Net income (loss) income attributable to noncontrolling interests	106	(43)	149	> (100.0)%
Net income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$408	$937	$(529)	(56.5)%

	Nine Months Ended September 30,
	2013	2012	Changes ($)	Change (%)
	(in thousands, except percentages)
Revenues	$40,818	$30,102	$10,716	35.6%
Third-party commissions	24,438	20,093	4,345	21.6%
Credit cards and ACH fees	861	693	168	24.2%
Contract termination expense	5,500	—	5,500	> 100.0%
Selling, general and administrative expenses	16,010	5,786	10,224	>100.0%
Depreciation and amortization	913	771	142	18.4%
Total operating costs and expenses	47,722	27,343	20,379	74.5%
(Loss) income from operations	(6,904)	2,759	(9,663)	>(100.0)%
Other expense (income):
Interest expense	14	194	(180)	(92.8)%
Other expense (income):	437	(21)	458	> (100.0)%
Net (loss) income before income taxes	(7,355)	2,586	(9,941)	>(100.0)%
Provision for income taxes	472	—	472	> 100.0%
Net (loss) income	(7,827)	2,586	(10,413)	>(100.0)%
Net loss attributable to noncontrolling interests	(4,143)	(63)	(4,080)	> 100.0%
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$(3,684)	$2,649	$(6,333)	>(100.0)%

Revenues

Our revenues consist primarily of commissions earned for our insurance policies and discount benefit plans issued to members, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. We recognize revenues upon the member’s acceptance of a policy and ratably over the active term of the policy. We expect our revenues to increase as we add new members.

Our commissions represent premiums and fees for discount benefit plans, net of risk premium and amounts earned by third-party obligors, respectively. We recognize commissions as we collect the premiums and fees ratably over the active term of the policy for discount benefit plans.

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

Revenues for the three months ended September 30, 2013 were $14.7 million, an increase of $3.1 million, or 26.7%, compared to the three months ended September 30, 2012. Revenues for the nine months ended September 30, 2013 were $40.8 million, an increase of $10.7 million, or 35.6%, compared to the nine months ended September 30, 2012. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network.  In addition, the number of ancillary policies in force as of September 30, 2013 and 2012 increased as we implemented a strategy to focus on including ancillary products to complement our core medical policy sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted above, in July 2013, we acquired Secured, a significant distributor, and third-party commissions decreased as a percentage of revenues during the three months ended September 30, 2013.  As a result of the acquisition, we expect third-party commissions to decrease on a consolidated basis in future periods, as the commissions paid to Secured are eliminated in consolidation.

Third-party commissions for the three months ended September 30, 2013 were $7.9 million, an increase of $285,000, or 3.7%, compared to three months ended September 30, 2012. Third-party commissions for the nine months ended September 30, 2013 were $24.4 million, an increase of $4.3 million, or 21.6%, compared to nine months ended September 30, 2012. The increases in third-party commissions were primarily due to an increase in the number of plans in force; however, the rate of increase was lower than the rate of the increase in revenues due to the acquisition of Secured on July 17, 2013. The acquisition enabled the Company to save $1.2 million in commissions expense in the three months ended September 30, 2013.

Third-party commissions represented 53.8% and 30.5% of revenues and premium equivalents, respectively, for the three months ended September 30, 2013, as compared to 65.6% and 36.8% of revenues and premium equivalents, respectively, for the three months ended September 30, 2012.  Third-party commissions represented 59.9% and 33.8% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2013 as compared to 66.7% and 36.8% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2012. These decreases were primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG Agency, LLC (“TSG”). We terminated certain contract rights with TSG in March 2013.  See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended September 30, 2013 were $313,000, an increase of $43,000 or 15.9%, compared to the three months ended September 30, 2012. Credit card and ACH fees for the nine months ended September 30, 2013 were $861,000, an increase of $168,000 or 24.2%, compared to the nine months ended September 30, 2012. The increases in credit card and ACH fees were primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.1% and 1.2% of revenues and premium equivalents, respectively, for the three and nine months ended September 30, 2013, compared to 2.3% and 1.3% of revenues and premium equivalents, respectively, for the three and nine months ended September 30, 2012.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG, a managing general agent for the Company, during March 2013. This transaction was treated as a current period expense on the accompanying consolidated statement of operations.

Selling, general and administrative Expenses

Our selling, general and administrative expenses primarily consist of personnel costs, which represent salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. Selling, general and administrative expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform. Selling, general and administrative expenses have increased as we have added capabilities due to the anticipated growth of our business and infrastructure and the costs associated with being a publicly-traded company, including costs associated with SEC reporting and compliance, developing and maintaining internal controls over financial reporting, stock-based compensation, insurance, investor relations and other related costs.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $6.3 million, an increase of $3.8 million, compared to the three months ended September 30, 2012. The increase in selling, general and administrative expenses was primarily attributable to the expansion of our business and our status as a publicly-traded company beginning in 2013.

The Company experienced an increase in selling, general and administrative expense of $1.3 million due to the Secured acquisition. All selling, general and administrative expenses associated with Secured incurred since the acquisition date are consolidated within HII.

During the three months ended September 30, 2013, we incurred $1.6 million in stock-based compensation expense from grants to our directors, officers and employees under our long-term incentive plan that we implemented subsequent to the IPO. Additional personnel costs increased $309,000 as the result of an increase in payroll in connection with our business expansion. In addition, director and officer insurance expense increased by $127,000, as compared to the three months ended September 30, 2012.  Also we incurred $40,000 in director compensation.

Professional and legal fees increased $136,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 primarily due to  professional costs specifically related to the acquisition of Secured.

Other administrative expenses associated with operating ICE increased by $149,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as a result of growth of business in ICE.  These increases primarily relate to obtaining outside leads for $96,000 and increase in personnel cost by $43,000. Other increases in selling, general and administrative expenses related to expanded company operations, including greater advertising, travel, and SEC filing fees increased by $148,000, compared to three months ended September 30, 2012.

Selling, general and administrative expenses for nine months ended September 30, 2013 were $16.0 million, an increase of $10.2 million compared to nine months ended September 30, 2012. The increase in selling, general and administrative expenses was attributable to the expansion of our business, preparations for our IPO, acquisition of Secured, and our status as a publicly-traded company.

The increase in selling, general and administrative expenses related to Secured is $1.3 million for the nine months ended September 30, 2013. All selling, general and administrative expenses associated with Secured since the acquisition date are consolidated within HII.  We expect higher selling, general and administrative expenses in future periods as we have added executives to implement various ~~internal~~ growth strategies.

We incurred $4.3 million in stock-based compensation expense for the nine months ended September 30, 2013 from grants to directors, officers and employees under our long-term incentive plan. Additional personnel costs increased $1.2 million as the result of an increase in our payroll in connection with our business expansion. In addition director and officer insurance expense increased by $352,000, as compared to the nine months ended September 30, 2012.  We also incurred $117,000 in director compensation and other administrative expenses associated with operating ICE of approximately $734,000.

Professional fees increased $1.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, including a $1.4 million increase in accounting, tax, and other financial consulting services and $400,000 increase in legal fees.

Other increases related to our operations, such as advertising and SEC filing fees, increased by $236,000, compared to nine months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets  as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2013 was $423,000, an increase of $194,000, or 84.7%, compared to three months ended September 30, 2012. Depreciation and amortization expense for the nine months ended September 30, 2013 was $913,000, an increase of $142,000 or 18.4%, compared to nine months ended September 30, 2012.

Interest (income) expense

Interest expense primarily consists of interest incurred on a bank note that was repaid in February 2013 with a portion of the proceeds from the IPO and interest expense on a long-term noncompete agreement.  Interest expense is offset by interest income earned on cash equivalents and short-term investments.

Interest income for the three months ended September 30, 2013 was $7,000, as compared to interest expense of $67,000 for the three months ended September 30, 2012. We did not incur any interest expense from the term loan for the three months ended September 30, 2013, as the loan was repaid in February 2013. During the three months ended September 30, 2013, we earned interest income on our cash equivalents and short-term investments.

Interest expense for the nine months ended September 30, 2013 was $14,000, a decrease of $180,000 compared to the nine months ended September 30, 2012. Interest expense decreased primarily due to the bank loan agreement that we repaid in full subsequent to the closing of our IPO and was partially offset by interest income on cash equivalents and short-term investments.

Other expense (income)

Other expense (income) includes expenses payable to Mr. Kosloske pursuant to the tax receivable agreement as described above and fees charged to distributors for advanced commissions, whereby we pay distributors commissions on policies sold in advance of when they would ordinarily be due to the distributor. These advanced commissions are made to distributors with an established track record of selling our products. Advanced commission fees range from 0% up to 2% of the premiums for each month that we advance commissions. Advanced commissions to a distributor are based upon the amount of premium expected to be realized by us based on the remaining policy months multiplied by a distributor’s commission rate.

Other expense for the three months ended September 30, 2013 was $53,000, compared to other income of $11,000 for the three months ended September 30, 2012. Other expense for the three months ended September 30, 2013 included a $64,000 fair value adjustment related to the contingent consideration from the acquisition of Secured and a $15,000 increase to the payable to Mr. Kosloske under the tax receivable agreement, partially offset by $26,000 of fees charged to distributors for advanced commissions.

Other expense for the nine months ended September 30, 2013 was $437,000, compared to other income of $21,000 for the nine months ended September 30, 2012. Other expense for the nine months ended September 30, 2013 included $374,000 of expense payable to Mr. Kosloske under the tax receivable agreement, a $64,000 fair value adjustment related to the contingent consideration from the acquisition of Secured and a $71,000 loss on extinguishment of debt.  These expenses were partially offset by $72,000 of fees charged to distributors for advanced commissions.

(Benefit) provision for income taxes

Our former operating entity, HPI, is taxed as an S corporation for income tax purposes. Therefore, we have not been subject to entity-level federal or state income taxation prior to the IPO. HPIH is currently taxed as a partnership for federal income tax purposes; and as a result, the members pay taxes with respect to their allocable shares of HPIH’s respective net taxable income.

Following the IPO, HPIH continues to operate in the United States a partnership for U.S. federal income tax purposes. We are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements.

For the three months ended September 30, 2013 we incurred a benefit for income taxes of $823,000.  For the nine months ended September 30, 2013, we incurred a provision for income taxes of $472,000. The effective tax rate was (6.4%) for the nine months ended September 30, 2013. There was no provision for income taxes for the three and nine months ended September 30, 2012, during which time we operated as a limited liability company.

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

As of December 31, 2012, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.  For the three and nine months ended September 30, 2013, there was no change to our total gross unrecognized tax benefit.   We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

Noncontrolling Interests

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of our business is conducted through HPIH and its subsidiaries. We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2013, we have a 38.1% economic interest in HPIH, and HPI possesses 61.9% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

Net income attributable to HII for the three months ended September 30, 2013 included HII’s share of HPIH’s net income, a $15,000 increase in the liability payable to Mr. Kosloske under the tax receivable agreement, and a benefit  for income taxes of $823,000. Net loss attributable to HII for the nine months ended September 30, 2013 included HII’s share of HPIH’s net loss, $374,000 of contingent expense payable to Mr. Kosloske under the tax receivable agreement and an income tax provision of $472,000.

On June 1, 2012, we and TSG acquired ICE. ICE is a call center training facility for our distributors. Pursuant to the terms of the transaction, we contributed $80,000 in cash, and TSG contributed $20,000 in cash to the newly created limited liability company. In connection with the transaction, we received an 80% controlling interest in ICE and TSG received a 20% noncontrolling interest in ICE. The intent of this transaction was to attract potential call center managers and educate them on our model and best practices with the ultimate goal of these call centers joining our distribution network. During the nine months ended September 30, 2013, we contributed $40,000, and TSG contributed $16,000 to ICE.  On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary.

Liquidity and Capital Resources

General

As of September 30, 2013, we had $19.4 million of cash and cash equivalents and $21.4 million of short-term investments. Our balance of cash and cash equivalents and short-term investments increased as a result of the IPO. Historically, we have funded our operations from cash flows from operations and, to a lesser extent, working capital and borrowings, as described below.

We experienced negative cash flows from operations during the nine months ended September 30, 2013. We expect that we will generate positive cash flows from operations in future periods and on an annual basis, although this may fluctuate significantly on a quarterly basis. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.

During the nine months ended September 30, 2013, HPIH paid $1.6 million in distributions to entities beneficially owned by Mr. Kosloske, including $773,000 that were payable as of December 31, 2012.

On February 13, 2013, we completed the IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001, to the public at a price of $14.00 per share of common stock. Upon completion of the IPO, HII obtained a 35% membership interest, a 35% economic interest and 100% of the voting interest in HPIH. The aggregate gross proceeds from the IPO were $65.3 million with aggregate net proceeds of $60.8 million, after deducting an aggregate of $4.5 million in underwriting discounts and commissions paid to the underwriters and other fees incurred in connection with the offering.

On March 14, 2013, we terminated certain contract rights with TSG, a managing general agent of the Company, for an aggregate cash price of $5.5 million. The full amount plus transaction costs were expensed during the nine months ended September 30, 2013. We do not expect to incur any material future expenses associated with the transaction.

On July 17, 2013, we entered into and consummated the acquisition of Secured for a cash payment of $10.0 million, plus contingent cash and equity consideration of approximately $6.7 million that is tied to the performance of the acquired businesses.

Related to the acquisition of Secured, during the three months ended September 30, 2013, we recognized $107,000 in transaction costs. There were no integration costs incurred during the three months ended September 30, 2013. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Our Indebtedness

Term Loan Agreement. In September 2011, we entered into a bank loan agreement with a third-party bank with a principal amount of $4.3 million. The purpose of this bank loan was to finance the acquisition of the remaining 50% interest in HPI as described above.   Borrowings under the loan were secured by all of our assets and by a personal unlimited guarantee by Mr. Kosloske and Lori Kosloske (“Mrs. Kosloske”), our Chief Broker Compliance Officer and Mr. Kosloske’s wife, and certain real properties owned by Mr. Kosloske and Mrs. Kosloske.

On February 13, 2013, we repaid the remaining $3.2 million outstanding balance of the term loan, using a portion of the proceeds of the IPO, and currently, we have no outstanding indebtedness.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Statement of cash flows data:
Net cash (used in) provided by operating activities	$(3,409)	$4,643
Net cash used in investing activities	(31,480)	(213)
Net cash provided by (used in) provided by financing activities	53,583	(4,066)
Net increase in cash and cash equivalents	$18,694	$364

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the nine months ended September 30, 2013 and positive cash flow from operating activities during the nine months ended September 30, 2012. The cash used in operating activities for the nine months ended September 30, 2013 was primarily attributable to the $5.5 million contract termination expense described above,  increases in advanced commissions and increased selling, general and administrative expenses, partially offset by an in increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities consisted of purchases of short-term investments and the acquisition of Secured. We have invested a portion of the net proceeds of the IPO in certain short-term investments, including certificates of deposits with maturities greater than three months and a fixed-income mutual fund that is classified as available-for-sale. Our capital expenditures primarily consist of purchases of computer equipment, furniture and fixtures and computer software. In the future, we expect that we will continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2013, cash used in investing activities was $31.5 million as compared to $213,000 for the nine months ended September 30, 2012. This change was primarily due to the acquisitions of short-term investments of $21.4 million and cash consideration paid for the acquisition of Secured of $9.9 million, net of cash acquired.  The short-term investments are used to temporarily invest a portion of the net IPO proceeds prior to their deployment into other areas of our operations, including, but not limited to general corporate purposes, expanding our advanced commission structure, potential acquisitions that are complementary to our business or entering new markets or providing new products or services.

Cash Flows from Financing Activities

Our financing activities included the IPO, payments of IPO-related fees, repayments of debt, capital contributions from members and distributions of earnings to our members.

During the nine months ended September 30, 2013, cash provided by financing activities was $53.6 million as compared to cash used in financing activities of $4.1 million for the nine months ended September 30, 2012. Cash provided by financing activities during the nine months ended September 30, 2013 consisted of $60.8 million in net proceeds from the IPO, partially offset by payments made on debt and other obligations of $3.3 million, payments of equity issuance costs of $1.6 million and $1.6 million of distributions to members of HPIH. Cash used in financing activities for the nine months ended September 30, 2012 consisted of payments on debt and other obligations in the amount of $583,000, payments of equity issuance costs of $862,000 and $2.8 million in distributions made to members, which were offset by proceeds from notes payable of $100,000 and contributions from TSG to ICE of $50,000.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 11 of the Notes to Consolidated Financial Statements.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have elected to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.   We have also elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to private companies.  These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Revenue Recognition

Our revenues consist primarily of commissions earned for our insurance policies and discount benefit plans issued to members, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. The member’s payment includes a combination of premiums, fees for discount benefit plans, fees for distributors and enrollment fees, which are collectively referred to as “premium equivalents.” Reported revenues are net of risk premium remitted to insurance carriers and amounts earned by third-party obligors. Commissions and fees attributable to the sale of STM plans and hospital indemnity policies represent substantially all our revenues for the periods presented. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish the allowance for estimated policy cancellations through a charge to revenue. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations was $124,000 and $77,000 as of September 30, 2013 and December 31, 2012.

Revenue is earned at the time of sale, which coincides with the policy effective date, and ratably over the active term of the policy.  Premium equivalents are paid by the members at the time of sale.   Upon payment by the member, the member immediately receives all policy-related documents, including their insurance card, in electronic format, thereby completing delivery and our responsibility with respect to the sale transaction. Commission rates for all of our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued.

We report our revenues net of amounts paid to our contracted insurance carrier companies and third-party obligors as we are not the ultimate party responsible for providing the insurance coverage or discount benefits to the member. As a result, we recognize the net amount of revenues earned as the agent in these transactions.

Goodwill and Other Intangible Assets

Goodwill

Under the Financial Accounting Standards Board (“FASB”) guidance, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by considering relevant qualitative factors or comparing the fair value of the reporting unit to its carrying amount, including goodwill. Our annual impairment test is performed with a measurement date of October 1. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with the FASB guidance.

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

We utilize the market approach to measure the fair value of our financial assets. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties.  Below is a description of our valuation methods.

Short-term investments.  Our short-term investments include a marketable security, available-for-sale and certificates of deposit.  The marketable security, available-for-sale is a publicly-traded fixed-income mutual fund with a quoted price in an active market.  The certificates of deposit have maturities ranging from greater than three months to nine months.  The short-term investments are classified within Level 1 of the fair value hierarchy.

Contingent consideration for business acquisition.  The contingent consideration related to the acquisition of Secured includes a note payable and a contingent equity liability, which are valued using external valuation specialists.  The inputs include  discount rates reflecting the credit risk, risk of the underlying outcome of the results required by Secured to receive payment and the nature of such payments.  They underlying outcomes are subject to actual revenues and earnings relative to the target results in the agreement.  These liabilities are included in Level 2 of the fair value hierarchy.

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of A.R.I.E.S as described in Note 10 are primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources.  The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of September 30, 2013 approximate fair value because of the short-term duration of these instruments.

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of FASB guidance relate to nonpublic entities.  As noted above, we have elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic companies under provisions of the JOBS Act.

In July 2013, the FASB issued guidance which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We plan to adopt this guidance during the quarter ended March 31, 2014 and are assessing the potential impact to our consolidated financial statements.

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions.  This guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted and early adoption is permitted.  We plan to adopt this guidance during the quarter ended March 31, 2014 and we do not expect the adoption to have any significant impact on our consolidated financial statements.

In February 2013, the FASB issued guidance that expanded disclosures for items reclassified out of accumulated other comprehensive income. The standard requires presentation of information about reclassification adjustments from accumulated other comprehensive income in a single note to or on the face of the financial statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted the guidance during the quarter ended March 31, 2013, and it did not have any effect on our consolidated financial position or results of operations.

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

ITEM 4— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s principal executive officer and the principal financial officer, the effectiveness of its disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) means controls and other procedures of a company that are designed to ensure that information a company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to a company’s management, including its principal executed officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013, due to a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the controls over the design and operation of the financial statement close process.

The deficiencies in the design and operation of the financial statement close process identified include:

•	no formal process for reviewing period-end cutoff of revenues and expenses to ensure amounts are captured in the period earned or incurred under the accrual basis of accounting;

•

the absence of process to ensure all expenses incurred during the period are accrued as of the month-end date and recorded within the proper entity, including expenses for which estimates are required;

•	the absence of a mechanism through which the accounting implications of significant, unusual or non-routine events and transactions are formally evaluated; and

•	no process to ensure formally executed agreements regarding significant arrangements with third parties and others are obtained.

Since the material weakness was identified, we have taken the following steps intended to remediate this material weakness:

•	hired additional personnel with technical accounting expertise;

•	formalized processes for appropriate period allocations of revenues and expenses;

•	implemented procedures for month-end accruals and allocations;

•	formalized accounting evaluations of significant, unusual or non-routine events and transactions;

•	established new mechanisms for obtaining certain executed agreements;

•	implemented additional procedures and controls; and

•	enhanced training for our finance and accounting personnel to familiarize them with our accounting policies.

The Company believes the remediation measures it has taken and intends to take will strengthen the Company's internal control over financial reporting and will serve to remediate the identified material weakness. In any event, measures taken through September 30, 2013 had not been in operation long enough to evaluate their effectiveness over a sufficient period of time. Therefore, the identified material weakness had not been remediated as of September 30, 2013. The Company will continue to monitor the effectiveness of its remediation measures and intends to make changes and take such other actions that it deems appropriate given the circumstances.

If our remediation measures are insufficient to address the identified material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected.

Changes in Internal Control Over Financial Reporting

Except for the changes in response to the material weakness identified above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following is an update to risk factors we have previously disclosed.

Risks Relating to Our Business and Industry

Our acquisitions and other strategic transactions may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities or make other strategic transactions. We consummated the acquisition of Secured on July 17, 2013.  Acquisitions such as Secured and other strategic transactions could pose numerous risks to our operations, including:

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

In connection with the preparation of our financial statements included in the prospectus for our IPO and in all subsequent financial statements reported for periods through the three and nine months ended September 30, 2013, we identified a certain matter involving our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”). The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of September 30, 2013, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner. On July 17, 2013, we used $10.0 million of the net proceeds to acquire Secured.  We expect to use the remaining proceeds of the offering to fund the cash components of the contingent compensation arrangements related to Secured, to expand our advanced commission structure and for general corporate purposes, including potential acquisitions that are complementary to our business or enable us to enter new markets or provide new products or services. The remaining proceeds are currently held in short-term, highly liquid investment accounts, or certificates of deposit.

Issuer Purchases of Equity Securities

The following table lists our deemed share repurchases during the three months ended September 30, 2013.  All shares reported were surrendered by an employee in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.  We do not have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 2013	—	—	—	—
August 2013	28,315	$11.58	—	—
September 2013	4,162	11.66	—	—
Total	32,477	$11.59	—	—

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Exhibit No.	Description

2.1†

Stock Purchase Agreement, dated as of July 17, 2013, by and among Health Plan Intermediaries Holdings, LLC, Health Insurance Innovations, Inc., Joseph Safina, Howard Knaster and Jorge Saavedra (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

10.1†	Form of Performance Based Stock Award (A) Agreement.

10.2†	Form of Performance Based Stock Award (B) Agreement.

10.3†	Adjustable Promissory Note due June 30, 2015.

10.4†	Guaranty, dated as of July 17, 2013, of Health Insurance Innovations, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32**	Section 1350 Certifications

100.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Document

†	Document is incorporated by reference to Current Report on Form 8-K filed July 23, 2013.
*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
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

HEALTH INSURANCE INNOVATIONS, INC.

November 14, 2013	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 14, 2013	/s/ James P. Dietz
JAMES P. DIETZ
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL OFFICER)

November 14, 2013	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)