Form 10-K
period 2013-12-31
Health Insurance Innovations, Inc.
filed 2014-03-25
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $50.8 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 28, 2013.

As of March 14, 2014, there were 5,309,594 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 8,566,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

INTRODUCTION

In this report, unless the context suggests otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition.  The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013, which is a consolidated subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in “Item 1. Business”, “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed “Item 1A. Risk Factors”.

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

Our technology platform provides customers, who we refer to as members, immediate access to the products we sell through our distribution partners anytime, anyplace. The health insurance products we develop are underwritten by insurance carrier companies, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides significant operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

We are an industry leader in the sale of six, 11 and approximately 12-month (i.e., up to 364 day) short-term medical (“STM”) insurance plans, an alternative to Patient Protection and Affordable Care Act (“PPACA”)-compliant Individual Major Medical (“IMM”) plans, which provide lifetime renewable coverage. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than (sometimes even half) the premiums of IMM plans. While applications for IMM insurance are often time-consuming, STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carrier companies, market them to individuals through our internal distribution capacity, which was substantially increased by an acquisition consummated in July 2013, and through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including Starr Indemnity & Liability Company, Companion Life, HCC Life, United States Fire, ING, Nationwide and CIGNA, among others. As of December 31, 2013, the large independent distribution network we access consists of 93 licensed agent call centers and 232 wholesalers, including Marsh and eHealth, among others, that work with over 10,700 licensed brokers.

We focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford  IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and temporary workers and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the PPACA (the “Exchanges”). According to U.S. Census Bureau estimates, approximately 48 million Americans were uninsured in 2012.

As of December 31, 2013, we had 28,709 STM plans in force, compared with 23,747 on December 31, 2012. We earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products create several additional growing revenue streams.

Health Insurance Industry and Market Opportunity

We believe ongoing changes in the health insurance industry have expanded and reshaped our target market and that changes will continue. For example, PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we refer to, collectively, as “Healthcare Reform,” have presented a broad segment of the population with new requirements, including a mandate requiring individuals to carry health insurance or face tax penalties; tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; a mandate that certain employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality. As a provider of STM plans, we benefit from the exemption of medical plans with durations less than one year from the MLR requirements but are hindered by its individual mandate-associated tax penalties, which are not avoided through STM plans.

We believe that the implementation of Healthcare Reform has increased the number of Americans in the individual health insurance market. We believe this increase will be primarily driven by two key factors: employers dropping group coverage and some portion of the additional 48 million uninsured Americans entering the individual insurance market. According to U.S. Census Bureau estimates, 54.9% of the population was covered by employer-sponsored insurance in 2012.When the mandate becomes effective, the estimated penalty employers will face for not providing their employees coverage is $2,000 per employee for employers with over 50 employees (there is no penalty for employers with less than 50 employees), which is significantly less than the estimated price currently paid for employee coverage ($9,000 to $14,000 per employee). According to press reports, some large employers have elected to cease providing coverage in 2014 even though the Healthcare Reform employer mandate is not effective in 2014.

We believe certain dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market. For example, the minimum MLR thresholds require that IMM carriers use 80% of all premiums collected to pay claims for small group plans and individual policyholders and 85% for large group plans. This has significantly reduced distributor commission rates on IMM policies, forcing many distributors to abandon the traditional face-to-face IMM sales model.  Beginning in 2014, IMM carriers are also subject to a pre-existing condition mandate, requiring them to accept all customers regardless of their pre-existing conditions. This “must-carry” pre-existing conditions requirement will further increase the costs of IMM coverage. Unlike IMM plans, our STM products are exempt from the minimum MLR thresholds and “must-carry” pre-existing conditions requirements under Healthcare Reform, allowing us to offer attractive distributor commission rates while providing affordable products for individuals.

In addition, Healthcare Reform also required the establishment of Exchanges where individuals can select and purchase health insurance plans. The U.S. Department of Health and Human Services has reported that 3.3 million individuals had purchased health insurance policies through the Exchanges through February 1, 2014.  We believe that these Exchanges will further the transition from group-based insurance coverage to individual health insurance coverage and that our STM products will be an attractive option to non-subsidized Exchange health insurance policies.  Moreover, studies have shown that consumers are increasingly accessing the Internet to find affordable health insurance solutions. The current number of Internet users in the United States continues to grow and, according to a report published by Pew Research Center, represented 85% of the population in 2013. In addition, according to the same survey, 72% of Internet users looked online for information related to health insurance.

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

•

Our Carriers. We offer carriers access to a large member base with no covered pre-existing conditions. Our technology platform connects our carriers directly to a large independent distribution network. Our platform also provides our carriers access to real-time sales and membership data. We use this information to assist our carriers in designing products that cater to their target populations. We currently have relationships with several carrier companies, including Starr Indemnity & Liability Company, Companion Life, HCC Life, United States Fire, ING, Nationwide and CIGNA, among others. Our management team has long-standing relationships with most of the major carrier companies we utilize.

•

Our Distribution Network. At a time when commission rates on many health insurance products, including IMM plans, are declining, we provide our independent distributors with specialized, highly sought-after product offerings and a compensation structure characterized by attractive commission rates and advanced payments. We believe our long-standing relationships with most of the major carriers we utilize, as well as our technology platform, which enables real-time underwriting decisions, immediate sales conversions and access to commission data and selling tools, drive demand for independent distributors to partner with us. We also offer a turnkey solution that allows us to design products that best meet our distributors’ needs. This solution enables us to assist our independent distributors in choosing between insurance carriers on a single website and allows them to create customized products for their customers by bundling our STM and hospital indemnity products with our various ancillary products into one package. We have developed a plan cost estimator that can assist our distributors in comparing the costs and benefits of STM plans with plans offered through the Exchanges.  We also have internal distribution capacity which was substantially increased through an acquisition consummated in July 2013.

•

Members. We provide our members with easy access to health insurance coverage at an affordable price. For qualifying individuals, our STM plans offer benefits comparable to IMM plans with premiums that are substantially less than (even half) the premiums of IMM plans. Our technology platform allows our members to compare and quote prices for a broad spectrum of STM and hospital indemnity products and, after they have made informed purchase decisions, to buy and print policies online. In addition to STM and hospital indemnity plans, we allow our members the opportunity to purchase high quality ancillary products with automatic, monthly renewals at rates that fit our members’ budgets, all at the click of a button.

•

Proprietary, Web-Based Technology Platform. We believe our technology platform represents a distinct competitive advantage as it reduces the need for customer care agents and provides significant operating leverage as we add members and product offerings. Our primary technology platform is named A.R.I.E.S. (“Automated Real-Time Integrated E System”). We believe our business benefits from the increasing trend of Internet use by individuals to research and initiate the purchase of health insurance. We believe our target market is increasingly researching and applying for health insurance products online and shifting away from more traditional buying patterns. We believe our technology platform positions us for strong continued growth due to the following factors:

•

Plan and Product Design. Our technology platform provides real-time data that enables us, our carriers and our distributors to receive immediate information on our members, and allows us to design products that meet the changing demands of the market. Our platform also allows individuals to supplement STM and hospital indemnity offerings with ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans; further, the platform makes it possible for us to bundle these products to fit member needs and budgets.

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

•

Distribution. Our technology platform allows for low cost mass distribution of our products and provides significant operating leverage. Our automated payment system allows us to collect credit card and ACH payments electronically and directly from members and to disburse commission payments to our distributors in advance, weekly or monthly. In addition, the system provides distributors with direct access to commission statements, selling tools, reporting tools (for example, information related to payments and persistency, renewal and cross-sell rates) and custom links to support their business.

•

Compliance. In addition to our A.R.I.E.S. platform, in 2013 we acquired a previously licensed technology platform called HiiVe, which we use to implement a highly automated compliance program that has enhanced quality while reducing overhead and allowed us to offer higher commissions to our distributors. The compliance program enables us to record each enrollment phone call, retrieve archived calls within seconds and score calls based on script adherence. Additionally, we perform yearly on-site audits of independent distributors, and provide recommendations and updates to assist agents with complying with local, state, and federal regulations as well as carrier guidelines.

•

Established Long-Standing Insurance Carrier Relationships. Our access to carriers is essential to our business. Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members.

•

Extensive Long-Term Relationships with Licensed Insurance Distributors. We believe our product expertise, our relationships with multiple insurance carriers, our focus on compliance and our technology platform make us a partner of choice for our distributors. We offer an appealing, incentive-based compensation structure that we believe drives demand for distributors to partner with us. We have extensive knowledge of the individual health insurance products that we design and fulfill, which allows us to assist our distribution partners in placing business. Our management team has built a broad distribution network and continuously adds new independent distributors.

•

Seasoned Management Team. Our management team has substantial experience and long-standing relationships developed over long periods in the insurance industry. Our management team draws on its industry experience to identify opportunities to expand our business and collaborate with insurance carriers and distributors to help develop products and respond to market trends.

Our Strategy

Our objective is to continue to expand our business and increase our presence in the affordable, web-based health insurance solutions market. Our principal strategies to meet this objective are:

•

Expand and Enhance Distributor Relationships, Distribution Channels and Sales Lead Generation Methods. We believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to identify large distributor and sales lead relationships through the following strategies:

•

Advanced Commission Structure. We will continue to focus on attracting additional independent distributors through expansion of our advanced commission structure. We believe independent distributors increasingly demand alternative methods to fund the large and growing costs of lead generation. We estimate that these costs usually range from $2 to $20 per lead and represent a significant startup cost for our distributors. Following the IPO, we have expanded our advanced commission structure, whereby we pay distributors commissions on policies sold in advance of when they would ordinarily be due to the distributor. Commissions are advanced for up to six months and are made to independent distributors with an established track record of selling our products. In return, we reduce subsequent commission fees payable to the independent distributor by up to 2% of premiums for each month that we advance commissions. We believe this structure will assist our independent distributors in funding their lead generation costs and will provide us with a competitive advantage in attracting and retaining independent distributors and will increase sales.

•

Call Centers. We believe we can grow our distribution network organically by developing call center managers and incentivizing them via attractive commissions. As part of this strategy, we have established our own call centers and also assist in enhancing the sales model of the independent call centers in our network to increase efficiencies and maximize returns.  In June 2012, we established ICE, which conducts call center operations and trains third-party insurance agents to sell the products we design, and in July 2013, we acquired Secured, which has an established call center facility.  We anticipate that the operations of ICE and Secured will provide the tools (sales scripts, key metrics, lead programs, compensation programs, technology systems, etc.) for building a profitable and successful call center that focuses on selling our products and leverages our technology. Our goal is to assist in the training of owners and managers, who in return agree to enter into long-term agreements with us, under which they are required to market our products. We believe that this initiative will enhance our ability to train prospective call center managers to become exclusive distributors of our products.

•

Sales Lead Generation and Innovative Independent Distributor Relationships. We will continue to identify large and innovative independent distributor and sales lead relationships that we believe will increase revenue and diversify distribution. To further expand our lead generation efforts, we will also continue to explore methods of screening member data for key demographic factors to identify populations for whom our products are well suited.

•

Increase Sales of Hospital Indemnity and Ancillary Products. We believe we have a significant opportunity to expand our market share in the hospital indemnity market. As the implementation of Healthcare Reform continues in 2014, we expect hospital indemnity plans to be used increasingly to supplement high deductible plans. In addition, our technology platform enables us to sell ancillary products that carry higher profit margins than our core STM products and that can be issued to a broader population than STM plans. Our members demand a wide range of ancillary products, including pharmacy benefit cards and dental, cancer and critical illness plans. We believe we are well-positioned to take advantage of these additional opportunities at the time of sale.

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

•

Supplement Our Growth through Strategic Acquisitions and Other Transactions. Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.  For more information on such transactions that we have completed, see “Strategic Acquisitions and Other Transactions” below.

Our Products

Our differentiated product offering allows us to build leading positions in our target markets for insurance products and related services. The key products we provide include:

•

Short-Term Medical Plans. Our STM plans cover individuals for up to 364 days with a wide range of co-pay and deductible options at approximately half the cost of IMM plans.  Because the STM plans we offer are not required to pay the ongoing medical benefit cost associated with pre-existing and often chronic health conditions since STM policies terminate after their initial term, these policies have been designed by us with substantially lower customer premiums as compared with Healthcare Reform-compliant Exchange or off-Exchange IMM insurance.  We believe that a sizable portion of the uninsured population will choose to purchase STM to avoid the higher cost of PPACA-compliant IMM plans even though STM does not enable purchasers to avoid Healthcare Reform tax penalties. STM plans generally offer similar benefits for qualifying individuals as IMM plans. For example, both STM plans and IMM plans offer a choice of deductibles, a choice of coinsurance, coverage for emergency room care, surgeries, x-rays, lab work, diagnostics, doctor office co-payments, and preferred provider organization network discounts. However, while IMM plans cover prescription drugs, pre-existing conditions and preventive care, STM plans provide optional coverage for prescription drugs and do not cover pre-existing conditions or preventive care unless such coverage is mandated by the state. STM plans also do not cover certain medical events such as pregnancy. Additionally, while IMM plans have guaranteed renewability and can be of a permanent duration, the issuance of a subsequent STM plan is not guaranteed and STM plans have a limited duration of up to 12 months. Our STM plans provide up to $2 million of lifetime coverage for each insured individual, allow members to choose any doctor or hospital, offer $50 physician office and urgent care co-pays, cover foreign travel and offer phone access to physician services.  For the years ended December 31, 2013 and 2012, revenues associated with the sale of our STM plans accounted for approximately 59% and 63%, respectively, of our revenues for the period.

•

Hospital Indemnity Plans. Our hospital indemnity plans provide a daily cash benefit for hospital treatment and doctor office visits as well as accidental injury and death or dismemberment benefits. The claims process for hospital indemnity plans is streamlined: the member simply provides proof of hospitalization and the carrier pays the benefits. These policies are primarily used by customers who do not have adequate health insurance and do not qualify for our STM plans or who wish to supplement existing coverage, typically in conjunction with high deductible plans. For the years ended December 31, 2013 and 2012, revenues associated with the sale of our hospital indemnity plans accounted for approximately 21% and 27%, respectively, of our revenues for the period.

•

Ancillary Products. We provide numerous low-cost ancillary insurance products, including pharmacy benefit cards, dental plans and cancer/critical illness plans. These are typically monthly policies with automatic renewal. For the years ended December 31, 2013 and 2012, revenues associated with the sale of our ancillary products accounted for approximately 20% and 10%, respectively, of our revenues for the period.

Strategic Acquisitions and Other Transactions

Part of our continuing business strategy is to acquire, or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.  During 2013, we consummated the acquisition of all of the outstanding equity of Secured, and formed a co-venture, SIL.  We also formed ICE during 2012.

In June 2013, we acquired the outstanding equity interest not already owned by us in ICE.  ICE is a licensed call center and call center training facility that we formed with a third party in June 2012.  Its results of operations have been consolidated with ours since formation.  The purchase price of the outstanding minority interest was $90,000.  Our goal for ICE is to enhance our ability to train prospective call center managers to become exclusive distributors of the products that we sell under long-term agreements. There can be no assurance that our goal for this entity will be achieved.

In July 2013, we acquired all of the outstanding equity in a licensed insurance broker, call center and sales lead management company and intellectual property holding company that we refer to collectively as Secured.  Each entity was converted to a limited liability company shortly after closing.  In consideration for this acquisition we made a cash payment of $10.0 million and agreed to pay contingent consideration.  As subsequently amended, this contingent consideration consists of cash payments in an aggregate amount up to $6.6 million, including a one-time amount of $1.0 million.  A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force are achieved, up to a maximum of $3.0 million.  A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In the fourth quarter of 2013, we paid $1.45 million, representing the $1.0 million one-time amount and $450,000 for thresholds met in the third quarter of 2013. Contingent consideration also includes a potential payment of $150,000 to compensate the former owners of Secured for personal income tax liability triggered by the acquisition.  In addition, certain principals of Secured entered into employment with us.  Secured was previously one of our largest independent distributors, with an established call center facility.  The operating results of Secured are a part of our consolidated results of operations from the date of acquisition and has consequently reduced commission payments that we would otherwise be required to make.  The goal of this acquisition is to increase the efficiency of our distribution network, reduce enterprise risk from enhanced oversight of our distribution, add sales lead management expertise and provide technological and cost-saving synergies.  There can be no assurance that our goals for this acquisition will be achieved.

In October 2013, we and a third party formed SIL, a consolidated entity intended to procure sales leads for us and our independent distributors.   We had made $163,000 in contributions to SIL as of December 31, 2013, and may be required to make total contributions of $492,000 under our related agreement. The third party is not required to make any equity contributions.  As long as all of our capital contributions have not been returned to us, we may cause SIL to take any significant actions affecting SIL’s day-to-day operations, or cause the sale of assets or liquidation of SIL, without the consent of SIL’s other member.  The goal of SIL is to procure sales leads to distribute to us and to our independent distributors.  There can be no assurance that our goals for this venture will be achieved.

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

Healthcare Reform

In March 2010, Healthcare Reform was signed into law. Healthcare Reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, Healthcare Reform includes a mandate requiring individuals to be insured or face tax penalties; a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM plans using pre-existing health conditions as a reason to deny an application for health insurance; MLR requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve healthcare quality; establishment of Exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Most of the PPACA regulations became effective on January 1, 2014.  The Exchanges began enrolling members in October 2013. In early 2014, the mandate that requires employers with over 50 employees to offer their employees PPACA-compliant employer-sponsored group health insurance coverage or face tax penalties was delayed until 2015 for companies with 100 or more employees and until 2016 for companies with 50 to 99 employees.

Although the United States Supreme Court upheld Healthcare Reform’s mandate requiring individuals to purchase health insurance in 2012, some uncertainty about whether parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended is expected to continue with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under “Item 1. Business—Health Insurance Industry and Market Opportunity,” Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

Consumer Protection Laws

Federal and state consumer protection laws are being applied increasingly by the United States Federal Trade Commission, or FTC, states’ attorneys general and the Federal Communications Commission (“FCC”) to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of web site content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

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

Sales and Marketing

Our sales and marketing initiatives primarily consist of hiring seasoned sales professionals who have worked with or been referred to us by our distributors in order to strengthen our relationships with such distributors, marketing campaigns and attendance at meetings and conferences associated with acquiring new distributors.  We utilize independent third-party distributors to market our products directly to potential members in addition to internal distribution capacity.   We and our third-party distributors are also engaged in sales and marketing efforts that include investments in lead acquisition, online marketing and customer referrals. We focus on building brand awareness among our distributors and members, increasing the number of distributors and converting sales leads into buyers. Our marketing initiatives include:

Independent Distributors. Our independent distributor acquisition channel consists of independent licensed agent call centers and individual insurance brokers who market directly to individuals. We have established several initiatives to assist these call centers and distributors in helping individuals select our products, including the provision of sales scripting and monitoring services through the HiiVe technology platform discussed below. We generally compensate our independent distributors for their individual health insurance sales based on the consumer submitting a health insurance application to us. If a marketing partner is licensed to sell health insurance, we may share a percentage of the commission revenue we earn from the health insurance carrier for each member referred by that independent distributor.

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

Carrier Relationships

One of our core strengths is our deep integration with some of the leading insurance carriers in the United States, which enables us to offer our STM, hospital indemnity and ancillary products on our technology platform. We currently have relationships with several insurance carriers, including Starr Indemnity & Liability Company, Companion Life, HCC Life, United States Fire, ING, Nationwide and CIGNA, among others. We have entered into written contracts with each of these carriers pursuant to which we are authorized to sell the carriers’ health plans and ancillary products in exchange for the payment of commissions that vary by carrier and by plan. These contracts are typically non-exclusive and terminable on short notice by either party for any reason. We are no longer offering new policies through Starr Indemnity & Liability Company as of January 1, 2014.  In some cases, the amendment or termination of an agreement we have with a health insurance carrier may impact the commissions we are paid on health insurance plans and products that we have already sold through the carrier.

To create an improved experience for our members, we regularly evaluate insurance carriers by comparing their market presence and brand, cost competitiveness, breadth of plans, emphasis on improving the customer experience, and ability to integrate with our data systems. We plan to continue to expand and adjust the number of insurance carriers with which we partner.

Technology

Since we began operations in 2008, we have invested significant financial and human resources in building a unique and scalable proprietary, web-based technology platform. Our technology represents a distinct competitive advantage as it reduces the need for customer care agents, the time associated with billing, underwriting, fulfillment, sale and marketing and provides significant operating leverage as we add members and product offerings. We purchased the intellectual property rights to certain of the software in August 2012 and in July 2013, as further explained below.

The key components of our technology platform include:

•

Automated Real-Time Integrated E System. A.R.I.E.S. is the core of our technology platform. This proprietary technology reduces the need for the continual involvement of customer care representatives after a member has enrolled by allowing him or her to change payment information and print identification cards anytime, anyplace. A.R.I.E.S. also offers distributors an ability to manage their business by providing direct access to real-time commission statements, commission payment and real-time sales and membership data (including cancelations, failed credit card and ACH payments, persistency, renewal and cross-sell rates). Key elements of A.R.I.E.S. include:

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

•	Payment. Through our online platform, we receive credit card ACH payments directly from members at the time of sale.
•	Member Services. Members have the ability to log-in and change payment information and print new identification cards, all without the need of a customer service representative.
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

We rely on BimSym eBusiness Solutions, Inc. (“BimSym”) and other vendors to provide various services relating to our A.R.I.E.S. technology platform, including hosting, support, maintenance and development services, for which we pay both recurring and one-off fees. A.R.I.E.S. was placed in service in March 2011 through an informal relationship with BimSym. On August 1, 2012, we entered into a software assignment agreement with BimSym pursuant to which we acquired certain proprietary rights to the A.R.I.E.S. software for a one-time payment of $45,000. On August 1, 2012, we also entered into a master services agreement with BimSym with respect to the hosting, support, maintenance and development of our A.R.I.E.S. technology platform. This agreement obligates us to make minimum future payments of $312,000 per year for five years. Thereafter, this agreement provides for automatic one-year renewals, unless we notify BimSym of our intent not to renew. Additionally, on August 1, 2012, we entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S., under which we are required to make monthly payments of $16,000 for five years. Prior to March 2011, the Company contracted with a third party vendor, Carpe Datum L.L.C., to provide some of the services now provided through A.R.I.E.S. We licensed the HiiVe technology system until we acquired it as part of the Secured acquisition in July 2013.  For more information see “Item 1A. Risk Factors—We rely on third-party vendors to develop, host, maintain, service and enhance our technology platform” and “Item 1A. Risk Factors—Our failure to obtain, maintain and enforce the intellectual property rights on which our business depends could have a material adverse effect on our business, financial condition and results of operations.”

Seasonality

Our business of marketing STM plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform.  Prior to 2013, we experienced a higher volume of new member enrollment from graduating students during the third fiscal quarter when such students purchase our products, producing a seasonal increase in revenue, and a lower volume of new member enrollment during the fourth quarter due to the holiday season.  In 2013, the volume of new member enrollment in the fourth quarter increased due to the effectiveness of the individual insurance mandate of Healthcare Reform beginning in 2014. Under Healthcare Reform, the Exchanges will hold open enrollment periods during the first quarter of 2014, the fourth quarter of 2014 and the first quarter of 2015, at which time individuals can enroll in individual insurance programs. Other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change as the implementation of Healthcare Reform continues and our markets continue to change.

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

Exchanges.  Government exchanges have been established under Healthcare Reform where individuals can select and purchase health insurance plans.  These Exchanges have not been in existence for sufficient duration to forecast reliably their usage by consumers.  However, 3.3 million individuals had purchased insurance through the Exchanges through February 1, 2014 according to the U.S. Department of Health and Human Services.  In addition, press accounts of private exchanges indicate that private companies have established their own websites modeled after the Exchanges required by Healthcare Reform.

National insurance brokers. Although insurance brokers have traditionally not focused on the affordable STM market, they may enter our markets and could compete with us. These large agencies have existing relationships with many of our carrier companies, are licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies, such as eHealth have partnered with us in order to offer our services to their customer and member bases.

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

Employees

As of December 31, 2013, we had 168 employees, of which 166 were full-time employees. As of December 31, 2012, we had 79 employees, of which 73 were full-time employees.  We have not experienced any work stoppages and consider our employee relations to be good. None of our employees is represented by a labor union.

Intellectual Property

Our success depends, in part, on our ability to protect our intellectual property and proprietary technology, and to operate our business without infringing or violating the intellectual property or proprietary rights of others. We rely on a combination of copyrights, trademarks, domain names, and trade secrets, intellectual property licenses and other contractual rights (including confidentiality and non-disclosure agreements), including our proprietary technology. However, these intellectual property rights may not prevent others from creating a competitive online platform or otherwise competing with us.

Our History and the Reorganization of Our Corporate Structure

Overview

Our business began operations in 2008, and historically, we operated through HPI. In anticipation of our initial public offering (the “IPO”), on November 7, 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI.

Health Insurance Innovations, Inc. was incorporated as a Delaware corporation on October 26, 2012. Immediately prior to the completion of the IPO, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. We also granted the underwriters the right to purchase additional shares of Class A common stock to cover over-allotments. Our Class A common stock was issued to investors in the IPO and is held by certain of our employees. As of March 14, 2014, all of our Class B common stock is held by entities that are beneficially owned by our Chairman, President, and Chief Executive Officer, Michael Kosloske. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law. As of March 14, 2014, Mr. Kosloske beneficially owns 62.3% of our outstanding Class A and Class B common stock on a combined basis, which equals his combined economic interest in our Company, and will have effective control over the outcome of votes on all matters requiring approval by our stockholders. As described in more detail below, each Series B Membership Interest of Health Plan Intermediaries Holdings, LLC can be exchanged (together with one share of Class B common stock) for one share of Class A common stock. Following the IPO, HII remains a holding company owning as its principal asset Series A Membership Interests in HPIH.

Amended and Restated Limited Liability Company Agreement of HPIH

We operate our business through HPIH. The operations of HPIH, and the rights and obligations of its members, are governed by the amended and restated limited liability company agreement of HPIH. The following is a description of the material terms of that amended and restated limited liability company agreement.

Governance

We serve as sole managing member of HPIH. As such, we control its business and affairs and will be responsible for the management of its business. No other members of HPIH, in their capacity as such, we have any authority or right to control the management of HPIH or to bind it in connection with any matter.

Voting and Economic Rights of Members

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to Health Insurance Innovations, Inc., as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and its subsidiary, entities beneficially owned by Mr. Kosloske. The Series A Membership Interests and Series B Membership Interests entitle their holders to equivalent economic rights meaning an equal share in the profits and losses of, and distributions from, HPIH. Holders of Series B Membership Interests have no voting rights, except for the right to approve certain amendments to the amended and restated limited liability company agreement of HPIH. As of March 14, 2014, (i) the Series A Membership Interests held by Health Insurance Innovations, Inc. represent 37.7% of the outstanding membership interests, 37.7% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 62.3% of the outstanding membership interests, 62.3% of the economic interests and 0% of the voting interests in HPIH.

Net profits and losses of HPIH generally will be allocated, and distributions made, to its members pro rata in accordance with the number of Membership Interests (Series A or Series B, as the case may be) they hold. Accordingly, as of March 14, 2014, net profits and net losses of HPIH would be allocated, and distributions would be made, 37.7% to us and 62.3% to the holders of Series B Membership Interests.

Subject to the availability of net cash flow at the HPIH level and to applicable legal and contractual restrictions, we intend to cause HPIH to distribute to us, and to the other holders of Membership Interests, cash payments for the purposes of funding tax obligations in respect of any net taxable income that is allocated to us and the other holders of Membership Interests as members of HPIH, to fund dividends, if any, declared by us and to make any payments due under the tax receivable agreement, as described in “Tax Consequences” below. If HPIH makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders will be made by our board of directors. Class B common stock will not be entitled to any dividend payments. We may enter into credit agreements or other borrowing arrangements in the future that prohibit or restrict our ability to declare or pay dividends on our Class A common stock.

Coordination of Health Insurance Innovations, Inc. and HPIH

Except with respect to shares of Class A common stock issued pursuant to the exercise of the underwriters’ over-allotment option, whenever we issue one share of Class A common stock for cash, the net proceeds will be transferred promptly to HPIH, and HPIH will issue to us one Series A Membership Interest. If we issue other classes or series of equity securities, we will contribute to HPIH the net proceeds we receive in connection with such issuance, and HPIH will issue to us an equal number of equity securities with designations, preferences and other rights and terms that are substantially the same as our newly issued equity securities. Conversely, if we repurchase any shares of Class A common stock (or equity securities of other classes or series) for cash, HPIH will, immediately prior to our repurchase, redeem an equal number of Series A Membership Interests (or its equity securities of the corresponding classes or series), upon the same terms and for the same price, as the shares of our Class A common stock (or our equity securities of such other classes or series) are repurchased. Membership Interests and shares of our common stock will be subject to equivalent stock splits, dividends and reclassifications.

We will not conduct any business other than the management and ownership of HPIH and its subsidiaries, or own any other assets (other than on a temporary basis), although we may take such actions and own such assets as are necessary to comply with applicable law, including compliance with our responsibilities as a public company under the U.S. federal securities laws, and may incur indebtedness and may take other actions if we determine that doing so is in the best interest of HPIH.

Issuances of Membership Interests

Series A Membership Interests may be issued only to us as the sole managing member of HPIH. Series B Membership Interests may be issued only to persons or entities we permit in exchange for cash or other consideration. Series B Membership Interests may not be transferred as Series B Membership Interests except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the amended and restated limited liability company agreement of HPIH, and any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock.

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

Holders will not have the right to exchange Series B Membership Interests if we determine that such exchange would be prohibited by law or regulation or would violate other agreements to which we may be subject. We may impose additional restrictions on exchange that we determine necessary or advisable so that HPIH is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. If the Internal Revenue Service were to contend successfully that HPIH should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, HPIH would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income.

A holder that exchanges Series B Membership Interests will also be required to deliver an equal number of shares of our Class B common stock. In connection with each exchange, HPIH will cancel the delivered Series B Membership Interests and issue to us Series A Membership Interests on a one-for-one basis. Thus, as holders exchange their Series B Membership Interests for Class A common stock, our interest in HPIH will increase.

On February 14, 2014, a registration statement covering the resale of Class A common stock delivered in exchange for the Series B Membership Interests in HPIH (together with an equal number of share our Class B common stock) became effective, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive.  Mr. Kosloske beneficially owns all outstanding Series B Membership Interests in HPIH and Class B common stock.

As of March 14, 2014, no shares of Class A common stock have been issued, and no resales had been made pursuant to this registration statement.

Exculpation and Indemnification

The amended and restated limited liability company agreement of HPIH contains provisions limiting the liability of its managing member, members, officers and their respective affiliates to HPIH or any of its members. Moreover, the amended and restated limited liability company agreement contains broad indemnification provisions for HPIH’s managing member, members, officers and their respective affiliates. Because HPIH is a limited liability company, these provisions are not subject to the limitations on exculpation and indemnification contained in the Delaware General Corporation Law with respect to the indemnification that may be provided by a Delaware corporation to its directors and officers.

Voting Rights of Class A Stockholders and Class B Stockholders

Each share of our Class A common stock and our Class B common stock entitles its holder to one vote.

Tax Consequences

Holders of Membership Interests, including HII, generally will incur U.S. federal, state and local income taxes on their proportionate shares of any net taxable income of HPIH. Net profits and net losses of HPIH generally will be allocated to its members pro rata in proportion to the number of Membership Interests they hold. The amended and restated limited liability company agreement of HPIH provides for cash distributions to its members in an amount at least equal to the members’ assumed tax liability attributable to HPIH. Generally, distributions in respect of the members’ assumed tax liability will be computed based on our estimate of the net taxable income of HPIH allocable per Membership Interest multiplied by an assumed tax rate. In accordance with this agreement, HPIH intends to make distributions to its members in respect of such assumed tax liability and to fund dividends, if any, declared by us, as well as any payments we are obligated to make under the tax receivable agreement, described below.

HPIH intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, which is effective for 2013 and for each taxable year in which occurs an exchange of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock. We expect that, as a result of this election, the acquisition of Series B Membership Interests from HPI with the net proceeds of the sale of over-allotment shares, as well as any future exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, will result in increases in the tax basis in our share of the tangible and intangible assets of HPIH at the time of such acquisition or exchange, which will increase the tax depreciation and amortization deductions available to us and which could create other tax benefits. Any such increases in tax basis and tax depreciation and amortization deductions or other tax benefits could reduce the amount of tax that we would otherwise be required to pay in the future. We will be required to pay a portion of the cash savings we actually realize from such increase (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as described below) to certain holders of Series B Membership Interests pursuant to the tax receivable agreement. Furthermore, payments under the tax receivable agreement, as described below, will give rise to additional tax benefits and therefore to additional payments under the tax receivable agreement itself. To the extent that we are unable to make payments under the income tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.

Tax Receivable Agreement

The purchase of Series B Membership Interests (together with an equal number of shares of our Class B common stock) with the net proceeds of the sale of over-allotment shares, as well as subsequent exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of any possible future increases in tax basis described above and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is our obligation and not an obligation of HPIH. We will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless the agreement is terminated early, as described below. Estimating the amount of payments to be made under the tax receivable agreement cannot be done reliably at this time because any increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending on a number of factors, including:

•

the timing of exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock—for instance, the increase in any tax deductions will vary depending on the fair market value of the depreciable and amortizable assets of HPIH at the time of the exchanges, and this value may fluctuate over time;

•

the price of our Class A common stock at the time of exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock—the increase in our share of the basis in the assets of HPIH, as well as the increase in any tax deductions, will be related to the price of our Class A common stock at the time of these exchanges;

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

The payments that we make under the tax receivable agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of December 31, 2013, if all of the Series B Membership Interests were acquired by us in taxable transactions for a price of $10.11, the closing price of our Class A common stock on December 31, 2013, per Series B Membership Interest, we estimate that the maximum amount that we would be required to pay under the tax receivable agreement could be approximately $41.5 million. The actual amount may differ materially from this hypothetical amount as potential future payments will vary depending on a number of factors, including those listed above.

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

The market for health insurance in the United States is rapidly evolving. Accordingly, our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands in this market. We believe demand for our products has been driven in large part by recent regulatory changes, broader use of the Internet and advances in technology. It is difficult to predict with any precision the future growth rate and size of our target market. The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to evaluate accurately our long-term outlook and forecast performance or other operating results. A reduction in demand for our products caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations.

If we are unable to retain our members, our business and results of operations would be harmed.

Our revenue is primarily derived from commissions that insurance carriers pay to us for the health insurance plans and products that we market and that remain in effect. When one of these plans or products is cancelled, or if we otherwise do not remain the administrator of record on the policy, we no longer receive the related commission revenue. Members may choose to discontinue their insurance policies for a number of reasons. For example, our members may choose to purchase new plans or products using a different administrator if, for example, they are not satisfied with our customer service or the plans or products that we offer or because PPACA or other healthcare legislation results in more attractive alternatives for them. Further, members may discontinue their policies because they no longer need STM insurance because, for example, they have received coverage through an employer or spouse. Insurance carriers may also terminate health insurance plans or products purchased by our members for a variety of reasons. Our cost in acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit member turnover, our revenue and operating margins could be adversely affected.

Our business would be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new relationships with insurance carriers.

We typically enter into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to underwrite our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, insurance carrier websites or other sales channels, or to market their own plans or products, and, in turn, could limit or prohibit us from marketing their plans or products. Insurance carriers may decide not to underwrite insurance plans or products in the individual health insurance market in certain geographies or altogether. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans or products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new insurance carrier relationships or are unable to offer members a wide variety of health insurance plans and products.

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. For example, for the year ended December 31, 2013, Starr Indemnity & Liability Company accounted for 23% of our premium equivalents, United States Fire accounted for 20% of our premium equivalents, and Companion Life accounted for 41% of our premium equivalents. We are no longer offering new policies through Starr Indemnity & Liability Company as of January 1, 2014.  As a result of this cessation or future changes, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. In addition, one or more of our insurance carriers could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition.

Our business would be harmed if we lose our relationships with independent distributors, fail to maintain good relationships with independent distributors, become dependent upon a limited number of third-party distributors or fail to develop new relationships with third-party distributors.

We depend upon licensed third-party distributors, in addition to our internal distribution network, to sell our products. We typically enter into contractual agency relationships with independent distributors that are non-exclusive and terminable on short notice by either party for any reason. In many cases, these distributors also have the ability to amend the terms of our agreements unilaterally on short notice. Third-party distributors may be unwilling to sell our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. For example, these independent distributors may decide to sell plans and products that bring them a higher commission than our plans and products or may decide not to sell STM plans at all. Because we rely on a diverse distributor network to sell the products we offer, any loss of relationships with independent distributors or failure to maintain good relationships with independent distributors could harm our business, results of operations and financial condition. Further, we believe that we must grow our third-party distributor network in order to achieve our growth plans. If we are unable to grow our independent distributor network and develop new relationships with third-party distributors, our revenue could be adversely impacted.

We depend on relationships with third-parties for certain services that are important to our business. An interruption or cessation of such services by any third party could have a material adverse effect on our business.

We depend on a number of third-party relationships to enhance our business. For instance, state regulations may require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with such associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association (“Med-Sense”) a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, and Med-Sense exclusively endorses the insurance products that we offer. Members of the association are given access to a wide variety of our products that are otherwise unavailable to non-members. We are also considering establishing affiliations with other associations offering similar benefits as alternatives to Med-Sense, but currently have no alternative agreements.  While we believe we could replace Med-Sense with other group programs or associations, there can be no assurance we could find such a replacement on a timely basis or at all. If we were to lose our relationship with Med-Sense and were unable to find another group program or association on a timely basis or at all, this would have a material adverse effect on our business.

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

Our commission rates are negotiated between us and each insurance carrier. Insurance carriers have altered, and may in the future alter, the contractual relationships we have with them, either by renegotiation or unilateral action. Also, insurance carriers may adjust their commission. If these contractual changes result in reduced commissions, our revenue may decline.

In addition, insurance carriers periodically adjust the premiums they charge to individuals for their insurance policies. These premium changes may cause members to cancel their existing policies and purchase a replacement policy from a different insurance carrier, either through our platform or through another administrator. We may receive a reduced commission or no commission at all when a member purchases a replacement policy. Also, because insurance rates may vary between insurance carriers, plans and enrollment dates, changes in our enrollment mix may impact our commission revenue. Future changes in insurance carrier pricing practices could harm our business, results of operations and financial condition.

We face intense competition and compete with a broad range of market participants within the health insurance industry. If competition increases, our growth and profits may decline.

The market for selling individual health insurance and ancillary products is highly competitive and, except for regulatory considerations, there are limited barriers to entry. Currently, we believe the cost-effective, high-quality STM solutions that we distribute to the individual health insurance market are differentiated from our competitors. Because the barriers to entry in our markets are not substantial and competitors have the flexibility to select new health insurance carriers, we believe that the addition of new competitors, or the adoption of our business model by existing competitors, could occur relatively quickly.

We compete with entities and individuals that offer and sell products similar to ours utilizing traditional distribution channels, including insurance agents and brokers across the United States who sell health insurance products in their communities. In addition, many insurance carriers directly market and sell their plans and products to individuals through call centers and their own websites. The Exchanges created under Healthcare Reform represent another means of distribution for IMM policies and are currently receiving substantial publicity and advertising.

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

Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways. Although certain provisions currently are effective, many aspects of Healthcare Reform, such as certain mandates on employers, have not yet taken effect. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future changes may not be beneficial to us.

Certain key members of Congress continue to express a desire to withhold the funding necessary to implement Healthcare Reform as well as the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. The implementation of Healthcare Reform could have negative effects on us, including:

•	increasing our competition;
•

reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell through the Exchanges and the process for receiving subsidies and cost-sharing credits;

•	decreasing the number of types of health insurance plans and products that we sell, as well as the number of insurance carriers offering such plans and products;
•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell;
•	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways;
•	causing STM policyholders to pay the government a penalty or tax;
•	making the cost of IMM more affordable through tax credits and subsidies;
•	causing STM policies to be subject to MLR threshold requirements; or
•	causing STM policies to be subject to “must carry” pre-existing condition requirements.

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

Many of Healthcare Reform’s most significant reforms, such as the establishment of the Exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective only recently.  Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies.  Based upon our understanding of the Health Reform rules, many of the health insurance products that we sell will not be deemed qualified insurance policies and will not exempt our customers from these penalties.  If the cost of the insurance policies that we sell, together with any penalties that our potential customers would be required to pay, are not less than the cost of qualifying health insurance policies, or our policies are otherwise perceived as inferior to qualifying insurance policies by potential customers, our business, revenues and results of operations would be materially harmed.

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

Although we believe we are currently in compliance with applicable insurance laws and regulations, due to the complexity, periodic modification and differing interpretations of insurance laws and regulations and the number of third parties with which we have relationships, we may not have always been, and we may not always be, in compliance with such laws and regulations. Failure to comply could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation. Because some members, distributors and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, results of operations and financial condition.

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

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, once health insurance pricing is set by the insurance carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit insurance carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with insurance carriers or other agents and brokers on the price of the health insurance products offered on our distribution platform. We are also currently allowed to base our revenue structure on various commissions and fees, including commissions from insurance premiums and enrollment, monthly administrative fees and discount benefit fees. However, future laws and regulations could negatively adjust the commissions and fees we receive. If current laws or regulations change, we could be forced to reduce prices, commissions and fees or provide rebates or other incentives for the health insurance products sold through our online platform, which would harm our business, results of operations and financial condition.

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

Numerous health insurance plans and products are available to individuals in any given market. Most of these plans and products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. Exchange websites experienced high profile performance issues upon and after their public availability.  As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many individuals that individual health insurance is prohibitively expensive and difficult to obtain. If individuals are not informed about the availability and accessibility of affordable health insurance, our business may not grow and our results of operations and financial condition would be harmed.

Changes in the quality and affordability of the health insurance plans and products that insurance carriers offer to us for sale through our technology platform could harm our business and results of operations.

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

We believe that maintaining and enhancing our name recognition is critical to our relationships with existing members, third-party distributors and insurance carriers and to our ability to attract new members, independent distributors and insurance carriers. The promotion of our name may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult. We also expect our marketing expenditures in future periods to increase.  Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. If we do not successfully maintain and enhance our name recognition, our business may not grow and we could lose our relationships with insurance carriers, independent distributors or members, which would harm our business, results of operations and financial condition.

In addition, we cannot be certain of the impact of media coverage on our business. If it were to be reduced, the number of distributors selling our products could decrease, and our cost of acquiring members could increase, both of which could harm our business, results of operations and financial condition.

If individuals or insurance carriers opt for more traditional or alternative channels for the purchase and sale of health insurance, our business will be harmed.

Our success depends in part upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact directly or indirectly the distributors that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for individual health insurance plans and services specifically;
•	individuals’ willingness to conduct their own health insurance research;
•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;
•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and
•	insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance plans and products.

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

We provide information on our platform, through our call center partners and in other ways regarding health insurance in general and the health insurance plans and products we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. We also regularly provide health insurance plan information in the scripts used by our customer call center partners. If the information we provide on our platform, through our customer call center partners or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, insurance carriers and others could attempt to hold us liable for damages, our relationships with insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our services. As a result, these claims could harm our business, results of operations and financial condition. Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations.  Any violation of these regulations could expose us to damages for monetary loss or statutory damages.

In the ordinary course of our business, we may receive inquiries from state regulators relating to various matters. We may in the future become involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

If we do not continue to attract new individual customers, we may not achieve our revenue and premium equivalents projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new independent distributors and individual customers. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential individual customers may seek out other options for purchasing insurance. Therefore, we must demonstrate that our products provide a viable solution for individual customers to obtain high quality coverage at an attractive price and provide a valuable business opportunity to our distributors. If we fail to provide high quality solutions and convince individual customers and independent distributors of our value proposition, we may not be able to retain existing customers or attract new individual customers. Additionally, there is no guarantee that the market for our services will grow as we expect. If the market for our services declines or develops more slowly than we expect, or if the number of individual customers or third-party distributors that use our solutions declines or fails to increase as we expect, our revenue, premium equivalents, results of operations, financial condition, business and prospects could be harmed.

Advanced commission arrangements between us and some of our third-party distributors expose us to the credit risks of such distributors and may increase our costs and expenses, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advanced commission payments to some of our independent distributors in order to assist them with the cost of lead acquisition. As of December 31, 2013, we had a prepayment balance for advanced commissions of approximately $2.5 million under such contracts. Part of our strategy is to expand the practice of paying advanced commissions, so we expect such balance to increase significantly in the future. In such cases where we make advanced commission payments, we receive collateral and personal guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would rank as secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of other secured creditors, which would undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advanced payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality may cause fluctuations in our financial results.

Our business of marketing individual STM insurance plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform.  Prior to 2013, we experienced a higher volume of new member enrollment from graduating students during the third fiscal quarter when such students purchase our products, producing a seasonal increase in revenue, and a lower volume of new member enrollment during the fourth quarter due to the holiday season.  In 2013, the volume of new member enrollment in the fourth quarter increased due to the effectiveness of the individual insurance mandate of Healthcare Reform beginning in 2014. Under Healthcare Reform, the Exchanges will hold open enrollment periods during the first quarter of 2014, the fourth quarter of 2014 and the first quarter of 2015, at which time individuals can enroll in individual insurance programs.  Other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change as the implementation of Healthcare Reform continues and our markets continue to change.

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

One of the key attributes of our business is providing high quality service to our insurance carriers, distributors and members. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially adversely affect our results of operations. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle customer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our results of operations and prospects would be harmed.

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

•

The HITECH Act sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches. Penalties now range from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

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

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses, social security, bank account and credit card numbers, and information regarding the medical history of members in connection with their applications for insurance. In certain cases such information is provided to third-parties, for example to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members’ confidential information) could damage our reputation and our relationship with our members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

The performance, reliability and availability of our technology platform, customer service call center and underlying network infrastructures are critical to our financial results and our relationship with members, independent distributors and insurance carriers. Although we regularly attempt to enhance and maintain our technology platform, customer service call center and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts or experience difficulties with transitioning existing systems to upgraded systems, if we are unable to accurately project the rate or timing of increases in our platform traffic or customer service call center call volume or for other reasons, some of which are completely outside our control. Significant failures and interruptions, particularly during peak enrollment periods, could harm our business, results of operations and financial condition.

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

Insurance carriers and distributors depend upon third-party service providers to access our online platform, and our business and results of operations could be harmed as a result of technical difficulties experienced by these service providers.

Insurance carriers and distributors using our online platform depend upon Internet and other service providers for access to our platform. Many of these service providers have experienced significant outages, delays and other difficulties in the past and could experience them in the future. Any significant interruption in access to our technology platform or increase in our platform’s response time as a result of these difficulties could damage our relationship with insurance carriers, third-party distributors and existing and potential members and could harm our business, results of operations and financial condition.

Economic conditions and other factors beyond our control may negatively impact our business, results of operations and financial condition.

Our revenue depends upon demand for our insurance products, which can be influenced by a variety of factors beyond our control. We have no control over the economic and other factors that influence such demand. Any softening of demand for our products and the services offered by us, whether caused by changes in individual preferences or the regulated environment in which we operate, or by a weak economy, will result in decreased revenue and growth. Members may attempt to reduce expenses by canceling existing plans and products purchased through us, not purchasing new plans and products through us or purchasing plans with lower premiums for which we receive lower commissions. A negative economic environment could also adversely impact the insurance carriers whose plans and products are offered on our platform, and they may, among other things, determine to reduce their commission rates, increase premiums or reduce benefits, any of which could negatively impact our business, results of operations and financial condition.

To the extent the economy or other factors adversely impact our member retention, the number or type of insurance applications submitted through us and that are approved by insurance carriers, or the commissions that we receive from insurance carriers, our rate of growth will decline and our business and results of operations will be harmed.

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

Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities or make other strategic transactions.   During 2013, we consummated a material acquisition of a call center operation and related businesses and a joint venture transaction.  Such transactions could pose numerous risks to our operations, including:

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

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Complying with the reporting and other regulatory requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) is time-consuming and costly and could have a negative effect on our business, financial condition and results of operations.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as these exemptions cease to apply.

Risks Related to Our Structure

We are a holding company and our only material asset is our interest in HPIH and, accordingly, we are dependent upon distributions from HPIH to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of Series A Membership Interests of HPIH. We have no independent means of generating revenue. HPIH is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself be subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of HPIH and also incur expenses related to our operations. We intend to cause HPIH to distribute cash to its members, including us, in an amount at least equal to the amount necessary to cover their respective tax liabilities, if any, with respect to their allocable share of the net income of HPIH and to cover dividends, if any, declared by us, as well as any payments due under the tax receivable agreement, as described below. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and HPIH is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the income tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.

We will be required to pay the existing and certain future holders of Series B Membership Interests most of the tax benefits that we may receive as a result of any future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself, and the amounts we pay could be substantial.

We expect that any future exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock will result in increases in the tax basis in our share of the tangible and intangible assets of HPIH. Any such increases in tax basis could reduce the amount of tax that we would otherwise be required to pay in the future.

We have entered into a tax receivable agreement with entities that are beneficially owned by Mr. Kosloske and certain future members of HPIH, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from exchanges of Series B Membership Interests as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income. See “Item 1. Business—Our History and the Reorganization of Our Corporate Structure—Tax Receivable Agreement.”

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

We may not be able to realize all or a portion of the tax benefits that are expected to result from future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself.

Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by future exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for our Class A common stock, and our ability to realize certain other tax benefits attributable to payments under the tax receivable agreement itself depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient and/or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Risks Related to Ownership of Our Class A Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above the purchase price.

We completed our initial public offering in February 2013. From that time through December 31, 2013, shares of our Class A common stock have traded between a low of $8.39 per share to a high of $15.86 per share.  Several entities have reported owning, as of December 31, 2013, substantial portions of our Class A common stock.  An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;
•	actual or anticipated fluctuations in our quarterly financial and results of operations;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	additional indebtedness incurred in the future;
•	introduction of new products and services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	sales of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory developments;

•	litigation and governmental investigations; and
•	economic and political conditions or events.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

We may elect to utilize these exemptions as long as we continue to qualify as a “controlled company.” Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Market.

We are controlled by entities associated with Mr. Kosloske, whose interests may differ from those of our public stockholders.

We are controlled by entities associated with Mr. Kosloske. Mr. Kosloske beneficially owns in the aggregate approximately 62.3% of the combined voting power of our common stock. As a result of this ownership, Mr. Kosloske has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws and approval of a sale of the company and other significant corporate transactions, including such corporate transactions that may affect our obligations under the tax receivable agreement. See “We will be required to pay the existing and certain future holders of Series B Membership Interests most of the tax benefits that we may receive as a result of future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself, and the amounts we pay could be substantial.” Mr. Kosloske can also take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them.

The market price of our Class A common stock could decline due to future sales, or expected sales, of shares of Class A common stock upon the exchange of Series B Membership Interests or exercise of stock appreciation rights.

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate.  As of March 14, 2014, 8,566,667 Series B Membership Interests were outstanding. As of that date, there was an effective registration statement covering the resale of Class A common stock delivered in exchange for the Series B Membership Interests, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive.  Also as of March 14, 2014, there were approximately 379,000 outstanding stock appreciation rights exercisable for shares of our Class A common stock which are held by our directors and executive officers.

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
•

provide that on and after the date Mr. Kosloske collectively ceases to beneficially own a majority of all of the outstanding shares of our capital stock entitled to vote, (a) directors may be removed only for cause and only upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote, and (b) certain provisions of our amended and restated certificate of incorporation may only be amended upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote; and

•

the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval. As of March 14, 2014, Mr. Kosloske beneficially owned 62.3% of the combined voting power of our common stock.

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

We currently intend to retain our future earnings, if any, for the foreseeable future to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Our internal control over financial reporting may not be effective in the future, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Although we have determined that our internal control over financial reporting is effective as of December 31, 2013, we previously identified a material weakness in our controls over the design and operation of the financial statement close process that was remediated as of that date. If we fail in the future to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” and we benefit from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our Company. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which in certain circumstances could be up to five years.

Registration as an investment company or failure to register as an investment company when required under applicable law would impair our operations and impose significant costs upon us.

As of December 31, 2013 we maintained substantial cash equivalent and investment balances relative to our total assets.  We do not intend to engage primarily in the business of investing in or trading securities such that we would be an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  However, various criteria under the Investment Company Act are arcane, and it is possible that we could inadvertently fall within the definition of “investment company” under the Investment Company Act, which could negatively affect our ability to maintain our exemption from registration thereunder.  Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business.  If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, we leased 9,700 square feet of space for our headquarters in Tampa, Florida under a lease that expires in 2017. In addition, as of December 31, 2013, we leased approximately 15,536 square feet of space for Secured in Sunrise, Florida under a lease that expires in 2016, and we subleased approximately 4,000 square feet of space for our ICE in Boca Raton, Florida under a lease that expires in 2015. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms to accommodate our foreseeable future expansion.

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

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On March 14, 2014, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $11.21 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the Nasdaq Global Market:

2013:	High	Low
First Quarter (1)	$15.86	$12.00
Second Quarter	15.61	8.39
Third Quarter	12.94	9.55
Fourth Quarter	14.08	9.61
(1)	Our Class A common stock has been traded since February 8, 2013. Information related to the first quarter of 2013 relates to the period from February 8, 2013 through March 31, 2013.

There is no public market for our Class B common stock.

HOLDERS

As of March 14, 2014, 5,309,594 shares of our Class A common stock and 8,566,667 shares of our Class B common stock were issued and outstanding, and there were three Class A common stockholders of record and two Class B stockholders of record.

DIVIDEND POLICY

We have not declared dividends on our Class A common stock for the periods presented above.  We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Class B common stock is not entitled to any dividend payments.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about the Health Insurance Innovations, Inc. Long Term Incentive Plan, which is our sole equity compensation plan, as of December 31, 2013.  Additional information regarding our plan and the awards thereunder can be found in Note 9 of the accompanying consolidated financial statements.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$12.51	458,204
Equity compensation plans not approved by security holders	—	—	—
Total	—	$12.51	458,204

(1)

Excludes shares issuable upon exercise of our stock appreciation rights with an exercise price in excess of $10.11, the closing price of our Class A common stock on the NASDAQ Global Market on December 31, 2013.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

USE OF PROCEEDS

On February 7, 2013, a registration statement (Registration No. 333-185596) relating to the IPO of our Class A common stock was declared effective by the Securities and Exchange Commission. The aggregate net proceeds to us from the offering were approximately $60.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

In conjunction with the acquisition of Secured, we utilized the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $1.45 million during the three months ended December 31, 2013, and as of December 31, 2013, the fair value of the remaining contingent consideration liability is $3.9 million.  The acquisition of Secured is described in further detail in Note 2 of the accompanying consolidated financial statements.  We expect to use the remaining proceeds of the offering for general corporate purposes, including additional potential acquisitions that are complementary to our business or enable us to enter new markets or provide new products or services. The remaining proceeds are currently held in cash and cash equivalents and highly liquid investment accounts.

ITEM 6.	SELECTED FINANCIAL DATA AND OPERATIONAL DATA

This item is not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the two years in the period ended December 31, 2013, and its financial condition as of December 31, 2013. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this report.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this report.

Overview

We are a leading developer and administrator of affordable, web-based individual health insurance plans and ancillary products. Our highly scalable, proprietary, web-based technology platform allows for mass distribution of, and online enrollment in, our large and diverse portfolio of affordable health insurance offerings.

Our technology platform provides customers, who we refer to as members, immediate access to the products we sell through our distribution partners anytime, anyplace. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can price and tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for all products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and ACH payments directly from members at the time of sale. Our technology platform provides significant operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

We are an industry leader in the sale of up to six, 11 and approximately 12-month (i.e., up to 364 day) STM plans, an alternative to PPACA-qualified IMM plans, which provide lifetime renewable coverage. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations of six, 11 or 12 months generally at lower premiums than IMM plans. STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carriers, market them to individuals through our internal distribution capacity, which was expanded through the July 2013 acquisition of Secured, formerly one of our independent distributors, and through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including, Starr Indemnity & Liability Company, HCC Life, United States Fire, ING, Nationwide and CIGNA, among others. In addition, as of December 31, 2013, the large independent distribution network we access consists of 93 licensed agent call centers and 232 wholesalers, including Marsh and eHealth, among others, that work with over 10,000 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues from $41.9 million in 2012 to $56.6 million in 2013.

We focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, and underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and temporary workers and customers seeking health insurance between the open enrollment periods held each year by the Exchanges.  According to U.S. Census Bureau estimates, approximately 48 million Americans were uninsured in 2012.

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors and our enrollment fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of December 31, 2013, we had 28,709 STM plans in force, compared with 23,747 on December 31, 2012. We earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the year ended December 31, 2013, our premium equivalents and revenues were $100.0 million and $56.6 million, respectively, representing increases of 31.8% and 35.0%, compared to the year ended December 31, 2012. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

Effects of the IPO and Related Transactions on our Corporate Structure

Historically, our business was operated through HPI. In anticipation of the IPO, on November 7, 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, all of our business is conducted through HPIH.

HII was formed for the purpose of our recently completed IPO, and is a holding company whose principal asset is its interest in HPIH. All of the equity of HPIH outstanding prior to the reorganization has been exchanged for Series B Membership Interests of HPIH and an equal number of shares of our Class B common stock, and these Membership Interests and shares are held by HPI and a related entity and are beneficially owned by Michael Kosloske, our Chairman, President and Chief Executive Officer.  Our financial statements consolidate the financial results of HPIH from February 13, 2013, the date of the IPO, and reflect solely the consolidated financial results of HPIH and HPI from November 7, 2012 to February 12, 2013 and solely the financial results of HPI and its subsidiaries prior to that date.

We expect that future exchanges of Series B Membership Interests (together with an equal number of our Class B common shares) for shares of our Class A common stock, as well as the prior acquisition of Series B membership interests with net proceeds of the sale of over-allotment shares as part of the IPO, will result in increases in the tax basis in our share of the tangible and intangible assets of HPIH. We expect that these increases in tax basis, which would not have been available but for the HII holding company structure, will reduce the amount of tax that we would otherwise be required to pay in the future. We will be required to pay a portion of the cash savings we actually realize from such increase (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed above) to the existing and certain future holders of Series B Membership Interests, pursuant to a tax receivable agreement. Furthermore, payments under the tax receivable agreement will give rise to additional tax benefits and therefore additional payments under the tax receivable agreement itself. Our former operating entity, HPI, is taxed as an S corporation for income tax purposes. Therefore, we were not subject to entity-level federal or state income taxation while operating as that entity. HPIH is currently taxed as a partnership for federal income tax purposes; and as a result, is also not subject to entity-level federal or state income taxation while the members of HPIH pay taxes with respect to their allocable shares of its net taxable income. The earnings of HII are subject to federal income taxation.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as the combination of premiums, fees for discount benefit plans, and enrollment fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business.

The following table presents a reconciliation of premium equivalents to revenues for the years ended December 31, 2013 and 2012 ($ in thousands):

	December 31,
	2013	2012
Premium equivalents	$100,002	$75,872
Less risk premium	(40,922)	(32,346)
Less amounts earned by third party obligors	(2,441)	(1,586)
Revenues	$56,639	$41,940

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to 11 months for our 11 months plans, up to 12 months for our approximately 12-month (i.e., up to 364 days) STM plans and often more than 12 months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of December 31, 2013 and 2012:

	December 31,
	2013	2012	Change (%)
STM	28,709	23,747	20.9%
Hospital indemnity	8,366	8,141	2.8%
Ancillary products	36,611	26,230	39.6%
Total	73,686	58,118	26.8%

Non GAAP gross margin.  We define non GAAP gross margin as revenue less third party commissions and credit card and ACH fees.  Non GAAP gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with U.S. GAAP. Non GAAP gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, non GAAP gross margin can provide a useful measure for period-to-period comparisons of our business. Non GAAP gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table presents a reconciliation of premium equivalents and revenues to non GAAP gross margin ($ in thousands):

	December 31,
	2013	2012
Premium equivalents	$100,002	$75,872
Less risk premium	(40,922)	(32,346)
Less amounts earned by third party obligors	(2,441)	(1,586)
Revenues	56,639	41,940
Less third-party commissions	(32,244)	(27,858)
Less credit card and ACH fees	(1,173)	(963)
Non GAAP gross margin	$23,222	$13,119

EBITDA and Adjusted EBITDA. We define this metric as net (loss) income before interest expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the years ended December 31, 2013 and 2012 ($ in thousands):

	December 31,
	2013	2012
Net income (loss) (1)	$(8,419)	$3,260
Interest expense	1	271
Depreciation and amortization	1,313	1,012
Provision for income taxes	18	-
EBITDA	(7,087)	4,543
Non-cash stock based compensation	6,296	-
Contract termination expense	5,500	-
Acquisition costs	301	-
Adjusted EBITDA	$5,010	$4,543
(1)

Net loss for the year ended December 31, 2013 includes a one-time expense of $5.5 million related to the termination of contact rights with TSG Agency, LLC (“TSG”), a managing general agent of the Company.  For further information, see “Comparison of 2013 and 2012” below.

Key Components of Our Statements of Operations

Revenues

Our revenues consist primarily of commissions earned for our insurance policies and discount benefit plans issued to members, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. We recognize revenues upon the member’s acceptance of a policy. Commissions and fees attributable to the sale of STM plans, hospital indemnity policies and ancillary products represented substantially all of our revenues for the periods presented. Our revenues represent premiums and fees for discount benefit plans, net of risk premium and amounts earned by third-party obligors, respectively. We recognize commissions as we collect the premiums and fees for discount benefit plans.

Commission rates for all insurance plans are approved in advance by the relevant insurance carrier. Our commission rates and the length of the commission period typically vary by carrier and plan type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date will govern the commissions over the life of the plan.

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force.

Operating Expenses

Operating expenses consist of fees and commissions paid to distributors for selling our products to members, credit card or ACH processing fees, selling, general and administrative expenses, contract termination expense and depreciation and amortization.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. As noted above, in July 2013, we acquired Secured, a significant distributor, and third-party commissions decreased as a percentage of revenues during the remainder of 2013.  Third-party commissions in 2013 were also reduced by the termination of our contract with TSG, a managing general agent.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue in future periods to remain generally consistent with prior periods.

Selling, General and Administrative Expenses

Our general and administrative expenses primarily consist of personnel costs, which represent salaries, bonuses, commissions, payroll taxes and benefits. Selling, general and administrative expenses also include marketing campaign expenditures and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include technology expenses and personnel costs and expenses for outside professional services, including legal, audit and financial services. Selling, general and administrative expenses increased in 2013 in part due to equity-based compensation under our long-term incentive plan. Expense for equity-based compensation to existing employees is expected to be lower in 2014 than in 2013.  However, future increases associated with our business growth initiatives, including our enhanced marketing and leads generation plans, are expected.

Depreciation and Amortization

Depreciation and amortization expense is primarily a function of amortization of intangible assets acquired as a result of our acquisitions as well as depreciation of property and equipment used in our business.

Interest Expense

Interest expense primarily consists of interest incurred on our outstanding bank note that was repaid in February 2013 with a portion of the net proceeds raised from the IPO and interest expense on a long-term noncompete agreement.  Interest expense is partially offset by interest income earned on cash equivalents and investments.

Other Expense (Income)

Other expense (income) includes expenses payable to Mr. Kosloske pursuant to the tax receivable agreement as described above and fees charged to distributors for advanced commissions, whereby we pay distributors commissions on policies sold in advance of when they would ordinarily be due to the distributor. These advanced commissions are made to distributors with an established track record of selling our products. Advanced commission fees range from 0% up to 2% of the premiums for each month that we advance commissions. Advanced commissions to a distributor are based upon the number of future months of expected premium equivalent multiplied by a distributor’s commission rate. We expect other income to increase as we expand our advanced commission structure.

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

Following the IPO, HPIH continues to operate in the United States a partnership for U.S. federal income tax purposes. The portion of HPIH earnings that are allocated to HII are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements.

Our effective tax rate includes a rate reduction attributable to the fact that our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to the noncontrolling interest are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as we believe it is more likely than not that our deferred tax assets will not be realized to offset future taxable income.

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

As of December 31, 2013 and 2012, we did not have any balance of gross unrecognized tax benefits associated with uncertain tax positions, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

We have federal net operating loss carryforwards of approximately $338,000, and varying amounts of state net operating loss carryforwards.  These carryforwards remain available for utilization through the 2033 tax year.

Noncontrolling Interest

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of our business is conducted through HPIH and its subsidiaries. We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2013, we have a 37.7% economic interest in HPIH, and HPI possesses 62.3% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest in our accompanying consolidated financial statements.

On June 1, 2012, we and TSG acquired ICE. ICE conducts call center operations and is a training facility for our distributors. Pursuant to the terms of the transaction, we contributed $80,000 in cash, and TSG contributed $20,000 in cash to the newly created limited liability company. In connection with the transaction, we received an 80% controlling interest in ICE and TSG received a 20% noncontrolling interest in ICE. The intent of this transaction was to attract potential call center managers and educate them on our model and best practices with the ultimate goal of these call centers joining our distribution network. During the year ended December 31, 2013, we contributed $40,000, and TSG contributed $16,000 to ICE. On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary.

Results of Operations

Comparison of 2013 and 2012

The following table presents our historical results of operations and the changes in these results in dollars and as a percentage for the years presented:

	Year Ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands, except percentages)
Revenues	$56,639	$41,940	$14,699	35.0%
Third-party commissions	32,244	27,858	4,386	15.7%
Credit cards and ACH fees	1,173	963	210	21.8%
Contract termination expense	5,500	-	5,500	> 100.0%
Selling, general and administrative expenses	23,959	8,611	15,348	> 100.0%
Depreciation and amortization	1,313	1,012	301	29.7%
Total operating costs and expenses	64,189	38,444	25,745	67.0%
(Loss) income from operations	(7,550)	3,496	(11,046)	> 100.0%
Other expenses (income):
Interest expense	1	271	(270)	(99.6)%
Other expense (income)	850	(35)	885	> 100.0%
Net (loss) income before income taxes	(8,401)	3,260	(11,661)	> 100.0%
Benefit for income taxes	18	-	18	> 100.0%
Net (loss) income	(8,419)	3,260	(11,679)	> 100.0%
Net loss attributable to noncontrolling interests	(5,064)	(89)	(4,975)	> 100.0%
Net income attributable to Health Insurance Innovations, Inc.
and Health Plan Intermediaries, LLC	$(3,355)	$3,349	$(6,704)	> 100.0%

Revenues

Revenues for 2013 were $56.6 million, an increase of $14.7 million, or 35.0%, compared to 2012. The increase was primarily due to a 26.8% increase in the number of policies in force. The number of hospital indemnity and ancillary policies in force as of December 31, 2013 and 2012 increased as we increased our focus on the sales of our other products to complement our STM sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted above, in July 2013, we acquired Secured, a significant distributor, and third-party commissions decreased as a percentage of revenues in 2013. As a result of the acquisition, we expect third-party commissions to decrease on a consolidated basis in future periods, as the commissions paid to Secured are eliminated in consolidation.

Third-party commissions for 2013 were $32.2 million, an increase of $4.4 million, or 15.7%, compared to 2012. The increases in third-party commissions were primarily due to an increase in the number of plans in force. The acquisition enabled the Company to eliminate $2.7 million in commission expense in 2013.

Third-party commissions represented 56.9% of revenues for 2013 as compared to 66.4% of revenues for 2012. This decrease was primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG.  We terminated certain contract rights with TSG in March 2013. See “Contract Termination Expense” below.

Credit Card and ACH Fees

Credit card and ACH fees for 2013 were $1.2 million, an increase of $210,000, or 21.8%, compared to 2012. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force. Credit card and ACH fees represented 2.1% and 2.3% of revenues for 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 were $24.0 million, an increase of $15.3 million compared to 2012. The increase in selling, general and administrative expenses was attributable to stock based compensation under our long term incentive plan, the expansion of our workforce, our acquisition of Secured and our status as a publicly-traded company.  We expect higher selling, general and administrative expenses in future periods as we have added executives to implement various growth strategies. Increases associated with our business growth initiatives, including our enhanced marketing and lead generation plans, are expected. In addition, expense for equity-based compensation to existing employees is expected to be lower in 2014 than in 2013.

We incurred $6.3 million in stock-based compensation expense for 2013 from grants to directors, officers and employees under our long-term incentive plan. Additional personnel costs increased $1.9 million as the result of an increase in our payroll in connection with our business expansion. In addition, director and officer insurance expense increased by $479,000, as compared to 2012.We also incurred $163,000 in director compensation as well as other administrative expenses associated with operating ICE of approximately $962,000.

The increase in selling, general and administrative expenses related to Secured is $3.1 million for 2013. All selling, general and administrative expenses associated with Secured since the acquisition date are consolidated.

Professional fees increased $1.7 million for 2013 as compared to 2012, including a $1.3 million increase in accounting, tax, and other financial consulting services and $334,000 increase in legal fees.

Other increases related to our operations, such as advertising, facilities expenses and SEC filing fees, increased by $575,000, compared to 2012.

Depreciation and Amortization

Depreciation and amortization expenses for 2013 were $1.3 million, an increase of $301,000, compared to 2012. The increase in depreciation and amortization from was primarily driven by the addition of intangible assets from the acquisition of Secured.

Interest expense

Interest expense for 2013 was $1,000, a decrease of $270,000 compared to 2012. Interest expense decreased primarily due to the bank loan agreement that we repaid in full subsequent to the closing of our IPO and was partially offset by interest income on cash equivalents and short-term investments.

Other Expense (Income)

Other expense for 2013 was $850,000, compared to other income of $35,000 for 2012. Other expense for the year ended December 31, 2013 included $423,000 of expense payable to Mr. Kosloske under the tax receivable agreement, a $454,000 fair value adjustment related to the contingent consideration from the acquisition of Secured and a $71,000 loss on extinguishment of debt. These expenses were partially offset by $93,000 of fees charged to distributors for advanced commissions.

Provision (Benefit) for income taxes

For the year ended December 31, 2013 we incurred a provision for income taxes of $18,000, which results in an effective tax rate of (0.2%). There was no provision for income taxes for the year ended December 31, 2012, during which time we operated as a limited liability company.

Noncontrolling Interest

Net loss attributable to HII for the year ended December 31, 2013 included HII’s share of HPIH’s net loss and $423,000 increase in the liability for amounts payable to Mr. Kosloske under the tax receivable agreement subject to the conditions of that agreement.

Liquidity and Capital Resources

General

As of December 31, 2013, we had $17.1 million of cash and cash equivalents and $6.9 million of short-term investments. Our balance of cash and cash equivalents and short-term investments increased primarily as a result of the IPO.

The aggregate gross proceeds from the IPO were $65.3 million with aggregate net proceeds of $60.8 million, after deducting an aggregate of $4.5 million in underwriting discounts and commissions paid to the underwriters and other fees incurred in connection with the IPO.  Historically, we have funded our operations from cash flows from operations and, to a lesser extent, working capital and borrowings, as described below.

We experienced negative cash flows from operations in 2013 due in large part to the payment of $5.5 million to terminate the TSG contract rights, the full amount of which was expensed during the year ended December 31, 2013, and one-time legal, professional other costs related to the IPO. We expect that we will generate positive cash flows from operations in future years, although this may fluctuate significantly on a quarterly basis. We do not expect to incur any material future expenses associated with the transaction.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.

In 2013, HPIH paid $2.2 million in distributions to entities beneficially owned by Mr. Kosloske, excluding $916,000 that were payable as of December 31, 2013.  These distributions were required under the amended and restated limited liability company agreement of HPIH and reflect estimates of tax liability.

On July 17, 2013, we entered into and consummated the acquisition of Secured for a cash payment of $10.0 million, plus contingent consideration, that following a subsequent modification of terms, is payable in cash in an aggregate amount up to approximately $6.6 million and is tied to the performance of the acquired businesses.

Related to the acquisition of Secured, during the year ended December 31, 2013, we recognized $301,000 in transaction costs. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Our Indebtedness

We had no indebtedness as of December 31, 2013.  On February 13, 2013, we used a portion of the net proceeds from the IPO to repay all $3.2 million outstanding under our term loan.  This term loan was entered into in September 2011, with an original principal amount of $4.3 million. The purpose of this bank loan was to finance the acquisition of the remaining 50% interest in HPI. Borrowings under the loan were secured by all of our assets and by a personal guarantee by Mr. Kosloske and Lori Kosloske, our Chief Broker Compliance Officer and Mr. Kosloske’s wife, and certain real properties owned by Mr. Kosloske and Mrs. Kosloske.

As of December 31, 2012, the outstanding balance of the term loan was $3.3 million.

Cash Flows

The following summary of cash flows for the periods indicated has been summarized from our financial statements included elsewhere in this report ($ in thousands):

	Year Ended
	December 31,
	2013	2012
Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,242)	$5,342
Net cash used in investing activities	$(32,565)	$(251)
Net cash provided by (used in) financing activities	$50,111	$(4,959)

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during 2013 and positive cash flow from operating activities during 2012. The cash used in operating activities for 2013 was primarily attributable to the $5.5 million contract termination expense described above, increases in advanced commissions and increased selling, general and administrative expenses, partially offset by an in increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities in 2013 consisted of purchases of investments and the acquisition of Secured. We have invested a portion of the net proceeds of the IPO in certain cash equivalents and certificates of deposit, which are classified as held-to-maturity and have maturities greater than three months.  During 2013, we invested $15.0 million in a fixed income mutual fund that we sold for $15.0 million in December 2013.  This transaction settled in January 2014, and as of December 31, 2013, the receivable for the proceeds is reflected as investment proceeds receivable on the accompanying consolidated balance sheets. Our capital expenditures of $143,000 primarily consisted of purchases of computer equipment, furniture and fixtures and computer software. In the future, we expect that we will continue to incur capital expenditures to support our expanding operations.

During 2013 cash used in investing activities was $32.6 million as compared to $251,000 for 2012. This change was primarily due to the acquisitions of investments of $24.9 million, offset by maturities and proceeds of sales of investments of $2.5 million and cash consideration paid for the acquisition of Secured of $9.9 million, net of cash acquired. The investments are used to temporarily invest a portion of the net IPO proceeds prior to their deployment into other areas of our operations, including, but not limited to general corporate purposes, expanding our advanced commission structure, potential acquisitions that are complementary to our business or entering new markets or providing new products or services.

Cash Flows from Financing Activities

Our financing activities included the IPO, payments of IPO-related fees, repayments of debt, capital contributions from members and distributions to members of HPIH.

In 2013 cash provided by financing activities was $50.1 million as compared to cash used in financing activities of $5.0 million for 2012. Cash provided by financing activities in 2013 consisted of $60.8 million in net proceeds from the IPO, partially offset by payments made on debt and other obligations of $7.2 million, payments of equity issuance costs of $1.6 million and $2.2 million of distributions to members of HPIH. Cash used in financing activities for 2012 consisted of payments on debt and other obligations in the amount of $905,000, payments of equity issuance costs of $1.0 million and $3.2 million in distributions made to members, which were offset by proceeds from notes payable of $100,000 and contributions from TSG to ICE of $92,000.

Off-Balance Sheet Arrangements

Through December 31, 2013, we had not entered into any off-balance sheet arrangements, other than the operating leases noted above under which we had aggregate future minimum lease payments of $1.0 million as of December 31, 2013, as further described in Note 13 of the accompanying consolidated financial statements.

Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the year ended December 31, 2013, HPIH paid cash distributions of $2.2 million to these entities related to estimated federal and state income taxes, pursuant to the limited liability company agreement entered into by HPIH and HPI, including  $944,000 which was paid prior to the IPO.  As of December 31, 2013, an accrued distribution of $916,000 was recorded related to remaining distributions of estimated federal income taxes due to HPI and its subsidiary and is included in due to member on the accompanying consolidated balance sheets.  See “Item 1. Business–Our History and the Reorganization of Our Corporate Structure–Amended and Restated Limited Liability Company Agreement of HPIH” for a further description of the limited liability company agreement.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with HPI and its subsidiary. See “Item 1. Business–Tax Receivable Agreement” for further description of the tax receivable agreement.

As of December 31, 2013, we have made no such payments under the tax receivable agreement.  As of December 31, 2013, we would be obligated to pay Mr. Kosloske $423,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock upon the exchange of Series B membership interests (together with an equivalent number of shares of Class B Common Stock) by HPI and its subsidiary pursuant to the IPO underwriters’ overallotment option.

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

Health Benefits One, LLC (“HBO”)

In October 2013, HPIH formed SIL with HBO, one of our distributors.  HBO is a related party by virtue of its 50% ownership of membership interests in SIL.  During 2013, we made net advanced commissions payments of $801,000, and recognized $906,000 of commission expense related to HBO.  As of December 31, 2013, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets was $457,000.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments includes a combination of risk premium, fees for discount benefit plans, fees for distributors and an enrollment fee, which are collectively referred to as “Premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans.  Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.  The net allowance for estimated policy cancellations as of December 31, 2013 and 2012 were $191,000 and $77,000.

Revenue is earned at the time of sale. Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us. Risk premiums are typically reported and remitted to insurance carriers on the 15th of the month following the end of the month in which they are collected.

In concluding that revenues should be reported on a net basis, we considered Financial Accounting Standards Board (“FASB”) requirements and whether we have the responsibility to provide the goods or services to the customer or if we rely on a supplier to provide the goods or services to the customer. We are not the ultimate party responsible for providing the insurance coverage or discount benefits to the member and, therefore, we are not the primary obligor in the arrangement. The supplier, or insurance carrier, bears the risk for that insurance coverage. We therefore report our revenues net of amounts paid to the contracted insurance carrier companies and discount benefit vendors.

Goodwill and Other Intangible Assets

Goodwill

Under FASB guidance, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by considering relevant quantitative factors or comparing the fair value of the reporting unit to its carrying amount, including goodwill. Our annual impairment test is performed with a measurement date of October 1. If, based on the first step, we determine that there is a quantitative indication of goodwill impairment, we assess the impairment in step two in accordance with FASB guidance.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our goodwill for HPIH and Secured by approximately $3.0 million and $2.0 million, respectively, but would not result in impairment.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2013, we determined that the fair value of the business exceeded its respective carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from the acquisition of the Naylor units of HPI and from our acquisition of Secured in July 2013. See Note 2 and Note 5 of the accompanying consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2013 and 2012, respectively.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARs, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated using implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on expectations of future employee behavior.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.  A 1% change in our stock-based compensation expense for the year ended December 31, 2013, would have affected net income by approximately $60,000.

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

In February 2013, the FASB issued guidance that expanded disclosures for items reclassified out of accumulated other comprehensive income (loss). The standard requires presentation of information about reclassification adjustments from accumulated other comprehensive income (loss) in a single note to or on the face of the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We plan to adopt the guidance during the quarter ended March 31, 2014, and do not expect it to have a significant impact our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation as of December 31, 2013, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management identified a material weakness in the Company’s controls over the design and operation of the financial statement close process.  The deficiencies in the design and operation of the financial statement close process identified included:

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

Since the material weakness was identified, the Company has taken the following steps to remediate this material weakness:

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

The Company believes the remediation measures it has taken have strengthened the Company's internal control over financial reporting, that the measures had been in operation for a sufficient duration as of December 31, 2013 to evaluate their effectiveness and that the measures taken had remediated the previously identified material weakness as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, under the supervision of the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of our internal control over financial reporting, management used Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  The Company’s management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.   The Company’s management excluded the internal control over financial reporting of Secured, which was acquired in a business purchase combination during 2013, from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assets of Secured represented approximately 21% of our consolidated total assets as of December 31, 2013, and excluding the goodwill and net intangible assets resulting from the acquisition represented less than 1% of our consolidated total assets. The revenue of Secured represented approximately 1% of our consolidated revenues in 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as emerging growth companies are not required to include such report.

Changes in Internal Control over Financial Reporting

Except for the changes in response to the previously reported material weakness identified above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Election of Directors - Nominees for Election for a One-Year Term Expiring at the 2015 Annual Meeting,” “Corporate Governance,” “Current Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics, which is applicable to all of our directors, employees and officers, including our principal executive officer, principal financial officer and principal accounting officer.  A copy of the Code of Business Conduct and Ethics can be found at our website at www.hiiquote.com.  Any possible future amendments to or waivers from the Code of Business Conduct and Ethics will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance – Board Meetings and Committees – Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Related Party Transactions” in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to Independent Registered Certified Public Accounting Firm in 2013 and 2012” in the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

(Prior to February 13, 2013, Health Plan Intermediaries, LLC and Subsidiaries)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Health Insurance Innovations, Inc.

We have audited the accompanying consolidated balance sheet of Health Insurance Innovations, Inc. (formerly Health Plan Intermediaries, LLC d/b/a Health Insurance Innovations) (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’/member’s equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Insurance Innovations, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two  years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida

March 25, 2014

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,054	$750
Cash held on behalf of others	4,591	3,839
Investment proceeds receivable	15,000	-
Short-term investments	6,877	-
Advanced commissions	2,468	297
Income taxes receivable	395	-
Accounts receivable, prepaid expenses and other current assets	1,091	1,078
Total current assets	47,476	5,964
Property and equipment, net of accumulated depreciation	389	213
Capitalized offering costs	-	1,819
Goodwill	18,014	5,906
Intangible assets, net of accumulated amortization	5,281	3,959
Other assets	489	100
Total assets	$71,649	$17,961
Liabilities and stockholders’/member’s equity
Current liabilities:
Accounts payable and accrued expenses	$2,311	$2,062
Carriers and vendors payable	3,310	2,790
Commissions payable	1,453	1,533
Contingent acquisition consideration	1,945	-
Deferred revenue	882	268
Due to member	916	773
Current portion of long-term debt	-	813
Other current liabilities	187	232
Total current liabilities	11,004	8,471
Long-term debt, less current portion	-	2,481
Contingent acquisition consideration	1,931	-
Noncompete obligation	463	626
Due to member pursuant to tax receivable agreement	423	-
Other liabilities	51	45
Total liabilities	13,872	11,623
Commitments and contingencies
Stockholders’/member’s equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized;
5,309,594 shares issued and 5,179,713 outstanding)	5	-
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized;
8,566,667 shares issued and outstanding)	9	-
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized;
no shares issued and outstanding)	-	-
Additional paid-in capital	28,787	-
Treasury stock, at cost (129,881 shares)	(1,563)	-
Accumulated deficit	(3,355)	-
Member’s equity	-	6,335
Total Health Insurance Innovations, Inc. stockholders' equity/
Health Plan Intermediaries, LLC and Subsidiaries member's equity	23,883	6,335
Noncontrolling interests	33,894	3
Total stockholders'/member's equity	57,777	6,338
Total liabilities and stockholders'/member's equity	$71,649	$17,961

See accompanying notes.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Years ended December 31,
	2013	2012
Revenues (premium equivalents of $100,002 and $75,872
for the years ended December 31, 2013 and 2012, respectively)	$56,639	$41,940

Operating expenses:
Third-party commissions	32,244	27,858
Credit cards and ACH fees	1,173	963
Contract termination	5,500	-
Selling, general and administrative	23,959	8,611
Depreciation and amortization	1,313	1,012
Total operating expenses	64,189	38,444
(Loss) income from operations	(7,550)	3,496

Other expense (income):
Interest expense	1	271
Other expense (income)	850	(35)
Net (loss) income before income taxes	(8,401)	3,260
Provision for income taxes	18	-
Net (loss) income	(8,419)	3,260
Net loss attributable to noncontrolling interests	(5,064)	(89)
Net (loss) income attributable to Health Insurance Innovations, Inc.
and Health Plan Intermediaries, LLC	$(3,355)	$3,349

Per share data:
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.70)
Diluted	$(0.70)
Weighted average Class A shares outstanding
Basic	4,813,222
Diluted	4,813,222

See accompanying notes.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Stockholders’/Member’s Equity

($ in thousands, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock			Treasury Stock
	Member's Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated deficit	Noncontrolling Interests	Stockholders'/ Member's Equity
Balance as of January 1, 2012	$6,996	$-	-	$-	-	$-	$-	-	$-	$-	$-	$6,996
Net income	3,349	(89)	-	-	-	-	-	-	-	-	-	3,260
Contribution from minority partner	-	92						-	-			92
Distributions	(4,010)	-	-	-	-	-	-	-	-	-	-	(4,010)
Balance as of December 31, 2012	$6,335	$3	-	$-	-	$-	$-	-	$-	$-	$-	$6,338
Net loss	(248)	(11)	-	-	-	-	-	-	-	-	-	(259)
Contributions	-	10	-	-	-	-	-	-	-	-	-	10
Distributions	(171)	-	-	-	-	-	-	-	-	-	-	(171)
Balance prior to February 13, 2013	5,916	2	-	-	-	-	-	-	-	-	-	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	-	-	-	-	-	-	-	-	5,918	-
Balance as of February 13, 2013	-	-	-	-	-	-	-	-	-	-	5,918	5,918
Net loss subsequent to February 13, 2013	-	-	-	-	-	-	-	-	-	(3,355)	(4,805)	(8,160)
Issuance of Class A common stock in initial public offering,
net of issuance costs	-	-	4,666,667	5	-	-	57,750	-	-	-	-	57,755
Issuance of Class B common stock in initial public offering	-	-	-	-	8,666,667	9	(36,453)	-	-	-	36,444	-
Issuance of Class A common stock in underwriters' exercise of
over-allotment option	-	-	100,000	-	-	-	1,400	-	-	-	-	1,400
Purchase of Series B Membership interests and exchange
and cancellation of Class B common stock	-	-	-	-	(100,000)	-	-	-	-	-	(1,400)	(1,400)
Issuance of Class A common stock under equity compensation plans	-	-	542,927	-	-	-	6,296	-	-	-	-	6,296
Issuance of restricted shares from treasury	-	-	-	-	-		(2,408)	(182,964)	2,408	-	-	-
Class A common stock transferred to treasury	-	-	(129,881)	-	-	-	-	152,845	(1,731)	-	-	(1,731)
Forfeiture of restricted stock held in treasury	-	-	-	-	-	-	2,240	160,000	(2,240)	-	-	-
Acquisition of noncontrolling interest in consolidated subsidiary	-	-	-	-	-	-	(38)	-	-	-	(52)	(90)
Contributions	-	-	-	-	-	-	-	-	-	-	6	6
Distributions	-	-	-	-	-	-	-	-	-	-	(2,217)	(2,217)
Balance as of December 31, 2013	$-	$-	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777

See accompanying notes.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2013	2012
Operating activities:
Net (loss) income	$(8,419)	$3,260
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	6,296	-
Depreciation and amortization	1,313	1,012
Loss on extinguishment of debt	71	-
Fair value adjustments to contingent acquisition consideration	453	-
Amortization of deferred financing costs	7	44
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(752)	(809)
Increase in advanced commissions	(2,171)	(273)
Increase in income taxes receivable	(395)	-
Decrease in gateway processor deposit	-	400
Decrease (increase) in accounts receivable, prepaid expenses and other assets	488	(157)
Increase in accounts payable, accrued expenses and other liabilities	390	919
Increase in carriers and vendors payable	520	536
(Decrease) increase in commissions payable	(80)	277
Increase in deferred revenue	614	259
Decrease in due to member	-	(126)
Increase in due to member pursuant to tax receivable agreement	423	-
Net cash (used in) provided by operating activities	(1,242)	5,342
Investing activities:
Business acquisition, net of cash acquired	(9,909)	-
Acquisitions of held-to-maturity investments	(9,863)	-
Maturities of held-to-maturity investments	2,526
Acquisition of available-for-sale security	(15,000)
Purchases of property and equipment	(143)	(141)
Loans to distributors	156	(245)
Proceeds from repayment of loans to distributors	(174)	135
Payments for deposits	(158)	-
Net cash used in investing activities	(32,565)	(251)
Financing activities:
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	60,760	-
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	1,400	-
Purchase of Series B Membership interests	(1,400)	-
Class A common stock withheld in treasury from restricted share vesting	(1,731)	-
Payments for equity issuance	(1,643)	(1,009)
Repayments of long-term debt	(3,294)	(768)
Proceeds from note payable	-	100
Repayments of notes payable	(54)	(67)
Payments under noncompete obligation	(155)	(62)
Payment of contingent acquisition consideration	(1,450)	-
Payments under capital leases	(3)	(8)
Distributions to member	(2,245)	(3,237)
Acquisition of noncontrolling interest in subsidiary	(90)	-
Contributions from noncontrolling interests	16	92
Net cash provided by (used in) financing activities	50,111	(4,959)
Net increase in cash and cash equivalents	16,304	132
Cash and cash equivalents at beginning of period	750	618
Cash and cash equivalents at end of period	$17,054	$750
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$198
Cash paid for income taxes	413	-
Supplemental Disclosure of non-cash investing activities:
Proceeds receivable from sale of available-for-sale security	$15,000	$-
Contingent consideration for business acquisition	3,876	-
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	916	773
Noncompete agreement acquired through issuance of long-term payable	-	843
Software acquired through issuance of trade payable	-	45
Capitalized offering costs in accounts payable and accrued expenses	-	810
Purchase of insurance through premium financing agreement	-	21

See accompanying notes.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 3013, Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

December 31, 2013

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. HPIH and ICE are consolidated subsidiaries of HII. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013, which is a consolidated subsidiary.

Description of the Company

Our business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. The main product we sell, Short Term Medical (“STM”) insurance, is an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical plans and generally offers comparable benefits for qualifying individuals. The Company also offers guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies; market them to individuals through a network of distributors; and manage the member relationship through customer service agents. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are referred to as “members,” at the time of sale. In certain cases, premiums are collected from the distributor. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

Our History

Our business began operations in 2008, and historically we operated through HPI. In August 2008, the Naylor Group Partners, LLC (“Naylor”) made a capital contribution to HPI in exchange for a 50% ownership interest. In September 2011, we purchased all of the membership units owned by Naylor for $5.3 million, plus deferred financing costs of $135,000. We financed a portion of the purchase by entering into a loan agreement with a bank for $4.3 million. The remaining purchase price was funded with cash and a capital contribution from Michael Kosloske, our founder, Chairman, Chief Executive Officer and President.

Our Reorganization and IPO

HII was incorporated in the State of Delaware in October 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 8 for more information about the IPO.

In anticipation of the IPO, in November 2012, HPI assigned the operating assets of our business through a series of transactions to HPIH, and HPIH assumed the operating liabilities of HPI.

HII sold 4,666,667 shares of common stock for $14.00 per share in the IPO on February 13, 2013. Simultaneous with the offering, HII obtained a 35% membership interest, 35% economic interest and 100% of the voting interest in HPIH.

Upon completion of the offering, HII became a holding company the principal asset of which is its interest in HPIH. All of HII’s business is conducted through HPIH and its subsidiaries. HII is the sole managing member of HPIH and has 100% of the voting rights and control.

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of December 31, 2013, Mr. Kosloske beneficially owns 62.3% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company, and has effective control over the outcome of votes on all matters requiring approval by our stockholders.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of December 31, 2013, (i) the Series A Membership Interests held by HII represent 37.7% of the outstanding membership interests, 37.7% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 62.3% of the outstanding membership interests, 62.3% of the economic interests and no voting interest in HPIH.

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

Holders will not have the right to exchange Series B Membership Interests if we determine that such exchange would be prohibited by law or regulation or would violate other agreements to which we may be subject. We may impose additional restrictions on exchanges that we determine necessary or advisable so that HPIH is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. If the Internal Revenue Service were to contend successfully that HPIH should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, HPIH would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income.

A holder that exchanges Series B Membership Interests will also be required to deliver an equal number of shares of our Class B common stock. In connection with each exchange, HPIH will cancel the delivered Series B Membership Interests and issue to us Series A Membership Interests on a one-for-one basis. Thus, as holders exchange their Series B Membership Interests for Class A common stock, our interest in HPIH will increase.

Tax Receivable Agreement

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) as a result of any possible future increases in tax basis described above and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises. For further information on the tax receivable agreement, see Note 16.

The consolidated financial statements reflect the results of operations of HPI through the closing of the IPO on February 13, 2013, and HII subsequent to the IPO. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of HII. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

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

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications are to include accounts receivable and credit card transactions receivable in accounts receivable, prepaid expenses and other current assets on the accompanying consolidated balance sheets and to include the current portion of noncompete obligation in other current liabilities.

Use of Estimates

The preparation of the financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments includes a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “Premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations as of December 31, 2013 and 2012 was $191,000 and $77,000, respectively.

Revenue is earned at the time of sale. Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us. Risk premiums are typically reported and remitted to insurance carriers on the 15th of the month following the end of the month in which they are collected.

In concluding that revenues should be reported on a net basis, we considered Financial Accounting Standards Board (“FASB”) requirements and whether we have the responsibility to provide the goods or services to the customer or if we rely on a supplier to provide the goods or services to the customer. We are not the ultimate party responsible for providing the insurance coverage or discount benefits to the member and, therefore, we are not the primary obligor in the arrangement. The supplier, or insurance carrier, bears the risk for that insurance coverage. We therefore report our revenues net of amounts paid to the contracted insurance carrier companies and discount benefit vendors.

Third-Party Commissions and Advanced Commissions

We utilize a broad network of licensed third-party distributors, in addition to our internal distributors to sell the plans that we develop. We pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We pay fees to the distributors for discount benefit plans issued.

Advanced commissions consist of amounts advanced to certain third-party distributors.  We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions from future commissions earned on premiums collected. We have not experienced any credit losses from commission advances and, accordingly, have not recognized any provision for bad debt expense for the periods presented. A fee for the advanced commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as interest income as earned. The interest income earned from advanced commissions for the year ended December 31, 2013 and 2012 were $93,000 and $35,000, respectively. Advanced commissions outstanding as of December 31, 2013 and 2012 totaled $2.5 million and $297,000.

Cash and cash equivalents and investments

We account for cash on hand and demand deposits with banks and other financial institutions as cash. Short-term, highly liquid investments with original maturities of three months or less are considered cash equivalents. Investments in cash equivalents include, but are not limited to, demand deposit accounts, money market accounts and certificates of deposit with original maturities of three months or less.

Periodically, we invest cash on hand in other highly-liquid investments. Such investments that have maturities greater than three months up to one year are classified as short-term investments and include, but are not limited to, certificates of deposit with maturities greater than three months, but less than one year.  Certain certificates of deposits have maturities beyond one year from the balance sheet date; these are classified as long-term and are included in other assets on the accompanying consolidated balance sheets.

Cash Held on Behalf of Others

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. We hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as cash held on behalf of others in the accompanying consolidated balance sheets with the related liabilities reported as carriers and vendors payable and commissions payable. Cash held on behalf of others at December 31, 2013 and 2012 was $4.6 million and $3.8 million, respectively.

Investments

We have invested a portion of the proceeds from the IPO in certain investment securities.  As of December 31, 2013, all such investments are certificates of deposit and are classified as held-to-maturity.  Certificates of deposit with original maturities of three months are less are classified as cash equivalents.  Certificates of deposits with maturities greater than three months to 12 months are classified as short-term investments.  Certificates of deposits with maturities greater than twelve months are considered long term assets until such time that the remaining maturities of the certificates of deposit are 12 months or less, in which case they are reclassified to short-term investments.

As of December 31, 2013, we had two certificates of deposit with maturities of 15 months with a balance of $460,000 which is included in other assets on the accompanying consolidated balance sheets.

During the year ended December 31, 2013, we had also invested $15.0 million in a fixed-income mutual fund which was classified as available for sale.  We sold this mutual fund in December 2013 for $15.0 million.  The transaction settled and we received the proceeds on January 2, 2014; as such, the proceeds are included in investment proceeds receivable on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable represent amounts due to us for premiums collected by a third party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are cancelled retroactively if the payment remains delinquent. We have not experienced any credit losses from accounts receivable and have not recognized a provision for uncollectible accounts receivable.

Capitalization of Offering Costs

Capitalized offering costs are costs directly attributable to the IPO.  Prior to the IPO, we had capitalized $3.0 million of offering costs.  Upon closing of the IPO in February 2013, these costs were netted against the proceeds of the IPO; as such, there was no balance of capitalized offering costs as of December 31, 2013.  Our capitalized offering costs as of December 31, 2012 were $1.8 million.

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

Goodwill and Other Intangible Assets

Goodwill

Under FASB guidance, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis.  In the first step, we determine whether there is an indication of impairment by considering relevant quantitative factors or comparing the fair value of the reporting unit to its carrying amount, including goodwill. Our annual impairment test is performed with a measurement date of October 1. If, based on the first step, we determine that there is a quantitative indication of goodwill impairment, we assess the impairment in step two in accordance with FASB guidance.

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

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2013, we determined that the fair value of the business exceeded its respective carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from the acquisition of the Naylor units of HPI and from our acquisition of Secured in July 2013.  See Note 2 and Note 5 for further information on the acquisitions and our goodwill balances as of December 31, 2013 and 2012, respectively.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Advertising Costs

Advertising costs include internet advertising costs, promotional costs and events and sponsorships and are expensed as incurred.  Advertising costs for the years ended December 31, 2013 and 2012 were $513,000 and $192,000, respectively.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of stock appreciation rights (“SARs”), we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within Selling, general and administrative expense in the consolidated statements of operations.

Accounting for Income Taxes

Our former operating entity, HPI, was taxed as an S corporation for income tax purposes.  Therefore, we were not subject to entity-level federal or state income taxation prior to the IPO.  HPIH is taxed as a partnership for federal income tax purposes; as a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income.

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

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is determined by dividing the net (loss) attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings (loss) per share calculation when dilutive. Diluted earnings (loss) per share is determined by dividing the net (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings (loss) per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs are computed using the treasury stock method.

The Company has two classes of common stock: class A common stock and class B common stock. Holders of each of class A common stock and class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.  For more information on our classes of stock, see Note 8.

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

We utilize the market approach to measure the fair value of our financial assets. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties. See Note 12 for a description of our valuation methods.

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

In February 2013, the FASB issued guidance that expanded disclosures for items reclassified out of accumulated other comprehensive income (loss). The standard requires presentation of information about reclassification adjustments from accumulated other comprehensive income (loss) in a single note to or on the face of the financial statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We plan to adopt the guidance during the quarter ended March 31, 2014, and do not expect it to have a significant impact our consolidated financial statements.

2.	Business Acquisitions

Acquisition of Sunrise Health Plans, Inc. and Affiliates

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of each in Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company, each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus approximately $6.6 million of contingent consideration which included contingent stock awards and a note payable. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable.  Instead, the contingent consideration is payable in cash only.  The contingent consideration included a one-time payment of $1.0 million, which was paid in November 2013.  A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force, as defined by the amendment, are achieved, up to a maximum of $3.0 million.  A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In addition, one of the principals severed his employment with the Company and entered into a consulting arrangement with the Company.  In November 2013, we paid $1.45 million to the Sellers as the first payment under the contingent consideration agreement, which represented a one-time payment of $1.0 million and $450,000 for thresholds met in the third quarter of 2013. Contingent consideration also includes a potential payment of $150,000 to compensate the Sellers for personal income tax liability triggered by the acquisition. The estimated range of potential total contingent consideration is approximately $1.45 million to $6.6 million, which takes into account the $1.45 million paid as of December 31, 2013.

The fair value of contingent consideration is $3.9 million as of December 31, 2013 and is included in contingent acquisition consideration on the accompanying consolidated balance sheets.  During the year ended December 31, 2013, we recorded $453,000 in adjustments to fair value of the contingent consideration, which is included in other expense on the accompanying consolidated statements of operations.

The following table summarizes the fair value of the consideration for the acquisition as of July 17, 2013 ($ in thousands). The fair values are derived using discount rates related to the probability of the Sellers meeting the thresholds for payment and other risk factors including credit risk.

Cash paid at closing	$10,000
Contingent consideration	4,872
Total consideration	$14,872

The following table summarizes the allocation of the total purchase price for the acquisition as of July 17, 2013 ($ in thousands):

Cash	$91
Accounts receivable and other assets (1)	332
Property and equipment (1)	128
Accounts payable and accrued expenses (1)	(326)
Intangible asset – brand	76
Intangible asset – noncompete agreements	99
Intangible asset – customer relationships-distributors	1,050
Intangible asset – customer relationships-direct	788
Intangible asset – capitalized software	526
Goodwill (2)	12,108
$14,872
(1)

The carrying value of accounts receivable, property and equipment and accounts payable and accrued expenses acquired approximated fair value; as such, no adjustments to these accounts were recorded in association with the acquisition.

(2)

The useful lives for the brand, noncompete agreement, customer relationships-distributors, customer relations-direct and capitalized software are two years, three years, fifteen years, two years and two years, respectively.

(3)	As of December 31, 2013, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $7.5 million.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of Secured and the operational and technological synergies we expect to realize as a result of the acquisition.

Related to the acquisition of Secured, during the year ended December 31, 2013, we recognized $301,000 in transaction costs. Transaction costs were expensed as incurred and are included in Selling, general and administrative expenses in the accompanying consolidated statement of operations.

As a result of acquiring Secured, our consolidated results of operations include the results of Secured since the acquisition date. Secured’s revenues and pre-tax net loss included in our results of operations since the acquisition were $3.3 million and $204,000, respectively, for the year ended December 31, 2013. Net loss before taxes included $366,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

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

The following table presents unaudited pro forma information for the Company assuming the acquisition of Secured had occurred as of January 1, 2012 ($ in thousands, except per share data). This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Year Ended December 31,
	2013	2012
Revenues	$58,363	$45,558
Net (loss) income before income taxes	(6,775)	2,783
Net (loss) income	(6,788)	2,783
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan
Intermediaries, LLC	(2,932)	2,872
Loss per share – basic	(0.61)	-
Loss per share – diluted	(0.61)	-

Acquisition of Insurance Center for Excellence, LLC (ICE)

On June 1, 2012, HPI and TSG acquired ICE. ICE is a licensed call center and a call center training facility for our distributors. In connection with the transaction, HPI received an 80% controlling interest in ICE.  We made contributions to ICE of $40,000 and $320,000 during the years ended December 31, 2013 and 2012, respectively.  TSG received a 20% noncontrolling interest in ICE and contributed $16,000 and $80,000 to ICE during the years ended December 31, 2013 and 2012, respectively.   On June 30, 2013, we purchased TSG’s 20% interest in ICE for $90,000 and, as a result, ICE is our wholly-owned subsidiary.

Additionally, concurrent with its formation, ICE entered into an Agent Producer Agreement and an Assignment of Commissions Agreement with The Amacore Group, Inc. (“Amacore”) (collectively referred to as “Agent Agreement”). Under the Agent Agreement, ICE assigned its commissions with respect to Assurant dental sales to Amacore in return for production incentives, training, marketing materials, commission payments and reporting, advances on commissions and ongoing sales support.

3.	Variable Interest Entities

As of December 31, 2013, we are the primary beneficiary of two entities that each constitute a variable interest entity (“VIE”) pursuant to FASB guidance.

HPIH

As of December 31, 2013, we had a variable interest in HPIH, and HPIH is a VIE. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership and economic interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have both power and benefits over HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is 100% of the operating income or loss of the VIE.

Simple Insurance Leads, LLC

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) to form Simple Insurance Leads, LLC (“SIL”), a venture intended to procure sales leads to distribute to us and to our distributors.  We had made $163,000 in contributions to SIL as of December 31, 2013, and may be required to make total contributions of $492,000 under our related agreement. HBO had no obligations to make any initial capital contributions.

Per the LLC Agreement, so long as HPIH’s unreturned capital contributions have not been reduced to zero, HPIH may, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including, the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL.  As such, we determined that we have the power to control the day-to-day activities of SIL.

We have concluded that we are the primary beneficiary of SIL, and therefore, should consolidate HPIH since we have both power and benefits over SIL.  We have the power to direct the activities of SIL that most significantly impact its economic performance.  Per terms of the SIL LLC Agreement, we have determined that 100% of the operating income or loss of the VIE should be allocated to us.   As of December 31, 2013, our maximum exposure to loss as a result of our involvement is VIE, is 100% of our capital contributions to SIL, or $163,000, plus 100% of the operating income or loss of the VIE, as noted above.

4.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,	December 31,
	2013	2012
Computer equipment	$188	$85
Furniture and fixtures	207	102
Leasehold improvements	147	84
Total property and equipment	542	271
Less accumulated depreciation	(153)	(58)
Total property and equipment, net	$389	$213

Depreciation expense, including depreciation related to assets acquired through capital leases, was approximately $96,000 and $52,000, respectively, for the year ended December 31, 2013 and 2012.

5.	Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of January 1, 2012 was a result of the acquisition of the Naylor units of HPI as described in Note 1. Our goodwill balance as of December 31, 2013 was a result of the Secured acquisition as described in Note 2 as well as our goodwill balance existing prior to such acquisition.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

Balance as of January 1, 2012	$5,906
Goodwill acquired	-
Impairment of goodwill	-
Balance as of December 31, 2012	5,906
Goodwill acquired	12,108
Impairment of goodwill	-
Balance as of December 31, 2013	$18,014

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of December 31, 2013 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization	Amount	Amortization	Asset, net
Brand	2.0	$76	(17)	$59
Carrier network	5.0	40	(18)	22
Distributor relationships	8.8	4,660	(1,192)	3,468
Noncompete agreements	4.8	942	(254)	688
Customer relationships	2.0	788	(181)	607
Capitalized software	2.2	571	(134)	437
Total intangible assets	6.9	$7,077	(1,796)	$5,281

Major classes of intangible assets as of December 31, 2012 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization	Amount	Amortization	Asset, net
Brand	2.0	$400	$(250)	$150
Capitalized software	5.0	45	(4)	41
Carrier network	5.0	40	(10)	30
Distributor relationships	7.0	3,610	(645)	2,965
Noncompete agreement	5.0	843	(70)	773
Total intangible assets	6.2	$4,938	$(979)	$3,959

Amortization expense for year ended December 31, 2013 and 2012 was $1.2 million and $960,000, respectively.

Estimated annual pretax amortization for intangibles assets for 2014 and in each of the next five years are as follows ($ in thousands):

2014	1,499
2015	1,181
2016	787
2017	689
2018	457
Thereafter	668
Total	5,281

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	December 31, 2013	December 31, 2012
Accounts payable	$588	$735
Accrued wages	793	90
Accrued refunds	715	467
Accrued credit card/ACH fees	80	56
Accrued interest	35	12
Accrued professional fees	34	683
Deferred salaries	-	19
Other accruals	66	-
Total accounts payable and accrued expenses	$2,311	$2,062

7.	Debt

During September 2011, HPI entered into a bank loan agreement with a principal balance of $4.3 million. The purpose of this loan was to finance a portion of the acquisition of the remaining 50% interest in HPI as discussed in Note 1. In February 2013, we repaid the $3.2 million outstanding balance of the loan using a portion of the proceeds of the IPO. The remaining deferred financing costs of $71,000 were written-off to other expense (income) on the accompanying consolidated statements of operations when the loan was repaid.

Interest expense incurred on the loan for year ended 2013 and 2012 was $17,000 and $198,000, respectively. Amortization expense for the year ended 2013 and 2012 was $7,000 and $44,000, respectively.

8.	Stockholders’ Equity

Refer to Note 1 for further information regarding the current capital structure of the Company.

On February 13, 2013, we completed our IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001 per share, at a price to the public of $14.00 per share of common stock. In addition, we issued 8,666,667 shares of our Class B common stock, of which 8,580,000 shares of Class B common stock were obtained by HPI and 86,667 shares of Class B common stock were obtained by Health Plan Intermediaries Sub, LLC (“HPIS”), of which HPI is the managing member. In addition, we granted the underwriters of the IPO the right to purchase additional shares of Class A common stock to cover over-allotments (the “over-allotment option”).

Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2013, Class A common stockholders have 37.7% of the voting power in HII and Class B common stockholders have 62.3% of the voting power of HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

In accordance with the Exchange Agreement, in March 2013, we received a net amount of $1.4 million in proceeds from the issuance of 100,000 shares of Class A common stock through the over-allotment option. We immediately used the proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from HPI. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH.

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

Treasury Stock

Treasury stock is recorded at cost and arises pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.  In addition, certain restricted stock awards have been granted from shares in Treasury.  During the year ended December 31, 2013, 312,845 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and 182,964 shares were granted to certain employees from Treasury as restricted stock awards.  As of December 31, 2013, we had 129,881 shares of treasury stock, carried at an aggregate cost of $1.6 million.

9.	Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There are 1,250,000 shares of common stock reserved for issuance under the LTIP.

Restricted Stock

The vesting periods for grant recipients are at the discretion of the Compensation Committee of the Board of Directors and may be vested upon grant in whole or in part but generally have used a four-year period. Restricted stock units are amortized using the accelerated method over the vesting period.

The table below summarizes activity regarding unvested restricted stock under the Plan during the year ended December 31, 2013 ($ in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Restricted stock unvested at February 7, 2013	-	$-

2013 activity:
Granted	806	$12.97
Vested	(408)	$12.21
Forfeited	(240)	$14.00
Restricted stock unvested at December 31, 2013	158	$13.38	$1,601

Stock Appreciation Rights

The SARs activity for the year ended December 31, 2013 is as follows ($ in thousands, except per share data):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at February 7, 2013	-	$-	-	$-
Granted	439	12.71	-	-
Exercised (b)(c)	-	-	-	-
Forfeited or expired	60	13.97	-	-
Outstanding at December 31, 2013	379	12.51	6.3 years	-
Exercisable at December 31, 2013	50	$13.97	3.7 years	$-

(a)

The intrinsic value of a SAR is the amount by which the market value of the underlying stock as of December 31, 2013 exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)	Shares issued upon the exercise of SARs are treated as newly issued shares. There were no shares issued during the period related to exercises of SARs.
(c)	There was no tax benefit recognized in 2013 related to stock-based compensation for SARs.

During the year ended December 31, 2013, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $4.90.   The total fair value of SARs that vested for the year ended December 31, 2013 was $268,000.

During the year ended December 31, 2013, cash was not used to settle any equity instruments previously granted.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARs, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within Selling, general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the year ended December 31, 2013.

The fair value of SARs granted during 2013 was based upon the Black-Scholes option-pricing model. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as it is not practicable for us to estimate our own volatility due to the lack of a liquid market and active market trades. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

Risk-free rate	1.2%
Expected life	4.7 years
Volatility	44.0%
Expected dividend	none

The following table summarizes stock-based compensation expense for the year ended December 31, 2013 ($ in thousands):

Year Ended December 31,
2013
SARs	$525
Restricted shares	5,771
$6,296

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of December 31, 2013 ($ in thousands):

		Remaining
		years
SARs	$1,302	2.48
Restricted shares	1,323	2.21
	$2,625

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs exercised during the year ended December 31, 2013.

We realized income tax benefits of approximately $550,000 from activity involving restricted shares for the year ended December 31, 2013.  We did not have any income tax benefits from activity involving stock appreciation rights for the year ended December 31, 2013.

10.	Income Tax

The provision for income tax for the year ended December 31, 2013 consisted of the following components ($ in thousands):

Current:
Federal	$-
State	18
Total current taxes	$18
Deferred:
Federal	-
State	-
Total deferred taxes	-
Income taxes	$18

The items accounting for differences between the income tax provision or benefit computed at the federal statutory rate and the provision for income tax for the year ended December 31, 2013 was as follows:

U.S. federal income tax rate	35.0%
State income taxes, net of federal tax benefits	0.2
Valuation allowance	(6.7)
Operations of nontaxable subsidiary	(21.0)
Stock-based compensation contribution	(7.0)
Non-deductible or non-taxable items	(0.7)
Income taxes	(0.2)%

The deferred income tax assets consisted of the following as of December 31, 2013 ($ in thousands):

Deferred tax assets:
Investment in subsidiary	$277
Tax receivable agreement	158
Net operating loss carryforwards	127
Total deferred tax assets	562
Less valuation allowances	(562)
Deferred tax assets, net of valuation allowance	$-

We have federal net operating loss carryforwards of approximately $338,000, and varying amounts of state net operating loss carryforwards.  These carryforwards remain available for utilization through the 2033 tax year.

Our former operating entity, HPI, was taxed as an S corporation for income tax purposes. Therefore, we were not subject to entity-level federal or state income taxation prior to the IPO.  HPIH is taxed as a partnership for income tax purposes; as a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income.  We are subject to U.S. corporate federal, state and local income taxes on our allocable share of net taxable income that is reflected in our consolidated financial statements.  Additionally, certain state jurisdictions tax HPIH  instead of its members, the effects of which are reflected in our consolidated provision for income taxes.

The effective tax rate for the year ended December 31, 2013 was (0.2)%; we incurred a provision for income taxes of $18,000.  Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment.  We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH. Additionally, certain state jurisdictions tax HPIH and HPIS instead of their members, the effects of which are reflected in our consolidated provision for income taxes.

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

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.  We concluded that it is more likely than not that our deferred tax assets will not be realized due to the presence of losses during the only year in which we measured deferred tax assets and because there are limited means by which our deferred tax asset on our investment in HPIH can be realized.  For these reasons, we provided a valuation allowance of $562,000 against all of our deferred tax assets for the year ended December 31, 2013.

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

As of December 31, 2013, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. For the year ended December 31, 2013, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of December 31, 2013. The Company’s 2012 and 2013 tax years remain subject to examination by tax authorities.

11.	Net Loss per Share

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the year ended December 31, 2013 were as follows ($ in thousands, except share data):

Year Ended December 31, 2013
Basic net loss attributable to Health Insurance Innovations, Inc.	$(3,355)
Average shares—basic	4,813,222
Effect of dilutive securities:
Restricted shares	-
SARs	-
Average shares—diluted	4,813,222
Basic net loss per share attributable to Health Insurance Innovations, Inc.	$(0.70)
Diluted net loss per share attributable to Health Insurance Innovations, Inc.	$(0.70)

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

Year Ended December 31, 2013
Restricted shares	158
SARs	379

12.	Fair Value Measurements

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

Investments. Our short-term investments include certificates of deposit of varying maturities. The certificates of deposit are classified as held to maturity and have maturities ranging from greater than three to fifteen months. The investments are classified within Level 1 of the fair value hierarchy.  Because the carrying values of the investments approximate the fair values, there are no holding gains or losses on these securities.

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of Secured includes periodic cash payments, as described in Note 2, and are valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, risk and the probability of the underlying outcome of the results required by Secured to receive payment and the nature of such payments. The underlying outcomes are subject to actual revenues and earnings relative to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of A.R.I.E.S as described in Note 15 are primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of December 31, 2013 approximate fair value because of the short-term duration of these instruments.

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We began classifying all of our contingent acquisition consideration as Level 3 in the fourth quarter of 2013 .

As of December 31, 2013, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$7,337	$7,337	$-	$-
Liabilities:
Noncompete obligation, including current portion	$626	$-	$613	$-
Contingent acquisition consideration	3,876	-		3,876
	$4,502	$-	$613	$3,876

As of December 31, 2012, liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2012
	Carrying Value as of December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$3,314	$-	$3,314	$-
Noncompete obligation, including current portion	779	-	779	-
	$4,093	$-	$4,093	$-

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2013	$-
Issuances and settlements, net	3,423
Realized loss included in income	29
Unrealized loss included in income	424
Total realized and unrealized loss	453
Balance as of December 31, 2013	$3,876

Realized and unrealized loss on the contingent acquisition consideration are included in other expense (income) on the accompanying consolidated statements of operations.

13.	Operating Leases

We lease office facilities under operating leases, which expire in 2015, 2016 and 2017, respectively. The operating lease agreements contains rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease terms. The difference between cash rent payments and straight-line rent expense was approximately $70,000 and $63,000 as of December 31, 2013 and 2012, respectively.

Total rent expense under all operating leases, which includes equipment was approximately $308,000 and $193,000 for year ended December 31, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2013, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2014	$398
2015	350
2016	192
2017	89
Total minimum lease payments	$1,029

14.	Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing our performance. Our chief operating decision-maker is considered to be the chief executive officer (“CEO”). The CEO reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. In addition, our operations, revenues, and decision-making functions are based entirely in the United States and are not evaluated by state or region. Therefore, management has concluded that we operate in one operating and geographic segment.

15.	Commitments and Contingencies

BimSym Agreements

On August 1, 2012, the Company entered into a software assignment agreement with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the agreement, we purchased the A.R.I.E.S. System for $45,000 and this purchase was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we are required to make monthly payments of $26,000 for 5 years. After the five-year term, this agreement automatically renews for one-year terms unless we give 60 days’ notice.

Additionally, we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we are required to make monthly payments of $16,000 for 5 years. The present value of these payments has been capitalized and recorded as an intangible asset with a corresponding liability, on the accompanying consolidated balance sheet as of December 31, 2013.

Legal Proceedings

As of December 31, 2013, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

16.	Related-Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the year ended December 31, 2013, HPIH paid cash distributions of $2.2 million to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI, including $944,000 which was paid prior to the IPO. As of December 31, 2013, an accrued distribution of $916,000 was recorded related to distributions of estimated federal income taxes relating to HPI and HPIS and is included in due to member on the accompanying consolidated balance sheets.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with the holders of Series B Membership Interests, which are beneficially owned by Mr. Kosloske. See Note 1 for further description of the tax receivable agreement.

As of December 31, 2013, we have made no such payments under the tax receivable agreement.  As of December 31, 2013, we would be obligated to pay Mr. Kosloske $423,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO under the IPO underwriters’ option. See Note 8 for further information on this issuance of Class A common stock.

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

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors.  See Note 3 for more information on this joint venture.  HBO is a related party by virtue of its 50% ownership of membership interests in SIL. During 2013, we made net advanced commissions payments of $801,000, and recognized $906,000 of commission expense related to HBO.  As of December 31, 2013, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets was $457,000.

17.	Concentrations of Credit Risk and Significant Customers

Accounts receivable were approximately $630,000 and $273,000 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, a single distributor made up 21% and 83% of the accounts receivable balance, respectively.

Revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and monthly administration fees paid by members as a direct result of enrollment services provided by us. None of our members individually accounted for 10% or more of the Company’s revenue for the year ended December 31, 2013 and 2012

During the years ended December 31, 2013 and 2012, three carriers represented 41%, 22% and 20% and 46%, 25% and 22% of premium equivalents, respectively.

18.	Subsequent Event

Registration of Class A Common Stock

On February 14, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by the selling stockholders, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests in HPIH (together with an equal number of shares of our Class B common stock).  Mr. Kosloske beneficially owns all outstanding Series B Membership Interests in HPIH and Class B common stock.

As of March 14, 2014, no shares of Class A common stock have been resold pursuant to this registration statement.

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

DATE	SIGNATURE	TITLE

March 25, 2014	/s/ Michael W. Kosloske	Chairman of the Board of Directors, President and Chief Executive Officer
	Michael W. Kosloske	(Principal Executive Officer)

March 25, 2014	/s/ James P. Dietz	Executive Vice President, Chief Financial Officer and Secretary
	James P. Dietz	(Principal Financial Officer)

March 25, 2014	/s/ Joan Rodgers	Chief Accounting Officer
	Joan Rodgers	(Principal Accounting Officer)

March 25, 2014	/s/ Paul E. Avery	Director
Paul E. Avery

March 25, 2014	/s/ Anthony J. Barkett	Director
Anthony J. Barkett

March 25, 2014	/s/ Jeffrey Eisenberg	Director
Jeffrey Eisenberg

March 25, 2014	/s/ Paul Gabos	Director
Paul Gabos

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.1 of Form 8-K filed February 13, 2013.
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.2 of Form 8-K filed February 13, 2013.
3.3	Amended and Restated Bylaws of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.3 of Form 8-K filed February 13, 2013.
4	Registration Rights Agreement among Health Insurance Innovations, Inc. and the stockholders named therein. Incorporated by reference to Exhibit 4.1 of Form 8-K filed February 13, 2013.
10.1	Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 13, 2013.
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

Exhibit No.	Description
10.12#	Employment Agreement between Michael W. Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.6 of Form 8-K filed February 13, 2013.
10.13#

Employment and Non-Compete Agreement between Gary Raeckers and Health Plan Intermediaries, LLC. Incorporated by reference to Exhibit 10.16 of the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.14#	Employment Agreement between Lori Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.8 of Form 8-K filed February 13, 2013.
10.15#	Health Insurance Innovations, Inc. Long Term Incentive Plan. Incorporated by reference to Exhibit 10.4 of Form 8-K filed February 13, 2013.
10.16#

Health Insurance Innovations, Inc. Restricted Stock Award Agreement pursuant to the Health Insurance Innovations, Inc. Long Term Incentive Plan between Health Insurance Innovations, Inc. and Michael D. Hershberger. Incorporated by reference to Exhibit 10.5 of Form 8-K filed February 13, 2013.

10.17

Office Lease Agreement between Health Plan Intermediaries, LLC and Magdalene Center of Tampa, LLC. Incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 (File No. 333-185596 / Film No. 121278087) filed December 20, 2012.

10.18

Commitment Letter between Health Plan Intermediaries, LLC and SunTrust Bank. Incorporated by reference to Exhibit 10.23 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-185596 / Film No. 13547034) filed January 25, 2013.

10.19#	Employment Agreement between Michael D. Hershberger and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.7 of Form 8-K filed February 13, 2013.
10.20	Asset Purchase Agreement dated March 14, 2013, by and among the Company, TSG Agency, LLC, and Ivan Spinner. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed March 14, 2013.
10.21#	Employment Agreement by and between Health Plan Intermediaries Holdings, LLC and Ivan Spinner. Incorporated by reference to Exhibit 10.2 of the Form 8-K filed March 14, 2013.
10.22#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.
10.23#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.
10.24#

Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled).  Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.25

Stock Purchase Agreement, dated as of July 17, 2013, by and among Health Plan Intermediaries Holdings, LLC, Health Insurance Innovations, Inc., Joseph Safina, Howard Knaster and Jorge Saavedra (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2013.

10.26#	Form of Performance Based Stock Award (A) Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 23, 2013.
10.27#	Form of Performance Based Stock Award (B) Agreement. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 23, 2013.
10.28	Adjustable Promissory Note due June 30, 2015. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 23, 2013.
10.29	Guaranty, dated as of July 17, 2013, of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 23, 2013.
10.30#*	Employment Agreement between James P. Dietz and Health Insurance Innovations, Inc. dated as of November 7, 2013.
10.31#*	Employment Agreement between Michael A. Petrizzo, Jr. and Health Insurance Innovations, Inc. dated as of October 27, 2013.
21*	List of subsidiaries.

Exhibit No.	Description
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32*	Section 1350 Certifications.
100.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Document.
*	Document is filed with this Form 10-K.
**

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