Form 10-Q
period 2014-03-31
Health Insurance Innovations, Inc.
filed 2014-05-13
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 9, 2014, the registrant had 5,169,826 shares of Class A common stock, $0.001 par value, outstanding and 8,566,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,094	$17,054
Cash held on behalf of others	5,105	4,591
Investment proceeds receivable	—	15,000
Short-term investments	4,114	6,877
Accounts receivable, prepaid expenses and other current assets	2,464	963
Advanced commissions	4,860	2,596
Income taxes receivable	430	395
Total current assets	47,067	47,476
Property and equipment, net	480	389
Goodwill	18,014	18,014
Intangible assets, net	4,906	5,281
Other assets	31	489
Total assets	$70,498	$71,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,949	$7,074
Contingent acquisition consideration	2,274	1,945
Deferred revenue	517	882
Due to member	—	916
Other current liabilities	173	187
Total current liabilities	9,913	11,004
Contingent acquisition consideration	1,874	1,931
Due to member pursuant to tax receivable agreement	423	423
Other liabilities	476	514
Total liabilities	12,686	13,872
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,309,594 shares issued and 5,169,826 outstanding, and 5,309,594 issued and 5,179,713 outstanding, respectively)	5	5
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	9
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	29,192	28,787
Treasury stock, at cost (139,768 and 129,881 shares, respectively)	(1,680)	(1,563)
Accumulated deficit	(3,429)	(3,355)
Total Health Insurance Innovations, Inc. stockholders' equity	24,097	23,883
Noncontrolling interests	33,715	33,894
Total stockholders' equity	57,812	57,777
Total liabilities and stockholders' equity	$70,498	$71,649

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues (premium equivalents of $30,951 and $22,084 for the three months ended March 31, 2014 and 2013, respectively)	$17,927	$12,471

Operating expenses:
Third-party commissions	8,882	8,037
Credit cards and ACH fees	359	265
Contract termination	—	5,500
Selling, general and administrative	7,914	4,308
Depreciation and amortization	405	244
Total operating expenses	17,560	18,354
Income (loss) from operations	367	(5,883)

Other expense (income):
Interest (income) expense	(15)	38
Other expense	662	428
Net loss before income taxes	(280)	(6,349)
(Benefit) provision for income taxes	(32)	1,167
Net loss	(248)	(7,516)
Net loss attributable to noncontrolling interests	(174)	(3,828)
Net loss attributable to Health Insurance Innovations, Inc.	$(74)	$(3,688)

Per share data:
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.01)	$(0.78)
Diluted	$(0.01)	$(0.78)
Weighted average Class A shares outstanding
Basic	5,025,669	4,717,731
Diluted	5,025,669	4,717,731

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Stockholders’ Equity (unaudited)

($ in thousands, except per share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock			Treasury Stock
	Member's Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated deficit	Noncontrolling Interests	Stockholders'/ Member's Equity
Balance as of January 1, 2013	$6,335	$3	-	$-	-	$-	$-	-	$-	$-	$-	$6,338
Net loss	(248)	(11)	-	-	-	-	-	-	-	-	-	(259)
Contributions	-	10	-	-	-	-	-	-	-	-	-	10
Distributions	(171)	-	-	-	-	-	-	-	-	-	-	(171)
Balance prior to February 13, 2013	5,916	2	-	-	-	-	-	-	-	-	-	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	-	-	-	-	-	-	-	-	5,918	-
Balance as of February 13, 2013	-	-	-	-	-	-	-	-	-	-	5,918	5,918
Net loss subsequent to February 13, 2013	-	-	-	-	-	-	-	-	-	(3,355)	(4,805)	(8,160)
Issuance of Class A common stock in initial public offering, net of issuance costs	-	-	4,666,667	5	-	-	57,750	-	-	-	-	57,755
Issuance of Class B common stock in initial public offering	-	-	-	-	8,666,667	9	(36,453)	-	-	-	36,444	-
Issuance of Class A common stock in underwriters' exercise of over-allotment option	-	-	100,000	-	-	-	1,400	-	-	-	-	1,400
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	-	-	-	-	(100,000)	-	-	-	-	-	(1,400)	(1,400)
Issuance of Class A common stock under equity compensation plans	-	-	542,927	-	-	-	6,296	-	-	-	-	6,296
Issuance of restricted shares from treasury	-	-	-	-	-		(2,408)	(182,964)	2,408	-	-	-
Class A common stock transferred to treasury	-	-	(129,881)	-	-	-	-	152,845	(1,731)	-	-	(1,731)
Forfeiture of restricted stock held in treasury	-	-	-	-	-	-	2,240	160,000	(2,240)	-	-	-
Acquisition of noncontrolling interest in consolidated subsidiary	-	-	-	-	-	-	(38)	-	-	-	(52)	(90)
Contributions	-	-	-	-	-	-	-	-	-	-	6	6
Distributions	-	-	-	-	-	-	-	-	-	-	(2,217)	(2,217)
Balance as of December 31, 2013	$-	$-	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net loss										(74)	(174)	(248)
Issuance of Class A common stock under equity compensation plans							405					405
Class A common stock transferred to treasury			(9,887)					9,887	(117)			(117)
Distributions											(5)	(5)
Balance as of March 31, 2014	$-	$-	5,169,826	$5	8,566,667	$9	$29,192	139,768	$(1,680)	$(3,429)	$33,715	$57,812

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(248)	$(7,516)
Adjustments to reconcile net loss income to net cash used in operating activities:
Stock-based compensation	405	774
Depreciation and amortization	405	244
Loss on extinguishment of debt and amortization of deferred financing costs	-	78
Fair value adjustments to contingent acquisition consideration	722	-
Gain on sale of available-for-sale securities	(20)	-
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(514)	(177)
Increase in accounts receivable, prepaid expenses and other assets	(1,003)	(359)
Increase in income taxes receivable	(35)	-
Increase in advanced commissions	(2,264)	(243)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(133)	120
Decrease in deferred revenue	(365)	-
Increase in income taxes payable	-	1,167
Increase in due to member pursuant to tax receivable agreement	-	377
Net cash used in operating activities	(3,050)	(5,535)
Investing activities:
Proceeds from sale of available-for sale security	33,020	-
Acquisition of available-for-sale security	(18,000)	(15,000)
Maturities of held-to-maturity securities	3,223	-
Acquisitions of held-to-maturity securities	-	(3,906)
Payments for deposits	(500)	(7)
Purchases of property and equipment	(121)	(51)
Net cash provided by (used in) investing activities	17,622	(18,964)
Financing activities:
Distributions to member	(921)	(944)
Payment of contingent acquisition consideration	(450)	-
Class A common stock withheld in treasury from restricted share vesting	(117)	-
Payments for long-term debt and noncompete obligation	(44)	(3,372)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	-	60,760
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	-	1,302
Purchase of Series B Membership interests	-	(1,302)
Payments for equity issuance	-	(1,643)
Contributions from noncontrolling interests	-	10
Net cash (used in) provided by financing activities	(1,532)	54,811
Net increase in cash and cash equivalents	13,040	30,312
Cash and cash equivalents at beginning of period	17,054	750
Cash and cash equivalents at end of period	$30,094	$31,062
Supplemental Disclosure of non-cash investing activities:
Capitalized offering costs in accounts payable and accrued expenses	-	352

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013. HPIH, ICE, Secured and SIL are consolidated subsidiaries of HII.

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. The main product we sell, Short Term Medical (“STM”) insurance, is an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical plans and generally offers comparable benefits for qualifying individuals. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies, market them to individuals through a network of distributors, and manage the member relationship through customer service agents. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are referred to as “members,” at the time of sale. In certain cases, premiums are collected by the distributor. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

Our History

Our business began operations in 2008, and historically we operated through HPI. HII was incorporated in the State of Delaware in October 2012 to facilitate the IPO. Further, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 6 for more information about the IPO.

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of HII’s business is conducted through HPIH and its subsidiaries. HII is the sole managing member of HPIH and has 100% of the voting rights and control.

Basis of Presentation

The consolidated financial statements reflect the results of operations of HPI through the closing of the IPO on February 13, 2013, and the Company subsequent to the IPO. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic entities. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. These exemptions will apply for a period of five years following the completion of our IPO. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

The information included in this Quarterly Report on Form 10-Q, including the interim consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include short term loan receivables into advanced commissions; carriers and vendors payable and commissions payable into accounts payable and accrued expenses; and the long-term portion of the noncompete obligation in other liabilities onto the accompanying consolidated balance sheets.

Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2013 in our Form 10-K.

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

In July 2013, the FASB issued guidance which states that a liability for uncertain tax positions, or a portion of a liability for uncertain tax provisions, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, liability for uncertain tax positions should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the uncertain tax position and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We plan to adopt this guidance during the quarter ended March 31, 2015, but we do not anticipate that it will have a significant impact on our consolidated financial statements.

2. Business Acquisitions

Acquisition of Sunrise Health Plans, Inc. and Affiliates

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company (collectively “Secured”), each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus $6.6 million of contingent consideration, which included contingent stock awards and a note payable. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable. Instead, the contingent consideration is payable in cash only. The contingent consideration included a one-time payment of $1.0 million, which was paid in November 2013. A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force, as defined by the amendment, are achieved, up to a maximum of $3.0 million. A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In addition, one of the principals who severed his employment with Sunrise Health Plans, Inc. later entered into a consulting arrangement with the Company. In November 2013, we paid $1.45 million to the Sellers as the first payment under the contingent consideration agreement, which represented a one-time payment of $1.0 million and $450,000 for thresholds met in the third quarter of 2013. We also made two payments of $450,000, one in March 2014 and one in April 2014, to the Sellers for thresholds met in the fourth quarter of 2013 and the first quarter of 2014. Contingent consideration also includes a potential payment of $150,000 to compensate the Sellers for personal income tax liability triggered by the acquisition. As of March 31, 2014, we had made total payments of $1.9 million under the contingent consideration agreement, and the maximum remaining payments under the agreement is totaled $4.7 million.  The estimated range of potential total contingent consideration is approximately $1.9 million to $6.6 million.

The fair value of contingent consideration is $4.1 million as of March 31, 2014 and is included in contingent acquisition consideration on the accompanying consolidated balance sheets. During the three months ended March 31, 2014, we recorded $722,000 in adjustments to fair value of the contingent consideration, which is included in other expense on the accompanying consolidated statements of operations. The increase in the fair value of the contingent consideration during the three months ended March 31, 2014 was primarily due to an increase in the estimated probability of the Seller’s continuing to achieve the policies in force thresholds to earn the contingent consideration that will result in maximum payout under the agreement.

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

(2)	As of March 31, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $8.0 million.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of Secured and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring Secured, our consolidated results of operations include the results of Secured. Secured’s revenues and pre-tax net loss included in our results of operations since the acquisition were $2.2 million and $262,000, respectively, for the three months ended March 31, 2014. Net loss before taxes included $200,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

This transaction is expected to provide us with additional benefits such as reduced enterprise risk from enhanced oversight of our distribution, addition of sales lead management expertise to maximize the number of new insurance policies produced by each dollar invested in sales leads, and opportunities through technological and cost-saving synergies.

The following table ($ in thousands) presents unaudited pro forma information for the Company assuming the acquisition of Secured had occurred as of January 1, 2013. This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Three months ended March 31, 2013
Revenues	$13,790
Net loss before income taxes	(6,334)
Net loss	(7,511)
Net loss attributable to Health Insurance Innovations, Inc.	(3,820)
Loss per share – basic	(0.81)
Loss per share – diluted	(0.81)

Acquisition of Insurance Center for Excellence, LLC

On June 1, 2012, HPI and TSG Agency, LLC (“TSG”) acquired ICE. ICE is a licensed call center and a call center training facility for our distributors. In connection with the transaction, HPI received an 80% controlling interest in ICE and TSG received a 20% noncontrolling interest in ICE. On June 30, 2013, we purchased TSG’s 20% interest in ICE for $90,000 and, as a result, ICE is our wholly-owned subsidiary.

3. Variable Interest Entities

As of March 31, 2014, we are the primary beneficiary of two entities that each constitute a variable interest entity (“VIE”) pursuant to FASB guidance.

HPIH

As of March 31, 2014, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership and economic interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our minority interest.

Simple Insurance Leads, LLC

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) to form Simple Insurance Leads, LLC (“SIL”), a venture intended to procure sales leads to distribute to us and to our distributors. We had made $251,000 in contributions to SIL as of March 31, 2014, and may be required to make total contributions of $492,000 under the SIL LLC Agreement. HBO had no obligations to make any initial capital contributions.

Per the SIL LLC Agreement, so long as HPIH’s unreturned capital contributions have not been reduced to zero, HPIH may, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including, the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL. As such, we determined that we have the power to control the day-to-day activities of SIL.

We have concluded that we are the primary beneficiary of SIL, and therefore, should consolidate SIL since we have power over and receive the benefits of SIL. We have the power to direct the activities of SIL that most significantly impact its economic performance. Per terms of the SIL LLC Agreement, we have determined that 100% of the operating income or loss of the VIE should be allocated to us. As of March 31, 2014, our maximum exposure to loss as a result of our involvement in this VIE is 100% of our capital contributions to SIL, or $251,000, plus 100% of the operating income or loss of the VIE, as noted above.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance at March 31, 2014 arose from previous acquisitions. Our goodwill balance as of March 31, 2014 and December 31, 2013 was $18.1 million. No goodwill was acquired or impaired during the quarter ended March 31, 2014. Goodwill acquired during the year ended 2013 was $12.1 million; no goodwill impairment occurred during this period.

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of March 31, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	2.0	$76	$(27)	$49
Carrier network	5.0	40	(20)	20
Distributor relationships	8.8	4,660	(1,339)	3,321
Noncompete agreements	4.8	942	(305)	637
Customer relationships	2.0	788	(279)	509
Capitalized software	2.2	571	(201)	370
Total intangible assets	6.9	$7,077	$(2,171)	$4,906

Major classes of intangible assets as of December 31, 2013 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	2.0	$76	$(17)	$59
Carrier network	5.0	40	(18)	22
Distributor relationships	8.8	4,660	(1,192)	3,468
Noncompete agreement	4.8	942	(254)	688
Customer relationship	2.0	788	(181)	607
Capitalized Software	2.2	571	(134)	437
Total intangible assets	6.9	$7,077	$(1,796)	$5,281

Amortization expense for the three months ended March 31, 2014 and 2013 was $375,000 and $225,000, respectively.

Estimated annual pretax amortization for intangibles assets for 2014 and in each of the next five years are as follows ($ in thousands):

Remainder of 2014	$1,124
2015	1,181
2016	787
2017	689
2018	457
2019	70
Thereafter	598
Total	$4,906

5. Accounts payable and other liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$615	$588
Carriers and vendors payable	2,689	3,310
Commissions payable	2,131	1,453
Accrued wages	355	793
Accrued refunds	589	715
Accrued credit card/ACH fees	96	80
Accrued interest	2	35
Accrued professional fees	87	34
Other accruals	385	66
Total accounts payable and accrued expenses	$6,949	$7,074

6. Stockholders’ Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, expect as otherwise required by applicable law. As of March 31, 2014, the Class A common stockholders had 37.6% of the voting power in HII and the Class B common stockholders had 62.4% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

Class B common stockholders will not be entitled to any dividend payments. In the event of any dissolution, liquidation, or winding up of our affairs, whether voluntary or involuntary, after payment of our debts and other liabilities and making provision for any holders of our preferred stock that have a liquidation preference, our Class B common stockholders will not be entitled to receive any of our assets. In the event of our merger or consolidation with or into another company in connection with which shares of Class A common stock and Class B common stock (together with the related membership interests) are converted into, or become exchangeable for, shares of stock, other securities or property (including cash), each Class B common stockholder will be entitled to receive the same number of shares of stock as is received by Class A common stockholders for each share of Class A common stock, and will not be entitled, for each share of Class B common stock, to receive other securities or property (including cash). No holders of Class B common stock will have preemptive rights to purchase additional shares of Class B common stock.

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH. Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 1 from our December 31, 2013 annual consolidated financial statements included in our last Form 10-K for further information on the Exchange Agreement.

In accordance with the Exchange Agreement, in March 2013, we received $1.4 million in proceeds from the issuance of 100,000 shares of Class A common stock through the underwriter’s exercise of its over-allotment option in connection with out IPO. We immediately used the proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from HPI. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH.

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by the selling stockholder, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests in HPIH (together with an equal number of shares of our Class B common stock).

As of May 9, 2014, no shares of Class A common stock have been resold pursuant to this registration statement.

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

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of HII without further action by the stockholders and may adversely affect the voting and other rights of the holders common stock. At present, we have no plans to issue any preferred stock.

Treasury Stock

Treasury stock is recorded at cost and arises pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain restricted stock awards have been granted from shares in Treasury. During the three months ended March 31, 2014, 9,887 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, but no shares were granted to employees from Treasury as restricted stock awards. As of March 31, 2014, we had 139,768 shares of treasury stock, carried at an aggregate cost of $1.7 million. During the three months ended March 31, 2013, no activity related to treasury stock took place.

7. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which restricted shares, stock appreciation rights (“SARs”), stock options and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There are 1,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARS or options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three months ended March 31, 2014 and 2013.

The fair value of SARs granted during the first three months of 2013 was based upon the Black-Scholes option-pricing model. There were no SARs granted in the first three months of 2014. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three months ended March 31, 2014 and 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as it is not practicable for us to estimate our own volatility due to the lack of a liquid market and active market trades. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.2%	0.9%
Expected option life	4.7 years	4.5 years
Expected volatility	44.0%	45.5%
Expected dividend yield	none	none

The following table summarizes SARs and restricted shares granted during the three months ended March 31, 2014 and 2013 (in thousands):

Three months ended March 31,
2014		2013
SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued
—	—	150	529

There were no forfeitures and no SARS were exercised during the three months ending March 31, 2014 and 2013.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three months ended March 31,
	2014	2013
SARs	$203	$42
Restricted shares	202	732
	$405	$774

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of March 31, 2014 ($ in thousands):

		Remaining years
SARs	$1,099	2.4
Restricted shares	1,037	2.2
	$2,136

These amounts do not include the cost of any additional awards that may be granted in future periods. There were no SARs exercised during the three months ended March 31, 2014.

For the three months ended March 31, 2014, the settlement of restricted shares or stock appreciation rights resulted in cash outflow of $117,000 with respect to shares redeemed to cover the recipient’s tax obligations. There was no cash activity for the three months March 31, 2013. We recognized an income tax benefit of $47,000 from stock-based activity for the three months ended March 31, 2014. We did not have any income tax benefits realized from this activity for the three months ended March 31, 2013.

8. Net loss per Share

The computations of basic and diluted net loss per share attributable to Health Insurance Innovations, Inc. for the three months ended March 31, 2014 and 2013 were as follows ($ in thousands, except share and per share data):

	Three months ended March 31,
	2014	2013
Basic net loss attributable to Health Insurance Innovations, Inc.	$(74)	$(3,688)
Average shares—basic	5,025,669	4,717,731
Effect of dilutive securities:
Restricted shares	—	—
SARs	—	—
Average shares—diluted	5,025,669	4,717,731
Basic net loss per share attributable to Health Insurance Innovations, Inc.	$(0.01)	$(0.78)
Diluted net loss per share attributable to Health Insurance Innovations, Inc.	$(0.01)	$(0.78)

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants and stock appreciation rights and are calculated using the treasury stock method. There is no effect on our stock appreciation rights and restricted stock in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2014, due to a net loss in both quarters.

The following securities were not included in the calculation of diluted net loss per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2014	2013
Restricted shares	130	464
SARs	359	150

9. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2014 and 2013 was 11.4% and (18.4%), respectively. The effective tax rate for the three months ended March 31, 2013 was significantly impacted by expenses for stock compensation that were not yet forecasted to be deductible for tax purposes, whereas the effective tax rate for the three months ended March 31, 2014 was not impacted to this same extent. Benefit for income taxes was $32,000 for the three months ended March 31, 2014 and provision for income taxes was $1.2 million for the three months ended March 31, 2013.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize these deferred tax assets.

Our effective tax rate is reduced because certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as we believe it is more likely than not that our deferred tax assets will not be realized to offset future taxable income.

We project to have a current tax liability for the year resulting from our forecasted results from operations. We do not project that the current tax liability will enable any portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.

For the three months ended March 31, 2014 and 2013, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH, ICE and Secured which expire in 2017, 2015 and 2016, respectively. We also lease certain equipment under operating leases, which expire in 2015. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $70,000 as of March 31, 2014 and December 31, 2013. Total rent expense under all operating leases, which includes equipment, was $73,000 and $53,000 for the three months ended March 31, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

BimSym Agreements

On August 1, 2012, we entered into a software assignment agreement with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the agreement, we purchased the A.R.I.E.S. System for $45,000 and this purchase was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we are required to make monthly payments of $26,000 for 5 years. After the five-year term, this agreement automatically renews for one-year terms unless we give 60 days’ notice.

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

Legal Proceedings

As of March 31, 2014, we had no significant pending legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

11. Fair Value Measurements

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

Investments. Our short-term investments include certificates of deposit. The certificates of deposit have maturities ranging from three months to twelve months. The short-term investments are classified within Level 1 of the fair value hierarchy. Because the carrying values of the investments approximate the fair values, there are no holding gains or losses on these securities.

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

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of the A.R.I.E.S System as described in Note 10 is primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of March 31, 2014 approximate fair value because of the short-term duration of these instruments.

As of March 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of March 31, 2014
	Carrying Value as of March 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$4,114	$4,114	$—	$—
Liabilities:
Noncompete obligation	$586	$—	$575	$—
Contingent acquisition consideration	4,148	—	—	4,148
	$4,734	$—	$575	$4,148

As of December 31, 2013, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$7,337	$7,337	$—	$—
Liabilities:
Noncompete obligation	$626	$—	$613	$—
Contingent acquisition consideration	3,876	—	—	3,876
	$4,502	$—	$613	$3,876

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Payments	(450)
Realized loss included in income	58
Unrealized loss included in income	664
Total realized and unrealized loss	722
Balance as of March 31, 2014	$4,148

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

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske (our Chairman, Chief Executive Officer and President), are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the three months ended March 31, 2014 and 2013, HPIH paid cash distributions of $921,000 and $944,000, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. The distribution made during the three months ended March 31, 2014 was accrued as of December 31, 2013. The distribution made during the three months ended March 31, 2013 consisted of an accrual of $773,000 which was made during the year ended December 31, 2012 and an additional accrual of $171,000 which was made prior to the IPO.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the tax receivable agreement, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the tax receivable agreement itself. The tax receivable agreement became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

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

As of March 31, 2014, we had made no such payments under the tax receivable agreement. As of March 31, 2014, we would be obligated to pay Mr. Kosloske $423,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO pursuant to the IPO underwriters’ over-allotment option. See Note 6 for further information on this issuance of Class A common stock.

TSG Agency, LLC

TSG is a related party by virtue of its involvement in ICE, as described in Note 2. On March 14, 2013, we terminated our contract rights with TSG for an aggregate cash price of $5.5 million. In conjunction with the transaction, Ivan Spinner, TSG’s principal, joined HII as an employee.

On June 30, 2013, we purchased TSG’s interest in ICE for a cash payment to TSG of $90,000. See Note 2 for further information on this transaction.

On March 15, 2014, Mr. Spinner’s employment agreement with HII was terminated.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. See Note 3 for more information on this joint venture. HBO is a related party by virtue of its 50% ownership of membership interests in SIL. During the three months ended March 31, 2014 and 2013, we made net advanced commissions payments of $454,000, and $21,000, respectively, and recognized $867,000 and $51,000, respectively, of commission expense related to HBO. As of March 31, 2014 and 2013, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets were $911,000 and $21,000, respectively.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, “Part II. – Item 1A. Risk Factors” and other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part II. – Item 1A. Risk Factors” of this report and “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should specifically consider the numerous risks outlined under “Part II.—Item 1A. Risk Factors” of this report and “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after our IPO and related transactions to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH” and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013. HPIH, ICE, Secured and SIL and consolidated subsidiaries of HII.

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

We are an industry leader in the sale of six, 11 and approximately 12-month (i.e., up to 364 day) short-term medical (“STM”) plans, an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical (“IMM”) plans that provide lifetime renewable coverage and enable individuals to avoid penalties under the PPACA. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations at lower premiums than IMM plans. Our STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carriers, market them to individuals through our internal distribution capacity, which was expanded through the July 2013 acquisition of Secured, formerly one of our independent distributors, and through our large network of distributors and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including HCC Life, United States Fire, ING, Nationwide, Companion Life and CIGNA, among others. In addition, as of March 31, 2014, the large independent distribution network we access consisted of 97 licensed agent call centers and 243 wholesalers, including Marsh and eHealth, among others, that work with over 14,000 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues from $12.5 million as of three months ended March 31, 2013 to $17.9 million as of three months ended March 31, 2014.

We focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed, as well as small business owners and their employees, individuals who are unable to afford IMM premiums, and underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and temporary workers and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under PPACA (the “Exchanges”). According to U.S. Census Bureau estimates, approximately 48 million Americans were uninsured in 2012.

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

As of March 31, 2014, we had 32,706 STM plans in force, compared with 24,549 on March 31, 2013. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the three months ended March 31, 2014, our premium equivalents and revenues were $31.0 million and $17.9 million, respectively, representing increases of 40.3% and 43.2%, compared to the three months ended March 31, 2013. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three months ended March 31,
	2014	2013
Premium equivalents	$30,951	$22,084
Less risk premium	(12,340)	(9,100)
Less amounts earned by third party obligors	(684)	(513)
Revenues	$17,927	$12,471

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to 11 months for our 11 months STM plans, up to 12 months for our approximately 12-month (i.e., up to 364 days) STM plans and often more than 12 months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of March 31, 2014 and 2013:

	As of March 31,
	2014	2013	Change (%)
STM	32,706	24,459	33.7%
Hospital indemnity	8,978	8,714	3.0%
Ancillary products	44,191	26,372	67.6%
Total	85,875	59,545	44.2%

Non GAAP gross margin. We define non GAAP gross margin as revenue less third party commissions and credit card and ACH fees. Non GAAP gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with accounting principles generally accepted in the United States of America “(GAAP”). Non GAAP gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, non GAAP gross margin can provide a useful measure for period-to-period comparisons of our business. Non GAAP gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents and revenues to non GAAP gross margin ($ in thousands):

	Three months ended March 31,
	2014	2013
Premium equivalents	$30,951	$22,084
Less risk premium	(12,340)	(9,100)
Less amounts earned by third party obligors	(684)	(513)
Revenues	17,927	12,471
Less third-party commissions	8,882	8,037
Less credit card and ACH fees	359	265
Non GAAP gross margin	$8,686	$4,169

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

Adjusted EBITDA.  To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including, contract termination costs, and other non-cash items such as non-cash stock-based compensation, fair value adjustment to contingent consideration, and expense payable pursuant to the tax receivable agreement. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three months ended March 31,
	2014	2013
Net loss (1)	$(248)	$(7,516)
Interest expense	(15)	38
Depreciation and amortization	405	244
(Benefit) provision for income taxes	(32)	1,167
EBITDA	110	(6,067)
Non-cash stock based compensation	405	774
Fair value adjustment to contingent consideration	722	—
Expenses payable pursuant to the tax receivable agreement	—	377
Contract termination expense	—	5,500
Adjusted EBITDA	$1,237	$584
(1)

Net loss for the three months ended March 31, 2013 includes a one-time expense of $5.5 million related to the termination of contact rights with TSG Agency, LLC (“TSG”), a managing general agent of the Company. For further information, see “Comparison of Three Months Ended March 31, 2014 and 2013” below.

Non GAAP Net Income.  Non GAAP Net Income is computed by subtracting depreciation (but not amortization of intangible assets) from Adjusted EBITDA to determine Non-GAAP pre-tax income, from which an assumed tax expense calculated at the 35% federal statutory rate is deducted.

Non GAAP Net Income per Share.  Non GAAP Net Income per share is computed by dividing Non-GAAP Net Income by the total number of diluted Class A and Class B shares for each period. We have included non-GAAP Net Income per Share within because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Non-GAAP Net Income per Share has limitations as an analytical tool, and you should not consider it in isolation or a substitute for earnings per share as reported under U.S. GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Non-GAAP Net Income per Share for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three months ended March 31,
	2014	2013
Adjusted EBITDA	$1,237	$584
Depreciation	(30)	(19)
Non GAAP pre-tax income	1,207	565
Income tax expense	(422)	(198)
Non-GAAP Net Income	785	367
Total diluted share count	13,593	13,285
Non-GAAP Net Income Per Share	$0.06	$0.03

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

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

Revenues for the three months ended March 31, 2014 were $17.9 million, an increase of $5.4 million, or 43.2%, compared to the three months ended March 31, 2013. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. In addition, the number of ancillary policies in force as of March 31, 2014 increased as we implemented a strategy to focus on including ancillary products to complement our core medical policy sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted in Note 2 of the accompanying consolidated financial statements included in Item 1, in July 2013, we acquired Secured, a significant distributor, and third-party commissions decreased as a percentage of revenues during the three months ended March 31, 2014. As a result of the acquisition, we expect third-party commissions to decrease on a consolidated basis in future periods, as the commissions paid to Secured are eliminated in consolidation.

Third-party commissions for the three months ended March 31, 2014 were $8.9 million, an increase of $0.9, or 11.3%, compared to three months ended March 31, 2013. The increases in third-party commissions were primarily due to an increase in the number of plans in force. Further, the acquisition of Secured enabled us to reduce commission expense by $1.7 million for the three months ended March 31, 2014.

Third-party commissions represented 49.5% and 28.7% of revenues and premium equivalents, respectively, for the three months ended March 31, 2014, as compared to 64.4% and 36.4% of revenues and premium equivalents, respectively, for the three months ended March 31, 2013. These decreases were primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG. We terminated certain contract rights with TSG in March 2013. See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended March 31, 2014 were $359,000, an increase of $94,000, or 35.5%, compared to the three months ended March 31, 2013. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force. Credit card and ACH fees represented 2.0% and 2.1% of revenues for three months ended March 31, 2014 and 2013, respectively.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG, a managing general agent for the Company, during March 2013. This transaction was treated as a current period expense on the accompanying consolidated statement of operations for the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of personnel costs, which represent salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. Selling, general and administrative expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform. In addition, the insurance brokerage operating expenses of Secured and ICE are included in this category.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $7.9 million, an increase of $3.6 million, compared to the three months ended March 31, 2013.

The increase in selling, general and administrative expenses related to the operating expenses of Secured is $2.4 million for the three months ended March 31, 2014. This expense was not included for the three months ended March 31, 2013. In addition, the increase in Selling, general and administrative expense was partially attributable to a $482,000 increase in payroll expenses due to our business expansion and to an increase in operating expenses of ICE of approximately $561,000.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended March 31, 2014 was $405,000, an increase of $161,000, or 66.0%, compared to the three months ended March 31, 2013. The increase in depreciation and amortization was primarily driven by amortization of intangible assets acquired in the Secured acquisition.

Interest (income) expense

Interest income primarily consists of interest income earned on cash equivalents and investments. Interest expense primarily consisted of interest incurred on our outstanding bank note that was repaid in February 2013 with a portion of the net proceeds raised in the IPO and interest expense on a long-term noncompete agreement.

Interest income for the three months ended March 31, 2014 was $15,000, compared to an interest expense of $38,000 for the three months ended March 31, 2013. The change was primarily due to the bank loan agreement that was repaid in full subsequent to the closing of our IPO and was partially offset by interest income on cash equivalents and short-term investments.

Other expense

Other expense for three months ended March 31, 2014 was $662,000, an increase of $234,000, compared to the three months ended March 31, 2013.

Other expenses for the three months ended March 31, 2014 included an adjustment to the fair value of the contingent consideration for $722,000. This was offset by $40,000 of fees charged to distributors for advanced commissions. See Note 2 and 11 of the accompanying consolidated financial statements for further information on the adjustment to the fair value of the contingent consideration.

Other expenses for the three months ended March 31, 2013 included $377,000 of expense payable to Mr. Kosloske under the tax receivable agreement, a $71,000 loss on extinguishment of debt, offset by $19,000 of fees changed to distributors for advanced commissions.

(Benefit) provision for income taxes

For the three months ended March 31, 2014, we incurred an income tax benefit of $32,000, which resulted in an effective tax rate of 11.4%. For the three months ended March 31, 2013, we incurred a provision for income taxes of $1.2 million, which resulted in an effective tax rate of (18.4%).

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2014, we had a 37.6% economic interest in HPIH, and HPI had a 62.4% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

Net loss attributable to HII for the three months ended March 31, 2014 included HII’s share of its consolidated entities’ net loss and a benefit for income taxes of $32,000. Net loss attributable to HII for the three months ended March 31, 2013 included HII’s shares of its consolidated entities’ net loss, expense related to the tax receivable agreement due to related parties of $377,000 and a tax provision of $1.2 million.

On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary. Prior to June 30, 2013, we had an 80% controlling interest in ICE and TSG had a 20% noncontrolling interest in ICE.

Liquidity and Capital Resources

General

As of March 31, 2014, we had $30.1 million of cash and cash equivalents and $4.1 million of short-term investments.

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Three months ended March 31,
	2014	2013
Statements of Cash Flows Data:
Net cash used in operating activities	$(3,050)	$(5,535)
Net cash provided by (used in) investing activities	17,622	(18,964)
Net cash (used in) provided by financing activities	(1,532)	54,811
Net increase in cash and cash equivalents	$13,040	$30,312

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the three months ended March 31, 2014 and 2013. The cash used in operating activities for the three months ended March 31, 2014 was primarily attributable to an increase in advanced commissions by $2.3 million, an increase in accounts receivable, prepaid expenses and other current assets by $1.0 million, and an increase in selling, general and administrative expenses, partially offset by an increase in revenues. The cash used in operating activities for the three months ended March 31, 2013 was primarily attributable to the $5.5 million contract termination expense, increase in advanced commissions and increase in selling, general and administrative expenses, partially offset by an increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2014 included proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $3.2 million, which were offset by acquisition-for-sale securities and payments for deposits and purchase of property and equipment of $18.0 million, $500,000 and $121,000, respectively.  During the three months ended March 31, 2013, cash used in investing activities was primarily due to the acquisition of short-term investments of $18.9 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, cash used in financing activities was $1.5 million, which was primarily due to distributions made to members of HPIH and payments made towards the contingent acquisition consideration of $921,000 and $450,000, respectively. During the three months ended March 31, 2013, cash provided by financing activities was $54.8 million which consisted of $60.8 million of proceeds from the IPO, net of underwriting discounts and commissions of $4.5 million, partially offset by payments made on debt and other obligations of $3.4 million, payments for equity issuance costs of $1.6 million, and $944,000 of distributions to members of HPI prior to the IPO.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 10 of the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below. We have elected under the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans, fees for distributors and an enrollment fee, which are collectively referred to as “Premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of March 31, 2014 and December 31, 2013 were $110,000 and $191,000, respectively.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience and knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our goodwill for HPIH and Secured by approximately $3.0 million and $2.0 million, respectively, but would not result in impairment.

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

Our goodwill balance arose from our previous acquisitions. See Note 2 and Note 4 of the accompanying consolidated financial statements for further information on these acquisitions and our goodwill balance as of March 31, 2014 and December 31, 2013.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions previously described and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the quarter ended March 31, 2014, would have affected net income by approximately $4,000.

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

In July 2013, the FASB issued guidance which states that a liability for uncertain tax positions, or a portion of a liability for uncertain tax provisions, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, liability for uncertain tax positions should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the uncertain tax position and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We plan to adopt this guidance during the quarter ended March 31, 2015, but we do not anticipate that it will have a significant impact on our consolidated financial statements.

Legal and Other Contingencies

We are not currently a party to any material litigation proceedings. From time to time, however, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2014.

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

As of March 31, 2014, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We had also used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We had also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner, and $10.0 million of the net proceeds to acquire Secured.  We also utilized a portion of the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $450,000 during the three months ended March 31, 2014, and $1.45 million during the year ended December 31, 2013. As of March 31, 2014, the fair value of the remaining contingent consideration liability is $4.1 million. The acquisition of Secured is described in further detail in Note 2 of the accompanying consolidated financial statements.

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

Issuer Purchases of Equity Securities

The following table lists our deemed share repurchases during the three months ended March 31, 2014. All shares reported were surrendered by an employee in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. We do not have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2014 through January 31, 2014	—	$—	—	—
February 1, 2014 through February 28, 2014	—	—	—	—
March 1, 2014 through March 31, 2014	9,887	11.86	—	—
Total	9,887	$11.86	—	—

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Label Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Document
*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
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

HEALTH INSURANCE INNOVATIONS, INC.
May 13, 2014	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
May 13, 2014	/s/ James P. Dietz
JAMES P. DIETZ
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY (PRINCIPAL FINANCIAL OFFICER)
May 13, 2014	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)