Form 10-Q
period 2014-06-30
Health Insurance Innovations, Inc.
filed 2014-08-12
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, the registrant had 6,069,869 shares of Class A common stock, $0.001 par value, outstanding and 8,566,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,935	$17,054
Cash held on behalf of others	6,915	4,591
Investment proceeds receivable	—	15,000
Short-term investments	2,535	6,877
Accounts receivable, prepaid expenses and other current assets	3,102	963
Advanced commissions	4,730	2,596
Income taxes receivable	273	395
Total current assets	50,490	47,476
Property and equipment, net	502	389
Goodwill	18,014	18,014
Intangible assets, net	4,531	5,281
Other assets	81	489
Total assets	$73,618	$71,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,509	$7,074
Current portion of contingent acquisition consideration	2,274	1,945
Deferred revenue	148	882
Due to member	—	916
Other current liabilities	183	187
Total current liabilities	12,114	11,004
Contingent acquisition consideration	1,511	1,931
Due to member pursuant to tax receivable agreement	423	423
Other liabilities	426	514
Total liabilities	14,474	13,872
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,309,594 shares issued and 5,168,969 outstanding, and 5,309,594 issued and 5,179,713 outstanding, respectively)	5	5
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 8,566,667 shares issued and outstanding)	9	9
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	29,552	28,787
Treasury stock, at cost (140,625 and 129,881 shares, respectively)	(1,688)	(1,563)
Accumulated deficit	(3,156)	(3,355)
Total Health Insurance Innovations, Inc. stockholders' equity	24,722	23,883
Noncontrolling interests	34,422	33,894
Total stockholders' equity	59,144	57,777
Total liabilities and stockholders' equity	$73,618	$71,649

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (premium equivalents of $37,184 and $24,194 for the three months ended June 30, 2014 and 2013, respectively and $68,135 and $46,279 for the six months ended June 30, 2014 and 2013, respectively)	$20,937	$13,598	$38,864	$26,069

Operating expenses:
Third-party commissions	10,318	8,473	19,200	16,510
Credit cards and ACH fees	474	283	833	548
Contract termination	—	—	—	5,500
Selling, general and administrative	8,574	5,354	16,488	9,662
Depreciation and amortization	411	246	816	490
Total operating expenses	19,777	14,356	37,337	32,710
Income (loss) from operations	1,160	(758)	1,527	(6,641)

Other expense (income):
Interest (income) expense	(2)	(17)	(17)	21
Other expense (income)	20	(44)	682	384
Net income (loss) before income taxes	1,142	(697)	862	(7,046)
Provision for income taxes	159	128	127	1,295
Net income (loss)	983	(825)	735	(8,341)
Net income (loss) attributable to noncontrolling interests	710	(421)	536	(4,249)
Net income (loss) attributable to Health Insurance Innovations, Inc.	$273	$(404)	$199	$(4,092)

Per share data:
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.05	$(0.08)	$0.04	$(0.86)
Diluted	$0.05	$(0.08)	$0.04	$(0.86)
Weighted average Class A shares outstanding
Basic	5,040,883	4,766,667	5,033,318	4,750,000
Diluted	5,088,390	4,766,667	5,085,498	4,750,000

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock			Treasury Stock
	Member's Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders'/ Member's Equity
Balance as of January 1, 2013	$6,335	$3	—	$—	—	$—	$—	—	$—	$—	$—	$6,338
Net loss	(248)	(11)	—	—	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	—	—	(171)
Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	—	-	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	—	—	5,918	-
Balance as of February 13, 2013	—	—	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013	—	—	—	—	—	—	—	—	—	(3,355)	(4,805)	(8,160)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,750	—	—	—	—	57,755
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	—	—	36,444	-
Issuance of Class A common stock in underwriters' exercise of over-allotment options	—	—	100,000	—	—	—	1,400	—	—	—	—	1,400
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	—	—	(1,400)	(1,400)
Issuance of Class A common stock under equity compensation plans	—	—	542,927	—	—	—	6,296	—	—	—	—	6,296
Issuance of restricted shares from treasury	—	—	—	—	—	—	(2,408)	(182,964)	2,408	—	—	-
Class A common stock transferred to treasury	—	—	(129,881)	—	—	—	—	152,845	(1,731)	—	—	(1,731)
Forfeiture of restricted stock held in treasury	—	—	—	—	—	—	2,240	160,000	(2,240)	—	—	-
Acquisition of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	(38)	—	—	—	(52)	(90)
Contributions	—	—	—	—	—	—	—	—	—	—	6	6
Distributions	—	—	—	—	—	—	—	—	—	—	(2,217)	(2,217)
Balance as of December 31, 2013	$—	$—	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net Income	—	—	—	—	—	—	—	—	—	199	536	735
Issuance of Class A common stock under equity compensation plans	—	—	—	—	—	—	765	—	—	—	—	765
Class A common stock transferred to treasury	—	—	(10,744)	—	—	—	—	10,744	(125)	—	—	(125)
Distributions	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Balance as of June 30, 2014 (Unaudited)	$—	$—	5,168,969	$5	8,566,667	$9	$29,552	140,625	$(1,688)	$(3,156)	$34,422	$59,144

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$735	$(8,341)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	765	2,701
Depreciation and amortization	816	490
Loss on extinguishment of debt and amortization of deferred financing costs	—	78
Fair value adjustments to contingent acquisition consideration	809	—
Gain on sale of available-for-sale securities	(20)	—
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(2,324)	(374)
Increase in accounts receivable, prepaid expenses and other assets	(1,216)	(694)
Decrease in income taxes receivable	122	—
Increase in advanced commissions	(2,134)	(2,294)
Increase in accounts payable, accrued expenses and other liabilities	2,424	358
(Decrease) increase in deferred revenue	(734)	182
Increase in income taxes payable	—	1,295
Increase in due to member pursuant to tax receivable agreement	—	359
Net cash used in operating activities	(757)	(6,240)
Investing activities:
Proceeds from sale of available-for sale securities	33,020	—
Acquisition of available-for-sale securities	(18,000)	(15,000)
Proceeds from maturities of held-to-maturity securities	4,802	—
Acquisitions of held-to-maturity securities	—	(5,521)
Payments for deposits	(975)	(7)
Purchases of property and equipment	(179)	(94)
Net cash provided by (used in) investing activities	18,668	(20,622)
Financing activities:
Distributions to member	(924)	(1,542)
Payment of contingent acquisition consideration	(900)	—
Class A common stock withheld in treasury from restricted share vesting	(125)	—
Payments for long-term debt and noncompete obligation	(81)	(3,410)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	—	60,760
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	1,302
Purchase of Series B Membership interests	—	(1,302)
Payments for equity issuance	—	(1,643)
Acquisition of noncontrolling interest in subsidiary	—	(90)
Contributions from noncontrolling interests	—	16
Net cash (used in) provided by financing activities	(2,030)	54,091
Net increase in cash and cash equivalents	15,881	27,229
Cash and cash equivalents at beginning of period	17,054	750
Cash and cash equivalents at end of period	$32,935	$27,979

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Condensed Consolidated Financial Statements

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

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of HII’s business is conducted through HPIH and its subsidiaries. HII is the sole managing member and has 100% of the voting rights and control of HPIH.

Basis of Presentation

The condensed consolidated financial statements reflect the results of operations of HPI through the closing of the IPO on February 13, 2013, and the Company subsequent to the IPO. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic entities. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. These exemptions will apply for a period of five years following the completion of our IPO. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

The information included in this Quarterly Report on Form 10-Q, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include short-term loans receivable into advanced commissions; carriers and vendors payable and commissions payable into accounts payable and accrued expenses; and the long-term portion of the noncompete obligation into other liabilities in the accompanying consolidated balance sheets.

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2013 in our Form 10-K.

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

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will adopt this guidance in reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

2. Business Acquisitions

Acquisition of Sunrise Health Plans, Inc. and Affiliates

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company (collectively “Secured”), each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus $6.6 million of contingent consideration, which included contingent stock awards and a note payable. The Company also entered into employment agreements with the Sellers. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable. Instead, the contingent consideration is payable in cash only. The contingent consideration included a one-time payment of $1.0 million, which was paid in November 2013. A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force, as defined by the amendment, are achieved, up to a maximum of $3.0 million. A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In addition, one of the Sellers who severed his employment with Sunrise Health Plans, Inc. entered into a consulting arrangement with the Company. Contingent consideration also includes a potential payment of $150,000 to compensate the Sellers for personal income tax liability triggered by the acquisition. As of June 30, 2014, we had made total payments of $2.4 million under the contingent consideration agreement, and the maximum remaining payments under the agreement is $4.2 million.  The estimated range of potential total contingent consideration is approximately $2.4 million to $6.6 million.

The fair value of contingent consideration is $3.8 million as of June 30, 2014 and is included in contingent acquisition consideration on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2014, we recorded $87,000 and $809,000, respectively, in adjustments to fair value of the contingent consideration, which is included in other expense on the accompanying consolidated statements of operations. The increase in the fair value of the contingent consideration during the three months ended June 30, 2014 was primarily due to the discounting of the future payments. The increase for the six months ended June 30, 2014 was primarily due to an increase in the estimated probability of the Sellers’ continuing to achieve the policies in force thresholds to earn the contingent consideration that will result in maximum payout under the agreement.

The following table summarizes the fair value of the consideration for the acquisition as of July 17, 2013 ($ in thousands). The fair values are derived using discount rates related to the probability of the Sellers’ meeting the thresholds for payment and other risk factors including credit risk.

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

(2)	As of June 30, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $8.4 million.

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

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues	$14,431	$28,221
Net income (loss) before income taxes	1,052	(5,282)
Net income (loss)	1,852	(5,659)
Net income (loss) attributable to Health Insurance Innovations, Inc.	2,694	(1,126)
Income (loss) per share – basic	0.57	(0.24)
Income (loss) per share – diluted	0.57	(0.24)

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

3. Variable Interest Entities

As of June 30, 2014, we are the primary beneficiary of two entities that each constitute a variable interest entity (“VIE”) pursuant to FASB guidance.

HPIH

As of June 30, 2014, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own less than 50% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH, but own more than 50% of the membership and economic interest. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our minority interest.

Simple Insurance Leads, LLC

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) to form Simple Insurance Leads, LLC (“SIL”), a venture intended to procure sales leads for us and our distributors. We had made $402,000 in contributions to SIL as of June 30, 2014 and may be required to make total contributions of $492,000 under the SIL LLC Agreement. HBO had no obligations to make any initial capital contributions.

Per the SIL LLC Agreement, so long as HPIH’s unreturned capital contributions have not been reduced to zero, HPIH may, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL. As such, we determined that we have the power to control the day-to-day activities of SIL.

We have concluded that we are the primary beneficiary of SIL, and therefore, should consolidate SIL because we have power over and receive the benefits of SIL. We have the power to direct the activities of SIL that most significantly impact its economic performance. Per terms of the SIL LLC Agreement, we have determined that 100% of the operating income or loss of the VIE should be allocated to us. As of June 30, 2014, our maximum exposure to loss as a result of our involvement in this VIE is 100% of our capital contributions to SIL, or $402,000, plus 100% of the operating income or loss of the VIE, as noted above.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance at June 30, 2014 arose from previous acquisitions, and was $18.0 million as of June 30, 2014 and December 31, 2013. No goodwill was acquired or impaired during the six months ended June 30, 2014.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of June 30, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	2.0	$76	$(36)	$40
Carrier network	5.0	40	(22)	18
Distributor relationships	8.8	4,660	(1,485)	3,175
Noncompete agreements	4.8	942	(356)	586
Customer relationships	2.0	788	(378)	410
Capitalized software	2.2	571	(269)	302
Total intangible assets	6.9	$7,077	$(2,546)	$4,531

Major classes of intangible assets as of December 31, 2013 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	2.0	$76	$(17)	$59
Carrier network	5.0	40	(18)	22
Distributor relationships	8.8	4,660	(1,192)	3,468
Noncompete agreement	4.8	942	(254)	688
Customer relationship	2.0	788	(181)	607
Capitalized Software	2.2	571	(134)	437
Total intangible assets	6.9	$7,077	$(1,796)	$5,281

Amortization expense for the three months ended June 30, 2014 and 2013 was $375,000 and $226,000, respectively, and for the six months ended June 30, 2014 and 2013 was $750,000 and $451,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2014 and in each of the next five years are as follows ($ in thousands):

Remainder of 2014	$749
2015	1,181
2016	787
2017	689
2018	457
2019	70
Thereafter	598
Total	$4,531

5. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$582	$588
Carriers and vendors payable	5,137	3,310
Commissions payable	1,727	1,453
Accrued wages	927	793
Accrued refunds	712	715
Accrued credit card/ACH fees	124	80
Accrued interest	1	35
Accrued professional fees	76	34
Other accruals	223	66
Total accounts payable and accrued expenses	$9,509	$7,074

6. Stockholders’ Equity

On February 13, 2013, we completed our IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001 per share, at a price to the public of $14.00 per share of common stock. In addition, we issued 8,666,667 shares of our Class B common stock, of which 8,580,000 shares of Class B common stock were obtained by HPI, and 86,667 shares of Class B common stock were obtained by Health Plan Intermediaries Sub, LLC (“HPIS”), of which HPI is the managing member. In addition, we granted the underwriters of the IPO the right to purchase additional shares of Class A common stock to cover over-allotments (the “over-allotment option”).

Our authorized capital stock consists of 100,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, expect as otherwise required by applicable law. As of June 30, 2014, the Class A common stockholders had 37.6% of the voting power in HII and the Class B common stockholders had 62.4% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

The determination to pay dividends, if any, to our Class A common stockholders will be made by our board of directors. We do not, however, expect to declare or pay any cash or other dividends in the foreseeable future on our Class A common stock, as we intend to reinvest any cash flow generated by operations in our business. We may enter into credit agreements or other borrowing arrangements in the future that prohibit or restrict our ability to declare or pay dividends on our Class A common stock. In the event of liquidation, dissolution, or winding up of HII, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of our Class A common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Class A common stock. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

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

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH. Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 1 from our December 31, 2013 audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2013 for further information on the Exchange Agreement.

In accordance with the Exchange Agreement, in March 2013, we received $1.4 million in proceeds from the issuance of 100,000 shares of Class A common stock through the underwriter’s exercise of its over-allotment option in connection with our IPO. We immediately used the proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from HPI. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH.

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by the selling stockholder, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests in HPIH (together with an equal number of shares of our Class B common stock).

As of August 7, 2014, no shares of Class A common stock have been resold pursuant to this registration statement.

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

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of HII without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. At present, we have no plans to issue any preferred stock.

Treasury Stock

Treasury stock is recorded at cost and arises pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain restricted stock awards have been granted from shares in Treasury. During the three and six months ended June 30, 2014, 857 and 10,744 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, but no shares were granted to employees from Treasury as restricted stock awards. As of June 30, 2014, we had 140,625 shares of treasury stock, carried at an aggregate cost of $1.7 million. During the six months ended June 30, 2013, no activity related to treasury stock took place.

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

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARS or options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three and six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014, 55,000 SARs were granted. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and six months ended June 30, 2014 and 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the short time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Six months ended June 30,
	2014	2013
Risk-free interest rate	1.5%	0.9%
Expected option life	4.9 years	4.5 years
Expected volatility	40.5%	45.5%
Expected dividend yield	none	none

The following table summarizes SARs and restricted shares granted during the three and six months ended June 30, 2014 and 2013 (in thousands):

Three months ended June 30,				Six months ended June 30,
2014		2013		2014		2013
SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued	SARs Issued	Restricted Shares Issued
55	—	—	14	55	—	150	543

There were no forfeitures and no SARS were exercised during the six months ended June 30, 2014 and 2013.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
SARs	$195	$252	$398	$294
Restricted shares	165	1,675	367	2,407
	$360	$1,927	$765	$2,701

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of June 30, 2014 ($ in thousands):

		Remaining years
SARs	$1,120	2.4
Restricted shares	872	2.1
	$1,992

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods.

For the six months ended June 30, 2014, the settlement of restricted shares or stock appreciation rights resulted in cash outflow of $125,000 with respect to shares redeemed to cover the recipient’s tax obligations. There was no cash activity for the six months ended June 30, 2013. We recognized an income tax benefit of $4,000 and $51,000 from stock-based activity for the three and six months ended June 30, 2014. We did not have any income tax benefits realized from this activity for the three and six months ended June 30, 2013.

8. Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share attributable to Health Insurance Innovations, Inc. for the three and six months ended June 30, 2014 and 2013 were as follows ($ in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic net income (loss) attributable to Health Insurance Innovations, Inc.	$273	$(404)	$199	$(4,092)
Average shares—basic	5,040,883	4,766,667	5,033,318	4,750,000
Effect of dilutive securities:
Restricted shares	47,507	—	52,180	—
Average shares—diluted	5,088,390	4,766,667	5,085,498	4,750,000
Basic net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.05	$(0.08)	$0.04	$(0.86)
Diluted net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.05	$(0.08)	$0.04	$(0.86)

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and stock appreciation rights and are calculated using the treasury stock method. There is no effect on our restricted stock and SARs in the computation of diluted earnings per share for the three and six months ended June 30, 2013 due to a net loss in the first two quarters of 2013.

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Restricted shares	80	502	75	498
SARs	404	150	404	150

9. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and six months ended June 30, 2014 was 13.9% and 14.7%, respectively. The effective tax rate for the three and six months ended June 30, 2013 was (18.4%). The effective tax rate for the three and six months ended June 30, 2013 was significantly impacted by expenses for stock compensation that were not yet forecasted to be deductible for tax purposes, whereas the effective tax rate for the three and six months ended June 30, 2014 was not impacted to this same extent. Provision for income taxes was $159,000 and $128,000 for the three months ended June 30, 2014 and 2013, respectively. Provision for income taxes was $127,000 and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

For the three and six months ended June 30, 2014 and 2013, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH, ICE and Secured which expire in 2017, 2015 and 2016, respectively. We also lease certain equipment under operating leases, which expire in 2015. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $74,000 and $70,000 as of June 30, 2014 and December 31, 2013, respectively. Total rent expense under all operating leases, which includes equipment, was $116,000 and $61,000 for the three month ended June 30, 2014 and 2013, respectively, and $189,000 and $114,000 for the six months ended June 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

BimSym Agreements

On August 1, 2012, we entered into a software assignment agreement with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the agreement, we purchased the A.R.I.E.S. System, our proprietary sales and member administration platforms, for $45,000 and this purchase was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we are required to make monthly payments of $26,000 for 5 years. After the five-year term, this agreement automatically renews for one-year terms unless we give 60 days’ notice.

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

Legal Proceedings

As of June 30, 2014, we had no significant pending legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of Secured includes periodic cash payments, as described in Note 2, and is valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by Secured to receive payment and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, accounts receivable, advanced commissions, and accounts payable and accrued expenses as of June 30, 2014 approximate fair value because of the short-term duration of these instruments.

As of June 30, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of June 30, 2014
	Carrying Value as of June 30, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$2,535	$2,535	$—	$—
Liabilities:
Noncompete obligation	$545	$—	$537	$—
Contingent acquisition consideration	3,785	—	—	3,785
	$4,330	$—	$537	$3,785

As of December 31, 2013, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$7,337	$7,337	$—	$—
Liabilities:
Noncompete obligation	$626	$—	$613	$—
Contingent acquisition consideration	3,876	—	—	3,876
	$4,502	$—	$613	$3,876

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Payments	(900)
Realized loss included in income	58
Unrealized loss included in income	751
Total realized and unrealized loss	809
Balance as of June 30, 2014	$3,785

Realized and unrealized loss on the contingent acquisition are included in other expense (income) on the accompanying consolidated statements of operations.

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

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske (our Chairman, CEO and President), are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the six months ended June 30, 2014 and 2013, HPIH paid cash distributions of $924,000 and $944,000, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. The distribution made during the six months ended June 30, 2014 included $916,000 that was accrued as of December 31, 2013. The distribution made during the six months ended June 30, 2013 consisted of an accrual of $773,000 which was made during the year ended December 31, 2012 and an additional accrual of $171,000 which was made prior to the IPO.

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

As of June 30, 2014, we had made no such payments under the tax receivable agreement. As of June 30, 2014, we would be obligated to pay Mr. Kosloske $423,000 if our taxes payable on our subsequent annual tax return filings are shown to be reduced as result of an increase in our tax basis due to the issuance of 100,000 shares of Class A common stock subsequent to the IPO pursuant to the IPO underwriters’ over-allotment option. See Note 6 for further information on this issuance of Class A common stock.

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

On March 15, 2014, Mr. Spinner’s employment agreement with HII was terminated.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. See Note 3 for more information on this joint venture. HBO is a related party by virtue of its 50% ownership of membership interests in SIL. During the three months ended June 30, 2014 and 2013, we made net advanced commissions payments of $74,000 and $80,000, respectively, and recognized $1.2 million and $125,000, respectively, of commission expense related to HBO. During the six months ended June 30, 2014 and 2013, we made net advanced commissions payments of $528,000 and $101,000, respectively, and recognized $2.0 million and $176,000, respectively, of commission expense related to HBO. As of June 30, 2014 and December 31, 2013, the advanced commissions balances related to HBO included in the accompanying consolidated balance sheets were $985,000 and $101,000, respectively.

14. Subsequent Events

Acquisition of HealthPocket, Inc.

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HealthPocket, Inc., a Delaware corporation (“HealthPocket”) from Mr. Bruce Telkamp (“Mr. Telkamp”), Dr. Sheldon Wang, (“Dr. Wang”) and minority equity holders of HealthPocket. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the Merger Agreement.

Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of  Class A common stock, $0.001 par value per share, with such shares of the  Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share. A portion of the merger consideration consisting of $3,200,000 in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HealthPocket’s former equity holders, and fees and expenses of the representative of HealthPocket’s former equity holders.

All vested options and warrants to acquire shares of HealthPocket’s capital stock were terminated in connection with the acquisition, and the holders thereof will be paid a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HealthPocket’s capital stock were converted into options to acquire shares of our Class A Common Stock upon the terms and subject to the conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreements, the former equity holders of HealthPocket may elect to receive cash or shares of our Class A common stock. Mr. Telkamp and Dr. Wang have agreed to accept cash and common stock, including 50% each of any shares not elected by other former HealthPocket equity holders.

Effective July 14, 2014, HII's Board of Directors appointed Mr. Telkamp as our Chief Operating Officer and the continuing Chief Executive Officer of HealthPocket, and we entered into an employment agreement and a three-year noncompete contract with Mr. Telkamp. Mr. Telkamp was also appointed as a member of HII’s Board of Directors. In addition, effective July 14, 2014, HII’s Board of Directors appointed Dr. Wang as our Chief Technology Officer and the continuing President of HealthPocket, and we entered into an employment agreement and a three-year noncompete contract with Dr. Wang.

Related to the acquisition of HealthPocket, during the three and six months ended June 30, 2014, we recognized $86,000 in transaction costs. There were no integration costs incurred during the three and six months ended June 30, 2014. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. We expect to incur additional acquisition related costs in the third quarter of 2014.

As a result of the acquisition of HealthPocket, beginning in the third quarter of 2014, our consolidated results of operations will include the results of HealthPocket.  We have not completed a detailed valuation analysis necessary to determine the final fair market values of the acquired net assets of HealthPocket’s, and any related income tax effects and the initial accounting for the business combination is incomplete at this time.  We expect to finalize the acquisition accounting related to the transaction during the third quarter of 2014.  Pro forma financial information for HealthPocket as of June 30, 2014 and March 31, 2014 and for the periods ended March 31, 2014 and 2013 is currently unavailable.  We will furnish such pro forma information pursuant to FASB and SEC guidelines when it becomes available.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, broad consumer and industry data to facilitate our entry into new markets and revenue streams, advanced health information technology to position us to better assist our stakeholders, including customers, insurance brokers and insurance carriers, and other technological and operational synergies.

Acquisition of American Service Insurance Agency, LLC

On August 8, 2014, we entered into an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding membership interests of American Service Insurance Agency, LLC, a Texas insurance brokerage (“ASIA”), from Mr. Landon Jordan (“Mr. Jordan”) for an initial cash payment of $1.8 million and, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration, as described below.  The closing of the acquisition occurred on August 8, 2014 simultaneous with the signing of the Purchase Agreement.

Pursuant to the Purchase Agreement, Mr. Jordan may receive total contingent consideration of $2.2 million, payable in cash.  This amount is payable in two cash payments of $1.2 million and $1.0, million, respectively, if ASIA attains certain amounts of adjusted EBITDA, as defined by the Purchase Agreement, during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016.

Effective August 8, 2014, we also entered into an employment agreement with Mr. Jordan which provides for, among other things, a noncompetition covenant beginning on August 8, 2014 and ending on the later of August 8, 2017 and one year following the date on which Mr. Jordan’s employment with us is terminated.

As a result of the acquisition of ASIA, beginning in the third quarter of 2014, our consolidated results of operations will include the results of ASIA.  We have not completed a detailed valuation analysis necessary to determine the final fair market values of the acquired net assets of ASIA, and any related income tax effects and the initial accounting for the business combination is incomplete at this time.  We expect to finalize the acquisition accounting related to the transaction during the third quarter of 2014.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are an industry leader in the sale of six, 11 and approximately 12-month (i.e., up to 364 day) short-term medical (“STM”) plans, an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical (“IMM”) plans that provide lifetime renewable coverage and enable individuals to avoid penalties under the PPACA. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations at lower premiums than IMM plans. Our STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carriers, market them to individuals through our internal distribution capacity, which was expanded through the July 2013 acquisition of Secured, formerly one of our independent distributors, and through our large network of distributors, and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including HCC Life, United States Fire, ING, Nationwide, Companion Life and CIGNA, among others. In addition, as of June 30, 2014, the large independent distribution network we access consisted of 107 licensed agent call centers and 257 wholesalers, that work with over 15,500 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues from $13.6 million in the three months ended June 30, 2013 to $20.9 million in the three months ended June 30, 2014. In addition, our revenues grew from $26.1 million in the six months ended June 30, 2013 to $38.9 million in the six months ended June 30, 2014.

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

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (non-insurance benefit products that supplement or enhance an insurance product), fees for distributors and our enrollment fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of June 30, 2014, we had 39,646 STM plans in force, compared with 25,994 on June 30, 2013. Our ancillary products have created several additional revenue streams. For the three months ended June 30, 2014, our premium equivalents and revenues were $37.2 million and $20.9 million, respectively, both representing an increase of 53.7%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, our premium equivalents and revenues were $68.1 million and $38.9 million, respectively, representing an increase of 47.1% and 49.0%, compared to the six months ended June 30, 2013. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premium equivalents	$37,184	$24,194	$68,135	$46,279
Less risk premium	(15,470)	(10,010)	(27,810)	(19,111)
Less amounts earned by third party obligors	(777)	(586)	(1,461)	(1,099)
Revenues	$20,937	$13,598	$38,864	$26,069

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to the full term of each STM plan (which may have terms of six, 11 or approved 12 months) and each hospital indemnity and discount benefit plan (which often have terms of more than 12 months), provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of June 30, 2014 and 2013:

	As of June 30,
	2014	2013	Change (%)
STM	39,646	25,994	52.5%
Hospital indemnity	9,848	8,899	10.7%
Ancillary products	49,494	29,025	70.5%
Total	98,988	63,918	54.9%

Non GAAP gross margin. We define non GAAP gross margin as revenue less third-party commissions and credit card and ACH fees. Non GAAP gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with accounting principles generally accepted in the United States of America “(GAAP”). Non GAAP gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, non GAAP gross margin can provide a useful measure for period-to-period comparisons of our business. Non GAAP gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents and revenues to non GAAP gross margin ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premium equivalents	$37,184	$24,194	$68,135	$46,279
Less risk premium	(15,470)	(10,010)	(27,810)	(19,111)
Less amounts earned by third party obligors	(777)	(586)	(1,461)	(1,099)
Revenues	20,937	13,598	38,864	26,069
Less third-party commissions	10,318	8,473	19,200	16,510
Less credit card and ACH fees	474	283	833	548
Non GAAP gross margin	$10,145	$4,842	$18,831	$9,011

EBITDA. We define this metric as net income (loss) before interest expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Adjusted EBITDA.  To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including contract termination costs, acquisition due diligence expense, and other non-cash items such as non-cash stock-based compensation, fair value adjustment to contingent consideration, and expense payable pursuant to the tax receivable agreement. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss) (1)	$983	$(825)	$735	$(8,341)
Interest (income) expense	(2)	(17)	(17)	21
Depreciation and amortization	411	246	816	490
Provision from income taxes	159	128	127	1,295
EBITDA	1,551	(468)	1,661	(6,535)
Non-cash stock based compensation	360	1,927	765	2,701
Fair value adjustment to contingent consideration	87	—	809	—
Acquisition due diligence expense	91	194	91	194
Expenses payable pursuant to the tax receivable agreement	—	(18)	—	359
Contract termination expense	—	—	—	5,500
Adjusted EBITDA	$2,089	$1,635	$3,326	$2,219
(1)

Net loss for the six months ended June 30, 2013 includes a one-time expense of $5.5 million related to the termination of contact rights with TSG Agency, LLC (“TSG”), a managing general agent of the Company. For further information, see “Comparison of Three and Six months ended June 30, 2014 and 2013” below.

Non GAAP net income.  Non GAAP net income is computed by subtracting depreciation (but not amortization of intangible assets) from adjusted EBITDA to determine non-GAAP pre-tax income, from which an assumed tax expense calculated at the 38% federal statutory rate is deducted.

Non GAAP net income per share.  Non GAAP net income per share is computed by dividing non GAAP net income by the total number of diluted Class A and Class B shares for each period. We have included non GAAP net income per share in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Non GAAP net income per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for earnings per share as reported under U.S. GAAP.

The following table presents a reconciliation of adjusted EBITDA to non GAAP net income per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$2,089	$1,635	$3,326	$2,219
Depreciation	(36)	(20)	(66)	(39)
Non GAAP pre-tax income	2,053	1,615	3,260	2,180
Provision for income taxes	(780)	(614)	(1,239)	(828)
Non GAAP net income	$1,273	$1,001	$2,021	$1,352
Total diluted share count	13,655	13,334	13,652	13,317
Non GAAP net income per share	$0.09	$0.08	$0.15	$0.10

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

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

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force.

Revenues for the three months ended June 30, 2014 were $20.9 million, an increase of $7.3 million, or 53.7%, compared to the three months ended June 30, 2013. Revenues for the six months ended June 30, 2014 were $38.9 million, an increase of $12.8 million, or 49.0%, compared to the six months ended June 30, 2013. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. In addition, the number of ancillary policies in force as of June 30, 2014 increased as we implemented a strategy to focus on including ancillary products to complement our core medical policy sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted in Note 2 of the accompanying condensed consolidated financial statements included in Item 1, in July 2013, we acquired Secured, a significant distributor. Because commissions paid to Secured are now eliminated in consolidation, third-party commissions decreased as a percentage of revenues during the three and six months ended June 30, 2014.

Third-party commissions for the three months ended June 30, 2014 were $10.3 million, an increase of $1.8 million, or 21.2%, compared to the three months ended June 30, 2013. Third-party commissions for the six months ended June 30, 2014 were $19.2 million, an increase of $2.7 million, or 16.4%, compared to the six months ended June 30, 2013. The increases in third-party commissions were primarily due to an increase in the number of plans in force. Further, the acquisition of Secured eliminated commission expense of $1.8 million and $3.5 million for the three and six months ended June 30, 2014.

Third-party commissions represented 49.3% and 27.7% of revenues and premium equivalents, respectively, for the three months ended June 30, 2014, as compared to 62.3% and 35.0% of revenues and premium equivalents, respectively, for the three months ended

June 30, 2013. Third-party commissions represented 49.4% and 28.2% of revenues and premium equivalents, respectively, for the six months ended June 30, 2014, as compared to 63.3% and 35.7% of revenues and premium equivalents, respectively, for the six months ended June 30, 2014. These decreases were primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG. We terminated certain contract rights with TSG in March 2013. See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended June 30, 2014 were $474,000, an increase of $191,000, or 67.5%, compared to the three months ended June 30, 2013. Credit card and ACH fees for the six months ended June 30, 2014 were $833,000, an increase of $285,000, or 52.0%, compared to the six months ended June 30, 2013. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.3% and 2.1% of revenues for the three months ended June 30, 2014 and 2013, respectively. Credit card and ACH fees represented 2.1% of revenues for the six months ended June 30, 2014 and 2013.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG, a managing general agent for the Company, during March 2013. This transaction was treated as an expense on the accompanying consolidated statement of operations for the six months ended June 30, 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of personnel costs, which consist of salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. Selling, general and administrative expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform. In addition, the insurance brokerage operating expenses of Secured and ICE are included in this category.

Selling, general and administrative expenses for the three and six months ended June 30, 2014 were $8.6 million and $16.5 million, respectively, an increase of $3.2 million and $6.8 million, compared to the three and six months ended June 30, 2013, respectively.

The increase in selling, general and administrative expenses for the three months ended June 30, 2014 related to the operating expenses of Secured and SIL, which were $2.3 million and $181,000, respectively. These expenses were not included for the three months ended June 30, 2013. In addition, the increase in selling, general and administrative expenses was partially attributable to the increase of approximately $738,000 in ICE’s operating expenses.

The increase in selling, general and administrative expenses for the six months ended June 30, 2014 related to the operating expenses of Secured and SIL, which were $4.6 million and $299,000, respectively. These expenses were not included for the six months ended June 30, 2013. The increase in selling, general and administrative expenses was also partially attributable to the increase of approximately $1.6 million in ICE’s operating expense. In addition, the increases in advertising and travel and entertainment expenses were approximately $272,000 and $231,000, which were due to the implementation of the strategies to grow the Company.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2014 was $411,000, an increase of $165,000, or 67.1%, compared to the three months ended June 30, 2013. Depreciation and amortization expense for the six months ended June 30, 2014 was $816,000 an increase of $326,000 or 66.5%, compared to the six months ended June 30, 2013. The increase in depreciation and amortization was primarily driven by amortization of intangible assets acquired in the Secured acquisition.

Interest (Income) Expense

Interest income primarily consists of interest income earned on cash equivalents and investments. In the six months ended June 30, 2013, interest expense primarily consisted of interest incurred on our outstanding bank note that was repaid in February 2013 with a portion of the net proceeds raised in the IPO and interest expense on a long-term noncompete agreement. Interest expense related to the outstanding bank note was reflected on the accompanying consolidated statement of operations for the six months ended June 30, 2013.

Interest income for the three months ended June 30, 2014 was $2,000, a decrease of $15,000, compared to the three months ended June 30, 2013. Interest income for the six months ended June 30, 2014 was $17,000, compared to an interest expense of $21,000 for the six months ended June 30, 2013. The change was primarily due to the bank loan agreement that was repaid in full subsequent to the closing of our IPO in 2013 and reflects interest income on cash equivalents and short-term investments in 2014.

Other Expense (Income)

Other expense for the three months ended June 30, 2014 was $20,000, as compared to other income for the three months ended June 30, 2013 which was $44,000. Other expense for the six months ended June 30, 2014 was $682,000, an increase of $298,000, compared to the six months ended June 30, 2013.

Other expense for the three months ended June 30, 2014 included an adjustment to the fair value of the contingent consideration of $87,000. This was offset by $66,000 of fees charged to distributors for advanced commissions. Other income for the three months ended June 30, 2013 included $28,000 of fees charged to distributors for advanced commissions and an $18,000 reduction to the contingent liability payable to Mr. Kosloske under the tax receivable agreement.

Other expense for the six months ended June 30, 2014 included an adjustment to the fair value of the contingent consideration of $809,000. This was offset by $105,000 of fees charged to distributors for advanced commissions and a $20,000 gain on the sale of investments. See Notes 2 and 11 of the accompanying condensed consolidated financial statements for additional information on the adjustment to the fair value of the contingent consideration. Other expenses for the six months June 30, 2013 included $359,000 of expense payable to Mr. Kosloske under the tax receivable agreement and a $71,000 loss on extinguishment of debt, offset by $47,000 of fees charged to distributors for advanced commissions.

Provision for Income Taxes

For the three and six months ended June 30, 2014, we incurred an income tax provision of $159,000 and $127,000, respectively, reflecting an effective tax rate of 13.9% and 14.7%, respectively. For the three and six months ended June 30, 2013, we incurred an income tax provision of $128,000 and $1.3 million, reflecting an effective tax rate of (18.4%).

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2014, we had a 37.6% economic interest in HPIH, and HPI had a 62.4% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying financial statements.

Net income attributable to HII for the three and six months ended June 30, 2014 included HII’s share of its consolidated entities’ net income and a provision for income taxes of $159,000 and $127,000, respectively. Net loss attributable to HII for the three and six months ended June 30, 2013 included HII’s shares of its consolidated entities’ net loss, income and expense related to the tax receivable agreement due to related parties of $18,000 and $356,000, respectively, and a tax provision of $128,000 and $1.3 million, respectively.

On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary. Prior to June 30, 2013, we had an 80% controlling interest in ICE and TSG had a 20% noncontrolling interest in ICE.

Liquidity and Capital Resources

General

As of June 30, 2014, we had $32.9 million of cash and cash equivalents and $2.5 million of short-term investments.

On July 14, 2014, we acquired HealthPocket Inc., a Delaware corporation for a cash payment of $21.9 million, plus 900,900 shares of our Class A common stock, with such shares of Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share.

On August 8, 2014, we acquired American Service Insurance Agency, LLC, a Texas insurance brokerage, for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration.

See Note 14 of the accompanying condensed consolidated financial statements for further information related to these acquisitions.

Our Indebtedness

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Six months ended June 30,
	2014	2013
Statements of Cash Flows Data:
Net cash used in operating activities	$(757)	$(6,240)
Net cash provided by (used in) investing activities	18,668	(20,622)
Net cash (used in) provided by financing activities	(2,030)	54,091
Net increase in cash and cash equivalents	$15,881	$27,229

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the six months ended June 30, 2014 and 2013. The cash used in operating activities for the six months ended June 30, 2014 was primarily attributable to an increase in advanced commissions of $2.1 million, and an increase in selling, general and administrative expenses, partially offset by an increase in revenues. The cash used in operating activities for the six months ended June 30, 2013 was primarily attributable to the $5.5 million contract termination expense, an increase in advanced commissions of $2.2 million and an increase in selling, general and administrative expenses, partially offset by an increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2014 included proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $4.8 million, which were offset by acquisitions of available-for-sale securities and payments for deposits and purchase of property and equipment of $18.0 million, $975,000 and $179,000, respectively.  During the six months ended June 30, 2013, cash used in investing activities was primarily due to the acquisition of short-term investments of $20.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, cash used in financing activities was $2.0 million, which was primarily due to distributions made to members of HPIH and payments made towards contingent acquisition consideration of $924,000 and $900,000, respectively. During the six months ended June 30, 2013, cash provided by financing activities was $54.1 million which consisted of $60.8 million of proceeds from the IPO, net of underwriting discounts and commissions of $4.5 million, partially offset by payments made on debt and other obligations of $3.4 million, payments for equity issuance costs of $1.6 million, and $1.5 million of distributions to members of HPIH.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 10 of the accompanying condensed consolidated financial statements.

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

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans, fees for distributors and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of June 30, 2014 and December 31, 2013 was $139,000 and $77,000, respectively.

Revenue is earned over the term of each policy that remains in force. Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us. Premiums are typically reported and remitted to insurance carriers on the 15th of the month following the end of the month in which they are collected.

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

Our goodwill balance arose from our previous acquisitions. See Note 2 and Note 4 of the accompanying condensed consolidated financial statements for further information on these acquisitions and our goodwill balance as of June 30, 2014 and December 31, 2013.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the quarter ended June 30, 2014 would have affected net income by approximately $8,000.

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

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will adopt this guidance in reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

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

As of June 30, 2014, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We had also used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We had also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner, and $10.0 million of the net proceeds to acquire Secured.  We also utilized a portion of the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $2.4 million. As of June 30, 2014, the fair value of the remaining contingent consideration liability is $3.8 million. The acquisition of Secured is described in further detail in Note 2 of the accompanying condensed consolidated financial statements.

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

Issuer Purchases of Equity Securities

The following table lists our deemed share repurchases during the three months ended June 30, 2014. All shares reported were surrendered by an employee in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. We do not have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2014 through April 30, 2014	—	$—	—	—
May 1, 2014 through May 31, 2014	857	10.09	—	—
June 1, 2014 through June 30, 2014	—	—	—	—
Total	857	$10.09	—	—

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 14, 2014, among Health Insurance Innovations, Inc. SV Merger Sub, Inc., HealthPocket, Inc. Bruce Telkemp, Sheldon Wang, any Holder executing a Letter of Transmittal, Option Cancellation Agreement or Parent Option Agreement, and Randy Herman, as the Representative (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on July 16, 2014).***

4.1

Registration Rights Agreement, dated as of July 14, 2014, between Health Insurance Innovations, Inc. and Randy Herman, as the Representative (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 16, 2014).

10.1	Employment Agreement, dated as of July 14, 2014, between Health Insurance Innovations, Inc. and Bruce Telkamp (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 16, 2014).
10.2	Employment Agreement, dated as of July 14, 2014, between Health Insurance Innovations, Inc. and Sheldon Wang (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on July 16, 2014).
10.3*	Membership Interest Purchase Agreement, dated August 8, 2014, between Health Plan Intermediaries Holdings, LLC and Landon A. Jordan.****
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Label Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Document
*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
***

All disclosure schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted disclosure schedules to the SEC upon request by the SEC.

**** All disclosure schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted disclosure schedules to the SEC upon request by the SEC.

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

HEALTH INSURANCE INNOVATIONS, INC.
August 12, 2014	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
August 12, 2014	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
INTERIM CHIEF FINANCIAL OFFICER AND SENIOR VICE PRESIDENT OF FINANCE AND BUSINESS DEVELOPMENT (PRINCIPAL FINANCIAL OFFICER)
August 12, 2014	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)