Form 10-Q
period 2014-09-30
Health Insurance Innovations, Inc.
filed 2014-11-19
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, the registrant had 7,846,759 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,470	$17,054
Cash held on behalf of others	8,379	4,591
Investment proceeds receivable	—	15,000
Short-term investments	1,843	6,877
Accounts receivable, net, prepaid expenses and other current assets	2,112	963
Advanced commissions	5,608	2,596
Income taxes receivable	532	395
Deferred tax asset	74	—
Total current assets	31,018	47,476
Property and equipment, net	493	389
Goodwill	38,422	18,014
Intangible assets, net	14,207	5,281
Other assets	192	489
Total assets	$84,332	$71,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,278	$7,074
Current portion of contingent acquisition consideration	2,686	1,945
Deferred revenue	73	882
Current portion of due to member	229	916
Other current liabilities	186	187
Total current liabilities	15,452	11,004
Contingent acquisition consideration	2,000	1,931
Due to member	387	423
Other liabilities	379	514
Total liabilities	18,218	13,872
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,850,585 shares issued and 7,848,418 outstanding, and 5,309,594 issued and 5,179,713 outstanding, respectively)	8	5
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 and 8,566,667 shares issued and outstanding, respectively)	7	9
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	56,815	28,787
Treasury stock, at cost (2,167 and 129,881 shares, respectively)	(27)	(1,563)
Accumulated deficit	(3,768)	(3,355)
Total Health Insurance Innovations, Inc. stockholders' equity	53,035	23,883
Noncontrolling interests	13,079	33,894
Total stockholders' equity	66,114	57,777
Total liabilities and stockholders' equity	$84,332	$71,649

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues (premium equivalents of $42,240 and $25,977 for the three months ended September 30, 2014 and 2013, respectively and $110,375 and $72,256 for the nine months ended September 30, 2014 and 2013, respectively)	$23,364	$14,749	$62,228	$40,818
Cost of revenues	(397)	—	(397)	—
Gross margin	22,967	14,749	61,831	40,818

Operating expenses:
Third-party commissions	11,377	7,928	30,577	24,438
Credit cards and ACH fees	534	313	1,367	861
Contract termination	—	—	—	5,500
Selling, general and administrative	10,990	6,348	27,478	16,010
Depreciation and amortization	907	423	1,723	913
Total operating expenses	23,808	15,012	61,145	47,722
(Loss) income from operations	(841)	(263)	686	(6,904)

Other expense (income):
Interest (income) expense	—	(7)	(17)	14
Other expense	275	53	957	437
Net loss before income taxes	(1,116)	(309)	(254)	(7,355)
(Benefit) provision for income taxes	(332)	(823)	(205)	472
Net (loss) income	(784)	514	(49)	(7,827)
Net (loss) income attributable to noncontrolling interests	(172)	106	364	(4,143)
Net (loss) income attributable to Health Insurance Innovations, Inc.	$(612)	$408	$(413)	$(3,684)

Per share data:
Net (loss) income per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.09)	$0.09	$(0.07)	$(0.77)
Diluted	$(0.09)	$0.08	$(0.07)	$(0.77)
Weighted average Class A shares outstanding
Basic	6,532,161	4,795,736	5,538,422	4,768,294
Diluted	6,532,161	4,861,336	5,538,422	4,768,294

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock			Treasury Stock
	Member's Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders'/ Member's Equity
Balance as of January 1, 2013	$6,335	$3	—	$—	—	$—	$—	—	$—	$—	$—	$6,338
Net loss	(248)	(11)	—	—	—	—	—	—	—	—	—	(259)
Contributions	—	10	—	—	—	—	—	—	—	—	—	10
Distributions	(171)	—	—	—	—	—	—	—	—	—	—	(171)
Balance prior to February 13, 2013	5,916	2	—	—	—	—	—	—	—	—	-	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	—	—	—	—	—	—	—	—	5,918	-
Balance as of February 13, 2013	—	—	—	—	—	—	—	—	—	—	5,918	5,918
Net loss subsequent to February 13, 2013	—	—	—	—	—	—	—	—	—	(3,355)	(4,805)	(8,160)
Issuance of Class A common stock in initial public offering, net of issuance costs	—	—	4,666,667	5	—	—	57,750	—	—	—	—	57,755
Issuance of Class B common stock in initial public offering	—	—	—	—	8,666,667	9	(36,453)	—	—	—	36,444	-
Issuance of Class A common stock in underwriters' exercise of over-allotment options	—	—	100,000	—	—	—	1,400	—	—	—	—	1,400
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	—	—	(100,000)	—	—	—	—	—	(1,400)	(1,400)
Issuance of Class A common stock under equity compensation plans	—	—	542,927	—	—	—	6,296	—	—	—	—	6,296
Issuance of restricted shares from treasury	—	—	—	—	—	—	(2,408)	(182,964)	2,408	—	—	-
Class A common stock transferred to treasury	—	—	(129,881)	—	—	—	—	152,845	(1,731)	—	—	(1,731)
Forfeiture of restricted shares held in treasury	—	—	—	—	—	—	2,240	160,000	(2,240)	—	—	-
Acquisition of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	(38)	—	—	—	(52)	(90)
Contributions	—	—	—	—	—	—	—	—	—	—	6	6
Distributions	—	—	—	—	—	—	—	—	—	—	(2,217)	(2,217)
Balance as of December 31, 2013	$—	$—	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net (loss) Income	—	—	—	—	—	—	—	—	—	(413)	364	(49)
Class A common stock issued as acquisition consideration	—	—	815,991	1	—	—	7,125	—	—	—	—	7,126
Issuance of Class A common stock in private offering	—	—	1,725,000	2	—	—	20,957	—	—	—	—	20,959
Purchase of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	—	—	(1,725,000)	(2)	—	—	—	—	(20,957)	(20,959)
Stock compensation expense	—	—	—	—	—	—	1,608	—	—	—	—	1,608
Class A common stock withheld in Treasury from restricted share vesting	—	—	(10,744)	—	—	—	—	10,744	(257)	—	—	(257)
Forfeiture of restricted shares held in treasury	—	—	(11,542)	—	—	—	131	11,542	—	—	—	131
Issuance of restricted shares from treasury	—	—	150,000	—	—	—	(1,793)	(150,000)	1,793	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(222)	(222)
Balance as of September 30, 2014 (Unaudited)	$—	$—	7,848,418	$8	6,841,667	$7	$56,815	2,167	$(27)	$(3,768)	$13,079	$66,114

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(49)	$(7,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,608	4,276
Depreciation and amortization	1,723	913
Loss on extinguishment of debt and amortization of deferred financing costs	—	78
Fair value adjustments to contingent acquisition consideration	939	64
Gain on sale of available-for-sale securities	(20)	—
Benefit for deferred income taxes	(74)	—
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(3,788)	(233)
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(575)	43
Increase in income taxes receivable	(137)	—
Increase in advanced commissions	(3,012)	(1,135)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,419	(666)
(Decrease) increase in deferred revenue	(902)	595
Increase in income taxes payable	—	74
Increase in due to member pursuant to tax receivable agreement	193	374
Net cash provided by (used in) operating activities	325	(3,444)
Investing activities:
Business acquisition, net of cash acquired	(21,978)	(9,909)
Proceeds from sale of available-for sale securities	33,020	—
Acquisition of available-for-sale securities	(18,000)	(21,414)
Proceeds from maturities of held-to-maturity securities	5,494	—
Payments for deposits	(500)	(9)
Purchases of property and equipment	(210)	(113)
Net cash used in investing activities	(2,174)	(31,445)
Financing activities:
Issuance of Class A common stock in private offering	20,959	—
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	—	1,302
Purchase of Series B Membership interests	(20,959)	(1,302)
Distributions to member	(1,138)	(1,617)
Payment of contingent acquisition consideration	(1,350)	—
Class A common stock forfeited and withheld in treasury from restricted share vesting	(126)	(377)
Payments for long-term debt and noncompete obligation	(121)	(3,466)
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	—	60,760
Payments for equity issuance	—	(1,643)
Acquisition of noncontrolling interest in subsidiary	—	(90)
Contributions from noncontrolling interests	—	16
Net cash (used in) provided by financing activities	(2,735)	53,583
Net (decrease) increase in cash and cash equivalents	(4,584)	18,694
Cash and cash equivalents at beginning of period	17,054	750
Cash and cash equivalents at end of period	$12,470	$19,444

Supplemental Disclosure of non-cash investing activities:
Contingent consideration for business acquisition	1,270	4,937
Consideration for business acquisition included in accrued expenses	217	—
Adjustment to consideration for business acquisition included in accounts receivable	12	—

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013. The term “HP” refers to HealthPocket, Inc., a wholly owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, SIL, HP and ASIA are consolidated subsidiaries of HII.

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. The main product we sell, Short Term Medical (“STM”) insurance, is an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical plans and generally offers comparable benefits for qualifying individuals. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65 and a variety of ancillary products that are frequently purchased together with the STM and hospital indemnity plans as supplements. We design and structure insurance products on behalf of our contracted insurance carrier companies, market them to individuals through a network of distributors, and manage the member relationship through customer service agents. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are also referred to as members, at the time of sale. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

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

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or any future interim period.

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

2. Business Acquisitions

Acquisition of HealthPocket, Inc.

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HealthPocket, Inc. (which is referred to herein as “HP”) from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the Merger Agreement.

     Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of  Class A common stock, $0.001 par value per share, with such shares of the  Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share. A portion of the merger consideration consisting of $3.2 million in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HP’s former equity holders, and fees and expenses of the representative of HP’s former equity holders.

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof will receive in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A Common Stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consolidation. If any Replacement Options are terminated or expire, the value of those options will be classified as an adjustment to the purchase price for the acquisition. The Replacement Options are included as a component of stock-based compensation on the accompanying condensed consolidated statements of operations. See Note 7 for future information on the Replacement Options. As of September 30, 2014, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

Under the terms of the Merger Agreements, the former equity holders of HP may elect to receive cash or shares of our Class A common stock. Telkamp and Wang have agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that are not elected to be received as consideration by other former HP equity holders.

Effective July 14, 2014, HII's Board of Directors appointed Telkamp as our Chief Operating Officer and we entered into an employment agreement Mr. Telkamp where he also agreed to continue to serve as HealthPocket’s Chief Executive Officer.   Telkamp’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Telkamp’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Telkamp beginning on July 14, 2014 and ending on July 14, 2017.  Telkamp was also appointed as a member of HII’s Board of Directors. In addition, effective July 14, 2014, HII’s Board of Directors appointed Wang as our Chief Technology Officer and we entered into an employment agreement with Wang where he also agreed to continue to serve as HealthPocket’s President.  Wang’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Wang’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Wang beginning on July 14, 2014 and ending on July 14, 2017.

During the three and nine months ended September 30, 2014, we recognized $433,000 and $520,000, respectively, in transaction costs related to HP. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. We expect to incur additional acquisition related costs in the fourth quarter of 2014.

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

The following table summarizes the fair value of the consideration for the acquisition as of July 14, 2014 ($ in thousands):

Cash paid at closing (1)	$21,906
Class A common stock, at fair value (2)	7,126
Total consideration	$29,032
(1)

Cash paid at closing includes $17.0 million in cash, $3.2 million in cash held in escrow, as noted above, $1.2 million for the payoff of outstanding bank debt held by HP, $54,000 for the payoff of HP loans payable to Telkamp and Wang, and $482,000 in estimated acquisition-related expenses incurred by HP.

(2)

The fair value of the Class A common stock derived from the market price of the stock, adjusted to include a discount for a lack of marketability, due to trading restrictions pursuant to the Merger Agreement and other factors.

The following table summarizes the preliminary allocation of the total purchase price for the acquisition as of July 14, 2014 ($ in thousands):

Cash	$1,295
Accounts receivable and other assets (1)	103
Property and equipment (1)	7
Accounts payable, accrued expenses and other liabilities (1)	(486)
Intangible asset – technology	8,100
Intangible asset – brand	1,280
Intangible asset – customer relationships	430
Intangible asset – noncompete agreements	27
Goodwill (2)	18,276
$29,032
(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of September 30, 2014, we expect none of the goodwill acquired in this transaction to be deductible.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date. HP’s revenues and pre-tax net loss included in our results of operations since the acquisition were $370,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2014. Net loss before taxes include $459,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

The following table ($ in thousands) presents unaudited pro forma information for the Company assuming the acquisition of HP had occurred as of January 1, 2013. This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	($ in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$23,409	$14,749	$62,936	$40,818
Net loss before income taxes	(788)	(1,706)	(2,175)	(11,637)
Net loss	(554)	(1,815)	(420)	(12,382)
Net loss attributable to Health Insurance Innovations, Inc.	(582)	(1,055)	(728)	(5,584)
Loss per share – basic	(0.09)	(0.22)	(0.13)	(1.17)
Loss per share – diluted	(0.09)	(0.22)	(0.13)	(1.17)

Acquisition of American Service Insurance Agency, LLC

On August 8, 2014, we entered into an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding membership interests of American Service Insurance Agency, LLC, a Texas insurance brokerage (“ASIA”), from Mr. Landon Jordan

(Jordan) for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration, as described below.  The closing of the acquisition occurred on August 8, 2014 simultaneous with the signing of the Purchase Agreement.

Pursuant to the Purchase Agreement, Jordan may receive total contingent consideration of $2.2 million, payable in cash.  This amount is payable in two cash payments of $1.2 million and $1.0 million, respectively, if ASIA attains certain amounts of adjusted EBITDA, as defined by the Purchase Agreement, during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016.  As of September 30, 2014, the fair value of the contingent consideration was $1.3 million which is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets  During the three months ended September 30, 2014, we recorded $50,000 in adjustments to the fair value of the contingent consideration, primarily due to the discounting of the future payments. The estimated range of potential total contingent consideration is zero to approximately $2.2 million.

Effective August 8, 2014, we also entered into an employment agreement with Jordan which provides for, among other things, a noncompetition covenant beginning on August 8, 2014 and ending on the later of August 8, 2017 and one year following the date on which Jordan’s employment with us is terminated.

We recognized $13,000 and $48,000 during each of the three and nine months ended September 30, 2014 in transaction costs related to ASIA. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. We expect to incur additional acquisition related costs in the fourth quarter of 2014.

The following table summarizes the fair value of the consideration for the acquisition as of August 8, 2014 ($ in thousands):

Cash paid at closing	$1,825
Contingent consideration, at fair value	1,220
Total consideration	$3,045

The following table summarizes the preliminary allocation of the total purchase price for the acquisition as of August 8, 2014 ($ in thousands):

Cash	$105
Accounts receivable and other assets (1)	272
Accounts payable, accrued expenses and other liabilities (1)	(164)
Intangible asset – customer relationships – distributors	406
Intangible asset – customer relationships – direct	257
Intangible asset – brand	20
Intangible asset – noncompete agreements	17
Goodwill (2)	2,132
$3,045
(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of September 30, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $2.1 million.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date. ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition were $292,000 and $300,000, respectively, for the three and nine months ended September 30, 2014. Net loss before taxes include $29,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

The following table ($ in thousands) presents unaudited pro forma information for the Company assuming the acquisition of ASIA had occurred as of January 1, 2013. This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	($ in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$23,588	$15,230	$63,328	$42,034
Net loss before income taxes	(1,258)	(168)	(244)	(6,988)
Net (loss) income	(884)	(179)	(47)	(7,435)
Net (loss) income attributable to Health Insurance Innovations, Inc.	(624)	(372)	(355)	(3,520)
(Loss) income per share – basic	(0.10)	(0.08)	(0.06)	(0.74)
(Loss) income per share – diluted	(0.10)	(0.08)	(0.06)	(0.74)

Acquisition of Sunrise Health Plans, Inc. and Affiliates

On July 17, 2013, we consummated a Stock Purchase Agreement with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company (collectively “Secured”), each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus $6.6 million of contingent consideration, which included contingent stock awards and a note payable. The Company also entered into employment agreements with the Sellers. The funding of the $10.0 million cash portion of the purchase price was provided primarily from the net proceeds from the IPO.

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable. As a result of this agreement, the contingent consideration is payable in cash only. The contingent consideration included a one-time payment of $1.0 million, which was paid in November 2013. A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force, as defined by the amendment, are achieved, up to a maximum of $3.0 million. A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In addition, one of the Sellers who severed his employment with Sunrise Health Plans, Inc. entered into a consulting arrangement with the Company. Contingent consideration also includes a potential payment of $150,000 to compensate the Sellers for personal income tax liability triggered by the acquisition. As of September 30, 2014, we had made total payments of $2.8 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $3.8 million.  The estimated range of potential total contingent consideration is approximately $2.8 million to $6.6 million.

The fair value of contingent consideration was $3.4 million as of September 30, 2014 and is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2014, we recorded $81,000 and $890,000, respectively, in adjustments to fair value of the contingent consideration, which is included in other expense on the accompanying condensed consolidated statements of operations. The increase in the fair value of the contingent consideration during the three months ended September 30, 2014 was primarily due to the accretion of the discount of the future payments. The increase for the nine months ended September 30, 2014 was primarily due to an increase in the estimated probability of the Sellers’ continuing to achieve the policies in force thresholds to earn the contingent consideration that will result in maximum payout under the agreement.

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

(2)	As of September 30, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $8.9 million.

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

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues	$15,162	$43,383
Net income (loss) before income taxes	(209)	(5,491)
Net income (loss)	(226)	(5,885)
Net income (loss) attributable to Health Insurance Innovations, Inc.	(93)	(1,219)
Income (loss) per share – basic	(0.02)	(0.26)
Income (loss) per share – diluted	(0.02)	(0.26)

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

3. Variable Interest Entities

As of September 30, 2014, we are the primary beneficiary of one entity that constitutes a variable interest entity (“VIE”) pursuant to FASB guidance.

Simple Insurance Leads, LLC

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) to form Simple Insurance Leads, LLC (“SIL”), a venture intended to procure sales leads for us and our distributors. We had made $469,000 in contributions to SIL as of September 30, 2014 and may be required to make total contributions of $492,000 under the SIL LLC Agreement. HBO had no obligations to make any initial capital contributions.

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

We have concluded that we are the primary beneficiary of SIL, and therefore, should consolidate SIL because we have power over and receive the benefits of SIL. We have the power to direct the activities of SIL that most significantly impact its economic performance. Per the terms of the SIL LLC Agreement, we have determined that 100% of the operating income or loss of the VIE should be allocated to us. As of September 30, 2014, our maximum exposure to loss as a result of our involvement in this VIE was 100% of our capital contributions to SIL, or $469,000, plus 100% of the operating income or loss of the VIE, as noted above.

HPIH

Prior to August 15, 2014, HII had a variable interest in HPIH as the non-HII members owned more than 50% of the membership and economic interest in HPIH.  We concluded that we were the primary beneficiary of HPIH because we had power over HPIH by maintaining 100% of the voting power and received the benefits of HPIH.  As such, HPIH has been consolidated in our financial statements.

On August 15, 2014, the non-HII of HPIH members exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”).  See Note 6 for further information on the Exchange Agreement and this transaction.  This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH.  As of September 30, 2014, HII holds 100% of the voting power and 53.4% of the membership and economic interest in HPIH.  As such, HPIH is no longer considered a variable interest entity.  HPIH remains consolidated in our financial statements, with the economic interests of the non-HII members included in noncontrolling interest.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of December 31, 2013 arose from previous acquisitions as described in our Form 10-K for the year ended December 31, 2013. Our goodwill balance as of September 30, 2014 arose from the HP and the ASIA acquisitions described in Note 2 as well as our goodwill balance existing as prior to such acquisition.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

Balance as of January 1, 2013	$5,906
Goodwill acquired	12,108
Impairment of goodwill	—
Balance as of December 31, 2013	18,014
Goodwill acquired	20,408
Impairment of goodwill	—
Balance as of September 30, 2014	$38,422

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of September 30, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Software and technology	6.7	$8,671	$(627)	$8,044
Brand	2.0	1,376	(208)	1,168
Noncompete agreements	4.7	986	(408)	578
Carrier network	5.0	40	(24)	16
Distributor relationships	9.7	5,496	(1,643)	3,853
Customer relationships	2.0	1,045	(497)	548
Total intangible assets	6.9	$17,614	$(3,407)	$14,207

Major classes of intangible assets as of December 31, 2013 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Software and technology	2.2	$571	$(134)	$437
Brand	2.0	76	(17)	59
Noncompete agreements	4.8	942	(254)	688
Carrier network	5.0	40	(18)	22
Distributor relationships	8.8	4,660	(1,192)	3,468
Customer relationship	2.0	788	(181)	607
Total intangible assets	6.9	$7,077	$(1,796)	$5,281

Amortization expense for the three months ended September 30, 2014 and 2013 was $862,000 and $391,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,612,000 and $842,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2014 and in each of the next five years are as follows ($ in thousands):

Remainder of 2014	$876
2015	3,187
2016	2,416
2017	1,910
2018	1,670
2019	1,283
Thereafter	2,865
Total	$14,207

5. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$755	$588
Carriers and vendors payable	5,735	3,310
Commissions payable	2,077	1,453
Accrued wages	1,688	793
Accrued refunds	800	715
Accrued credit card/ACH fees	142	80
Accrued interest	1	35
Accrued professional fees	169	34
Other accruals	911	66
Total accounts payable and accrued expenses	$12,278	$7,074

6. Stockholders’ Equity

On February 13, 2013, we completed our IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001 per share, at a price to the public of $14.00 per share of Class A common stock. In addition, we issued 8,666,667 shares of our Class B common stock, of which 8,580,000 shares of Class B common stock were obtained by HPI, and 86,667 shares of Class B common stock were obtained by Health Plan Intermediaries Sub, LLC (“HPIS”), of which HPI is the managing member. In addition, we granted the underwriters of the IPO the right to purchase additional shares of Class A common stock to cover over-allotments (the “over-allotment option”).

Our authorized capital stock consists of 100,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, expect as otherwise required by applicable law. As of September 30, 2014, the Class A common stockholders had 53.4% of the voting power in HII and the Class B common stockholders had 46.6% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 1 from our December 31, 2013 audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2013 for further information on the Exchange Agreement.

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

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by the selling stockholder, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests (together with an equal number of shares of our Class B common stock).

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

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

Treasury Stock

Treasury stock is recorded at cost and arises pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain restricted stock awards have been granted from shares in Treasury. During the three and nine months ended September 30, 2014, 11,542 and 22,286 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and 150,000 shares were granted to employees from Treasury as restricted stock awards during the three and nine months ended September 30, 2014. As of September 30, 2014, we had 2,167 shares of treasury stock, carried at an aggregate cost of $27,000. As of September 30, 2013, we had 32,477 shares of treasury stock, carried at a cost of $377,000. These shares were repurchased pursuant to the surrender of shares by certain employees to satisfy tax withholdings obligations on vested restricted stock awards.

7. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which restricted shares, stock appreciation rights (“SARs”), stock options and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our board of directors terminates this plan. There were 1,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARS or options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three and nine months ended September 30, 2014 and 2013, respectively.

During the three and nine months ended September 30, 2014, 218,000 and 273,000 SARs were granted, 84,909 Replacement Options were granted to certain holders of options to purchase HP capital stock, and 150,000 restricted shares were issued. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and nine months ended September 30, 2014 and 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the short time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.6%	0.9%
Expected option life	4.9 years	4.5 years
Expected volatility	40.7%	45.5%
Expected dividend yield	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
SARs issued	218	20	273	170
Restricted shares issued	150	—	150	543
Stock options issued	85	—	85	—

During the three and nine months ended September 30, 2014, there were 28,000 outstanding awards that were forfeited, of which 13,000 were unvested. No SARS were exercised during the nine months ended September 30, 2014. There were no forfeitures and no SARS were exercised during the nine months ended September 30, 2013.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
SARs	$408	$184	$806	$478
Restricted shares	166	1,391	533	3,798
Stock options	269	—	269	—
	$843	$1,575	$1,608	$4,276

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2014 ($ in thousands):

		Remaining years
SARs	$1,733	2.5
Restricted shares	2,495	2.6
Stock options	835	1.4
	$5,063

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods.

For the nine months ended September 30, 2014 and 2013, the settlement of stock based incentive plans resulted in a cash outflow of $257,000 and $377,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. We recognized an income tax benefit of $33,000 and $84,000 from stock-based activity for the three and nine months ended September 30, 2014. We did not have any income tax benefits realized from this activity for the three and nine months ended September 30, 2013, respectively.

8. Net (Loss) Income per Share

The computations of basic and diluted net (loss) income per share attributable to Health Insurance Innovations, Inc. for the three and nine months ended September 30, 2014 and 2013 were as follows ($ in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic net (loss) income attributable to Health Insurance Innovations, Inc.	$(612)	$408	$(413)	$(3,684)
Average shares—basic	6,532,161	4,795,736	5,538,422	4,768,294
Effect of dilutive securities:
Restricted shares	—	65,600	—	—
Average shares—diluted	6,532,161	4,861,336	5,538,422	4,768,294
Basic net (loss) income per share attributable to Health Insurance Innovations, Inc.	$(0.09)	$0.09	$(0.07)	$(0.77)
Diluted net (loss) income per share attributable to Health Insurance Innovations, Inc.	$(0.09)	$0.08	$(0.07)	$(0.77)

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and stock appreciation rights and are calculated using the treasury stock method. There is no effect on our restricted stock, stock options and SARs in the computation of diluted earnings per share for the three months ended September 30, 2014 and nine months ended September 30, 2014 and 2013 due to a net loss in those periods.

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted shares	282	385	282	405
SARs	559	120	559	120
Stock options	84	—	84	—

9. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and nine months ended September 30, 2014 was 29.7% and 80.7%, respectively. The effective tax rate for the nine months ended September 30, 2013 was (6.4%). Benefit for income taxes was $332,000 and $823,000 for the three months ended September 30, 2014 and 2013, respectively. Benefit for income taxes was $205,000  for the nine months ended September 30, 2014, compared to a provision for income taxes of $472,000 for the nine months ended September 30, 2013. The effective tax rate for the three and nine months ended September 30, 2013 was significantly impacted by expenses for stock-based compensation that were not yet forecasted to be deductible for tax purposes. During the three and nine months ended September 30, 2014, the effective tax rate was significantly impacted by a change in the valuation allowance provided against our deferred tax assets as a result of obligations under the Tax Receivable Agreement (“TRA”), described below, that will permit certain tax benefits to be realized.

During any period, our effective tax rate also is reduced because certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes.  Additionally, our effective tax rate during any period includes a valuation allowance placed on our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets.  As of September 30, 2014, we have determined that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of losses in the only two fiscal years in which we have measured deferred tax assets.  As such, we have provided a valuation allowance against some of our deferred tax assets as of September 30, 2014.  However, we have determined that certain of the deferred tax assets related to our obligations under the TRA would be realizable (as described under Note 10), and have reduced our valuation allowance related to this portion of the deferred tax assets.  We have also recorded a liability payable pursuant to the TRA on our condensed consolidated balance sheets.

We project to have a current tax liability for the year resulting from our forecasted results from operations, which results primarily from expenses not currently deductible for income tax purposes. We do not project that the current tax liability will enable a significant portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.  However, our projected current tax liability will enable a portion of the deferred tax assets related to our TRA to be realized, and as such we have recognized the tax benefit associated with such portion of deferred tax assets.

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

For the three and nine months ended September 30, 2014 and 2013, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire in between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $67,000 and $70,000 as of September 30, 2014 and December 31, 2013, respectively. Total rent expense under all operating leases, which includes equipment, was $154,000 and $96,000 for the three month ended September 30, 2014 and 2013, respectively, and $343,000 and $210,000 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Additionally, we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of the A.R.I.E.S. System and under which we are required to make monthly payments of $16,000 for five years. The present value of these payments was capitalized and recorded as an intangible asset with a corresponding liability on the accompanying condensed consolidated balance sheets.

Tax Receivable Agreement

On February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.  As of September 30, 2014, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 6 for further information on these issuances of Class A common stock.  As of result of the exchanges noted above, we have recorded a liability of $616,000 pursuant to the TRA as of September 30, 2014.  We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above will be utilized based on our estimated taxable income for 2014.  Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related the TRA.  The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske.  Our total liability pursuant to the TRA for exchange transactions completed through September 30, 2014 would be $10.8 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future.  We have made no payments under the TRA as of September 30, 2014.  See Note 9 for further information on the income tax implications of the TRA.

Distributor Commission Advance

From time to time, we enter into agreements with our distributors to make advanced commission payments to them.  Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make.  Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor, (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “Note”) provides for advances up to an aggregate amount of $4.8 million, payable in three installments of $1.5 million, $1.5 million, and $1.8 million.  The first advance installment of $1.5 million was made in September 2014 and is included in advanced commissions on accompanying condensed consolidated balance sheets as of September 30, 2014. The latter two installments will be made on the earlier of June 26, 2015 and February 26, 2016, respectively, or the achievement of certain levels of sales of our products, as defined in the Note, on or before such dates.  The Note, which secured the advances matures on April 26, 2017 and bears an interest only upon the occurrence of an event of default, as defined in the Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

The advance entitles our distributor to earn bonus commissions for each qualifying sale, as defined in the Note.  Any such bonus commissions earned during the term of the Note will be applied against the outstanding balance payable to us under the Note, in lieu of a cash payment.

Legal Proceedings

As of September 30, 2014, we had no significant pending legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of Secured and ASIA includes periodic cash payments, as described in Note 2, and is valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by Secured to receive payment and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

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

As of September 30, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of September 30, 2014
	Carrying Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$1,843	$1,843	$—	$—
Liabilities:
Noncompete obligation	$504	$—	$497	$—
Contingent acquisition consideration	4,686	—	—	4,686
	$5,190	$—	$497	$4,686

As of December 31, 2013, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$7,337	$7,337	$—	$—
Liabilities:
Noncompete obligation	$626	$—	$613	$—
Contingent acquisition consideration	3,876	—	—	3,876
	$4,502	$—	$613	$3,876

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Additional contingent consideration	1,220
Payments	(1,350)
Realized loss included in income	60
Unrealized loss included in income	880
Total realized and unrealized loss	940
Balance as of September 30, 2014	$4,686

Realized and unrealized loss on the contingent acquisition are included in other expense (income) on the accompanying condensed consolidated statements of operations.

12. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing our performance. Our chief operating decision-maker is considered to be the chief executive officer (“CEO”). The CEO reviews our financial information in a manner substantially similar to the accompanying condensed consolidated financial statements. In addition, our operations, revenues, and decision-making functions are based solely in the United States. Therefore, management has concluded that we operate in one operating and geographic segment.

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske (our Chairman, CEO and President), are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the nine months ended September 30, 2014 and 2013, HPIH paid cash distributions of $1.1 million and $1.6 million, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. The distribution made during the nine months ended September 30, 2014 included $916,000 that was accrued as of December 31, 2013. The distribution made during the nine months ended September 30, 2013 consisted of an accrual of $773,000 which was made during the year ended December 31, 2012 and an additional accrual of $171,000 which was made prior to the IPO.

Tax Receivable Agreement

As discussed in Note 10, on February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of September 30, 2014, we have made no such payments under the TRA. As of September 30, 2014, we would be obligated to pay $616,000 pursuant to the TRA, of which $229,000 is included in current liabilities and $387,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2013, $423,000 was payable pursuant to the TRA and was included in long-term liabilities in our accompanying condensed consolidated balance sheets.  Our total liability pursuant to the TRA for exchange transactions completed through September 30, 2014 would be $10.8 million if we generate sufficient taxable income in the future.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. See Note 3 for more information on this joint venture. HBO is a related party by virtue of its 50% ownership of membership interests in SIL. During the three months ended September 30, 2014 and 2013, we made net advanced commissions payments of $103,000 and $52,000, respectively, and recognized $1.5 million and $289,000, respectively, of commission expense related to HBO. During the nine months ended September 30, 2014 and 2013, we made net advanced commissions payments of $631,000 and $153,000, respectively, and recognized $3.5 million and $465,000, respectively, of commission expense related to HBO. As of September 30, 2014 and December 31, 2013, the advanced commissions balances related to HBO included in the accompanying condensed consolidated balance sheets were $1.1 million and $457,000, respectively.

TSG Agency, LLC

TSG was a related party by virtue of its involvement in ICE, as described in Note 2. On March 14, 2013, we terminated our contract rights with TSG for an aggregate cash price of $5.5 million. In conjunction with the transaction, Ivan Spinner, TSG’s principal, joined HII as an employee.

On June 30, 2013, we purchased TSG’s interest in ICE for a cash payment to TSG of $90,000. See Note 2 for further information on this transaction.

On March 15, 2014, Mr. Spinner’s employment agreement with HII was terminated.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 201 and those factors discussed in “Part II – Item 1A. Risk Factors” below3. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively.  The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition.  The term “SIL” refers to Simple Insurance Leads, LLC, a partially owned venture we formed on October 7, 2013.  The term “HP” refers to HealthPocket, Inc., a wholly owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, SIL, HP and ASIA are consolidated subsidiaries of HII.

We are a leading developer and administrator of affordable, web-based individual health insurance plans and ancillary products. Our highly scalable, proprietary, web-based technology platform allows for mass distribution of and online enrollment in our large and diverse portfolio of affordable health insurance offerings.  Our subsidiaries contribute to both the generation of customer referrals and the distribution of our products to our customers, whom we also refer to as members.

HP administers HealthPocket.com, a free website that compares and ranks all health insurance plans available to an individual, family, or small business, using data from government, non-profit, and private sources.  Users of HealthPocket.com may become referrals for products we sell or other products from third-party providers.  HP contracts with distribution partners, including our other subsidiaries as described below, to monetize those referrals into revenues.

We work with a large distribution network which includes independent insurance agents and our subsidiaries Secured and ICE.    Secured and ICE are licensed insurance agent call centers which procure customer referrals from independent sources or through HP and utilize our technology platform to complete sales to our customers.

Our technology platform provides members immediate access to our products through our distribution partners anytime, anyplace. The health insurance products we develop are underwritten by insurance carrier companies, and we assume no underwriting or insurance risk. Members can price and tailor product selections to meet their needs, buy policies and print policy documents and identification cards in real-time. Our sales are executed online and offer instant electronic fulfillment. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision on applications for all products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides significant operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

We are an industry leader in the sale of six, 11 and approximately 12-month (i.e., up to 364 day) short-term medical (“STM”) plans, an alternative to Patient Protection and Affordable Care Act (“PPACA”)-qualified individual major medical (“IMM”) plans that provide lifetime renewable coverage and enable individuals to avoid penalties under the PPACA. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations at lower premiums than IMM plans. Our STM plans feature a streamlined underwriting process offering immediate coverage options. We also offer guaranteed-issue hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services, and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans that are frequently purchased as supplements to STM and hospital indemnity plans. We design and structure insurance products on behalf of insurance carriers, market them to individuals through our internal distribution capacity, which was expanded through the July 2013 acquisition of Secured, formerly one of our independent distributors, and through our large network of distributors, and manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. We have established relationships with several highly rated insurance carriers, including HCC Life, United States Fire, ING, Nationwide, Companion Life and CIGNA, among others. In addition, as of September 30, 2014, the large independent distribution network we access consisted of 107 licensed agent call centers and 281 wholesalers, that work with over 16,400 licensed brokers. Our data-driven product design, technology platform and extensive distribution network have enabled us to grow our revenues from $14.7 million in the three months ended September 30, 2013 to $23.4 million in the three months ended September 30, 2014. In addition, our revenues grew from $40.8 million in the nine months ended September 30, 2013 to $62.2 million in the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, we reported net losses of $784,000 and $49,000, respectively, as compared to net income of $514,000 and a net loss of $7.8 million, respectively, in the comparable periods of 2013.  As discussed further below in “Key Business Metrics” and “Result of Operations” below, these changes are primarily due to increases in selling, general and administrative expenses from growth investments and acquisitions on reflected in the 2013 results, offset by the growth in revenues noted above.  The acquisitions and new business ventures derive a significant portion of their revenue during the PPACA and Medicare enrollment periods from October through February.  Low relative seasonal sales for those acquisitions was a contributing factor in their net loss for the third quarter of 2014, which was not reflected in 2013 results of operations.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as the combination of premiums, fees for discount benefit plans, and enrollment fees.  As the managing general underwriter of our individual health insurance plans and ancillary products, we are responsible for collecting these premium equivalents.  All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premium equivalents	$42,240	$25,977	$110,375	$72,256
Risk premium	(17,901)	(10,576)	(45,711)	(29,686)
Amounts earned by third party obligors	(975)	(652)	(2,436)	(1,752)
Revenues	$23,364	$14,749	$62,228	$40,818

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

The following table presents the number of policies in force by product type as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013	Change (%)
STM	41,725	27,473	51.9%
Hospital indemnity	10,034	8,823	13.7%
Ancillary products	52,548	31,301	67.9%
Total	104,307	67,597	54.3%

Adjusted gross margin. We define adjusted gross margin as gross margin less third-party commissions and credit card and ACH fees. Adjusted gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with accounting principles generally accepted in the United States of America “(GAAP”). Adjusted gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, adjusted gross margin can provide a useful measure for period-to-period comparisons of our business. Adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premium equivalents	$42,240	$25,977	$110,375	$72,256
Risk premium	(17,901)	(10,576)	(45,711)	(29,686)
Amounts earned by third party obligors	(975)	(652)	(2,436)	(1,752)
Revenues	23,364	14,749	62,228	40,818
Cost of revenues	(397)	—	(397)	—
Gross margin	22,967	14,749	61,831	40,818
Third-party commissions	(11,377)	(7,928)	(30,577)	(24,438)
Credit card and ACH fees	(534)	(313)	(1,367)	(861)
Adjusted gross margin	$11,056	$6,508	$29,887	$15,519

EBITDA. We define this metric as net income (loss) before interest expense, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-

term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Adjusted EBITDA.  To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including non-cash stock based compensation, fair value adjustment to contingent consideration, transaction costs, tax receivable agreement (“TRA”) liability adjustment, contract termination expense and other non-recurring charges. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance U.S. GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income (1)	$(784)	$514	$(49)	$(7,827)
Interest (income) expense	—	(7)	(17)	14
Depreciation and amortization	907	423	1,723	913
(Benefit) provision for income taxes	(332)	(823)	(205)	472
EBITDA	(209)	107	1,452	(6,428)
Non-cash stock-based compensation	843	1,575	1,608	4,276
Fair value adjustment to contingent consideration	130	64	939	64
Transaction costs	523	107	753	301
Tax receivable agreement liability adjustment	194	15	194	374
Other non-recurring charges	363		363
Contract termination expense	—	—	—	5,500
Adjusted EBITDA (2)	$1,844	$1,868	$5,309	$4,087
(1)

Net loss for the nine months ended September 30, 2013 includes a one-time expense of $5.5 million related to the termination of contact rights with TSG Agency, LLC (“TSG”), a managing general agent of the Company. For further information, see “Comparison of Three and Nine months ended September 30, 2014 and 2013” below.

(2)

Adjusted EBITDA for SIL, HealthPocket and ASIA was ($630,000) on an unconsolidated basis for the three months ended September 30, 2014, but are not a component of operating results for the three months ended September 30, 2013.  Excluding those losses, adjusted EBITDA would have been 32.4% higher in the third quarter of 2014 as compared to the same period in 2013.

Adjusted net income.  Adjusted net income is computed by subtracting depreciation (but not amortization of intangible assets) from adjusted EBITDA to determine adjusted pre-tax income, from which an assumed tax expense calculated at the 38% federal statutory rate is deducted.

Adjusted net income per share.  Adjusted net income per share is computed by dividing adjusted net income by the total number of diluted Class A and Class B shares for each period. We have included adjusted net income per share in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for earnings per share as reported under GAAP.

The following table presents a reconciliation of adjusted EBITDA to adjusted net income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$1,844	$1,868	$5,309	$4,087
Depreciation	(45)	(28)	(111)	(67)
Adjusted pre-tax income	1,799	1,840	5,198	4,020
Provision for income taxes	(684)	(699)	(1,975)	(1,528)
Adjusted net income (1)	$1,115	$1,141	$3,223	$2,492
Total diluted share count	13,374	13,334	12,380	13,317
Adjusted net income per share (2)	$0.08	$0.09	$0.26	$0.19

(1)

Adjusted net income is computed by subtracting depreciation (but not amortization of intangible assets) from adjusted EBITDA to determine adjusted pre-tax income, from which an assumed tax expense calculated at the 38% federal statutory rate is deducted.

(2)

Adjusted net income per share is computed by dividing adjusted net income by the total number of diluted Class A and Class B shares for each period. We have included adjusted net income per share in this press release because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluations of companies. Other companies may calculate this measure differently than we do. Adjusted net income per share has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per shares as reported under U.S. GAAP.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

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

Revenues for the three months ended September 30, 2014 were $23.4 million, an increase of $8.7 million, or 59.2%, compared to the three months ended September 30, 2013. Revenues for the nine months ended September 30, 2014 were $62.2 million, an increase of $21.4 million, or 52.5%, compared to the nine months ended September 30, 2013. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. In addition, the number of ancillary policies in force as of September 30, 2014 increased as we implemented a strategy to focus on including ancillary products to complement our core medical policy sales.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third-party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted in Note 2 of the accompanying condensed consolidated financial statements included in Item 1, in July 2013, we acquired Secured, a significant distributor. Because commissions paid to Secured are now eliminated in consolidation, third-party commissions decreased as a percentage of revenues during the three and nine months ended September 30, 2014.

Third-party commissions for the three months ended September 30, 2014 were $11.4 million, an increase of $3.5 million, or 44.3%, compared to the three months ended September 30, 2013. Third-party commissions for the nine months ended September 30, 2014 were $30.6 million, an increase of $6.2 million, or 25.4%, compared to the nine months ended September 30, 2013. The increases in third-party commissions were primarily due to an increase in the number of plans in force. Further, the acquisition of Secured eliminated commission expense of $2.1 million and $5.5 million for the three and nine months ended September 30, 2014, respectively.

Third-party commissions represented 48.7% and 27.0% of revenues and premium equivalents, respectively, for the three months ended September 30, 2014, as compared to 53.8% and 30.5% of revenues and premium equivalents, respectively, for the three months ended September 30, 2013. Third-party commissions represented 49.2% and 27.7% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2014, as compared to 59.9% and 33.8% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2013. These decreases were primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG. We terminated certain contract rights with TSG in March 2013. See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended September 30, 2014 were $534,000, an increase of $221,000, or 70.6%, compared to the three months ended September 30, 2013. Credit card and ACH fees for the nine months ended September 30, 2014 were $1.4 million, an increase of $506,000, or 58.8%, compared to the nine months ended September 30, 2013. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.3% and 2.1% of revenues for the three months ended September 30, 2014 and 2013, respectively. Credit card and ACH fees represented 2.2% and 2.3% of revenues for the nine months ended September 30, 2014 and 2013, respectively.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG, a managing general agent for the Company, during March 2013. This transaction was treated as an expense on the accompanying consolidated statement of operations for the nine months ended September 30, 2013.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category.

S, G & A expense for the three and nine months ended September 30, 2014 was $11.0 million and $27.5 million, respectively, an increase of $4.7 million and $11.5 million, compared to the three and nine months ended September 30, 2013, respectively.  S, G & A expenses were significantly impacted by investments in acquisitions during the periods.

Increases in operating expenses, primarily investments for future growth, comprised roughly $3.1 million of the increase in S,G,& A for the three months ended September 30, 2014.  These expenses included investments for sustainable future growth including marketing, selling and headquarters support including executive hires, payroll and lead-procurement expense increases due to the expansion of owned call centers, and certain non-recurring charges including executive severance.  Approximately one-half of this operating expense increase was comprised of call center expansion expenses.  $1.6 million of the increase in S,G,&A was comprised of transaction and operating expenses of entities not owned by the Company in the third quarter of 2013: SIL, HP and ASIA.

The increase in S, G &A expenses for the nine months ended September 30, 2014 was primarily attributable to a $5.6 million increase in operating expenses at Secured.  The comparable period in 2013 only included the operations of Secured subsequent to its acquisition in July 2013. Operating expenses also increased $2.8 million due to increased payroll and investments for growth and expansion at our owned call centers.  In addition, the nine months ended September 30, 2014 includes $1.9 million of the increase in S,G,&A was comprised of transaction and operating expenses of entities not owned by the Company in the third quarter of 2013: SIL, HP and ASIA.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2014 was $907,000, an increase of $484,000, or 114.4%, compared to the three months ended September 30, 2013. Depreciation and amortization expense for the nine months ended September 30, 2014 was $1.7 million an increase of $810,000 or 88.7%, compared to the nine months ended September 30, 2013. The increase in depreciation and amortization was primarily driven by amortization of intangible assets acquired in the Secured, HP and ASIA acquisitions.

Other Expense

Other expense for the three months ended September 30, 2014 was $275,000, an increase of $222,000, compared to the three months ended September 30, 2013. Other expense for the nine months ended September 30, 2014 was $957,000, an increase of $520,000, compared to the nine months ended September 30, 2013.

Other expense for the three months ended September 30, 2014 included an expense payable to Mr. Kosloske under the TRA for $194,000 and an adjustment to the fair value of the contingent consideration of $131,000. These expenses were offset by income generated from fees charged to distributors for advanced commissions of $50,000.  Other expense for the three months ended September 30, 2013 included an expense payable to Mr. Kosloske under the tax receivable agreement for $15,000 and an adjustment to the fair value of the contingent consideration of $64,000. These expenses were offset by income generated from fees charged to distributors for advanced commissions of $26,000.

Other expense for the nine months ended September 30, 2014 included an expense payable to Mr. Kosloske under the TRA for $194,000 and an adjustment to the fair value of the contingent consideration of $939,000. These expenses were offset by income generated from fees charged to distributors for advanced commissions of $157,000 and a gain on the sale of investment for $20,000.  Other expense for the three months ended September 30, 2013 included an expense payable to Mr. Kosloske under the tax receivable agreement for $374,000, an adjustment to the fair value of the contingent consideration of $64,000 and a loss on extinguishment of debt of $71,000. These expenses were offset by income generated from fees charged to distributors for advanced commissions of $72,000.

Provision for Income Taxes

For the three and nine months ended September 30, 2014, we recorded a benefit for income taxes of $332,000 and $205,000, respectively, reflecting an effective tax rate of (29.7)% and (80.7)%, respectively. For the three months ended September 30, 2013 we incurred a benefit for income taxes of $823,000. For the nine months ended September 30, 2013, we incurred a provision for income taxes of $472,000. The effective tax rate was (6.4%) for the nine months ended September 30, 2013. The effective tax rate for the three and nine months ended September 30, 2013 was significantly impacted by expenses for stock compensation that were not yet forecasted to be deductible for tax purposes. During the three and nine months ended September 30, 2014, the effective tax rate was significantly impacted by a change in the valuation allowance provided against our deferred tax assets that was made as a result of obligations under the Tax Receivable Agreement that will permit certain tax benefits to be realized.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2014, we had a 53.4% economic interest in HPIH, and HPI had a 46.6% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net loss attributable to HII for the three and nine months ended September 30, 2014 included HII’s share of its consolidated entities’ net loss, tax receivable agreement liability adjustment of $194,000, and benefit for income taxes of $332,000 and $205,000, respectively. Net loss attributable to HII for the three and nine months ended September 30, 2013 included HII’s shares of its consolidated entities’ net loss, tax receivable agreement liability adjustment of $15,000 and $374,000, respectively, and a tax benefit of $823,000 and a tax provision of $472,000, respectively.

On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary. Prior to June 30, 2013, we had an 80% controlling interest in ICE and TSG had a 20% noncontrolling interest in ICE.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

Liquidity and Capital Resources

General

As of September 30, 2014, we had $12.5 million of cash and cash equivalents and $1.8 million of short-term investments. On July 14, 2014, we acquired HP for a cash payment of $21.9 million, plus 815,991 shares of our Class A common stock, net, with such shares of Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of $7.1 million as of the acquisition date.

On August 8, 2014, we acquired ASIA, a Texas insurance brokerage, for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration.

See Note 2 of the accompanying condensed consolidated financial statements for further information related to these acquisitions.

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Nine months ended September 30,
	2014	2013
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$325	$(3,444)
Net cash used in investing activities	(2,174)	(31,445)
Net cash (used in) provided by financing activities	(2,735)	53,583
Net increase in cash and cash equivalents	$(4,584)	$18,694

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the nine months ended September 30, 2014 as compared to negative cash flow from operating activities during the nine months ended September 30, 2013. The cash provided by operating activities for the nine months ended September 30, 2014 was primarily attributable to an increase in accounts payable, accrued expenses and other liabilities by $4.4 million, offset by an increase in cash held on behalf of others by $3.8 million and advance commissions by $3.0 million. The cash used in operating activities for the nine months ended September 30, 2013 was primarily attributable to the $5.5 million contract termination expense, an increase in advanced commissions of $1.1 million and an increase in selling, general and administrative expenses, partially offset by an increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2014 included cash used to acquire business of $22.0 million, proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $5.5 million, which were offset by acquisitions of available-for-sale securities and payments for deposits and purchase of property and equipment of $18.0 million, $500,000 and $210,000, respectively.  During the nine months ended September 30, 2013, cash used in investing activities was primarily due to the acquisition of short-term investments of $21.4 million and cash consideration paid for the acquisition of Secured of $9.9 million, net of cash acquired.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, cash used in financing activities was $2.7 million, which was primarily due to distributions made to members of HPIH and payments made towards contingent acquisition consideration of $1.1 million and $1.4 million, respectively. During the nine months ended September 30, 2013, cash provided by financing activities was $53.6 million which consisted of $60.8 million of proceeds from the IPO, net of underwriting discounts and commissions of $4.5 million, partially offset by payments made on debt and other obligations of $3.4 million, payments for equity issuance costs of $1.6 million, and $1.6 million of distributions to members of HPIH.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 10 of the accompanying condensed consolidated financial statements.

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

Revenue Recognition

Our revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans, fees for distributors and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of September 30, 2014 and December 31, 2013 was $156,000 and $77,000, respectively.

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

Our goodwill balance arose from our previous acquisitions. See Note 2 and Note 4 of the accompanying condensed consolidated financial statements for further information on these acquisitions and our goodwill balance as of September 30, 2014 and December 31, 2013.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within selling, general and administrative expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the quarter ended September 30, 2014 would have affected net income by approximately $16,000.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

The following represent material updates to our risk factors and should be read in conjunction with the risk factors disclosed in our 2013 Annual Report on Form 10-K.

HealthPocket Risk Factors

We may not be able to successfully recognize anticipated synergies between HealthPocket and HII or retain key HealthPocket employees

We anticipate that our HealthPocket business, which we acquired in July 2014, will become an increasingly significant part of our company’s consolidated revenues and business over time.  The success of the HealthPocket acquisition depends on our ability to leverage the assets and business of HealthPocket to expand our business, develop new products, and grow our company’s consolidated revenues and net income.  This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources.  In order to successfully leverage the HealthPocket acquisition and expand our business, we will need to integrate, motivate, and retain current and new HealthPocket employees.  Many of these employees are based in Silicon Valley, the location of HealthPocket’s offices, and recruiting and retaining top employees in Silicon Valley is very challenging because it is a competitive employment market.  If we do not effectively integrate HealthPocket, retain its key employees and manage any resulting anticipated growth, our ability to develop new products and grow the consolidated business in the manner anticipated by the acquisition will suffer.

HealthPocket’s business would be harmed if it loses its referral customers or if it becomes dependent upon a limited number of third-party customers

HealthPocket earns revenue through referral marketing services, the sale of consumer referrals and advertising to insurance agents, health plans, and related parties who form HealthPocket’s customer base.  This revenue model is different than our historical business of commission-based distribution, and due to HealthPocket’s limited operating history, we are unable to predict the efficiency which we will be able to manage and grow this referral revenue model.

HealthPocket referral agreements with insurance agents and carriers are typically non-exclusive and terminable on short notice by either party for any reason.  These customers could in the future be unwilling to pay referral fees to HealthPocket or may determine to reduce the referral compensation they pay to HealthPocket for a variety of reasons, including for competitive or regulatory reasons. The termination or amendment of HealthPocket’s referral relationships with its insurance agent or carrier customers will harm HealthPocket’s business.

Additionally, it is a Company strategy for HPIH and its insurance agent subsidiaries to service an increasing number of HealthPocket leads and, in turn, reduce the percentage of referrals sold to third parties to generate referral revenue. However, as a result of this strategy, we will experience a reduction in referral revenue in the short term, potentially in favor of enhanced commission revenue in the long term.  If state departments of insurance or federal regulators were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to cause HealthPocket’s referral business to fall under the laws governing insurance agents or otherwise prohibit a referral relationship between HealthPocket and our insurance agency subsidiary, we may be prevented from successfully pursuing this strategy.

The success of HealthPocket’s business depends on the continued availability of government-provided healthcare data

Our HealthPocket.com website aggregates and utilizes government, non-profit, and private data for the U.S. health insurance, Medicare, and Medicaid markets.  A significant portion of this data is gathered from government or government-sponsored institutions through the Open Data Initiative no charge. In the event that this data is no longer available free of charge or if the amount of data is reduced or otherwise deleteriously modified by the government agencies providing it, HealthPocket’s business would be materially and adversely affected.

Any legal liability, regulatory penalties, or negative publicity for HealthPocket’s web site information or reputation will harm our business

We provide information on our HealthPocket platform, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the information on our HealthPocket platform. In the ordinary course of operating our HealthPocket business, we have received complaints that the information we provided was not accurate, was misleading or otherwise violated a third party right. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in HealthPocket’s services. As a result, these claims could harm our business, results of operations and financial condition.

Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. Any violation of these regulations could expose us to damages for monetary loss or statutory damages. We would also be harmed to the extent that HealthPocket’s reputation as a trusted source of information is damaged. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

HealthPocket depends upon Internet search engines to attract a significant portion of the consumers who visit our HealthPocket.com website

We derive a significant portion of our HealthPocket.com website traffic from consumers who search for health insurance through Internet search engines, such as Google, Bing and Yahoo!.  A critical factor in attracting consumers to our HealthPocket.com website is whether we are prominently displayed in response to Internet searches broadly relating to health insurance topics.  Search engines typically provide two types of search results, algorithmic listings and paid advertisements.  We rely on both algorithmic listings and paid advertisements to attract consumers to our HealthPocket.com website.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine.  The algorithms determine the order of the listing of results in response to the consumer’s Internet search.  From time to time, search engines update these algorithms. In some instances, these modifications have caused our HealthPocket.com website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our HealthPocket.com website.  We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine.  For example, health insurance exchange websites have recently begun to appear prominently in algorithmic search results.  Our HealthPocket.com website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our HealthPocket.com website.  In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our HealthPocket.com website would decline and we may not be able to replace this traffic, which in turn would harm the business, operating results and financial condition of our HealthPocket business. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of customer acquisition and harm our business, operating results and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our HealthPocket.com website.  We typically pay a search engine for prominent placement of the HealthPocket name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings.  In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term.  As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our HealthPocket platform may become more optimized for the algorithms.  These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term.  We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine.  Additionally, we bid against our competitors and others for the display of these paid search engine advertisements.  Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do.  We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses.  If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, operating results and financial condition.

The success of HealthPocket depends on its ability to maintain effective relationships with its existing marketing partners and establish successful relationships with new marketing partners

In addition to marketing through Internet search engines, HealthPocket enters into contractual marketing relationships with other online and offline businesses that promote HealthPocket.com to their customers and users.  These marketing partners include online advertisers and content providers, and HealthPocket typically compensates its marketing partners for their referrals on a performance basis.   If HealthPocket is unable to maintain successful relationships with its existing marketing partners or fails to establish successful relationships with new marketing partners, our business, operating results and financial condition will be harmed. Additionally, if competition increases with respect to marketing partner relationships, this would increase the cost of compensation agreements with marketing partners and increase the marketing expenses associated with these partners.

The success of HealthPocket depends on the continuation of private health insurance plans available for consumer purchase

HealthPocket.com’s ability to attract consumer traffic and generate referrals is predicated on a health insurance market where consumers have the need for private health insurance and have a plurality of options from which to choose. Should the government regulations reduce or eliminate the availability of health insurance plans provided by private commercial entities then HealthPocket’s ability to produce and monetize consumer referrals would be jeopardized.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2014, other than those previously disclosed in our Current Reports on Form 8-K.

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

As of September 30, 2014, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We had also used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We had also used $5.5 million of the net proceeds to complete the transaction with TSG and Spinner, and $33.7 million of the net proceeds to acquire Secured, HealthPocket and ASIA.  We also utilized a portion of the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $2.8 million. As of September 30, 2014, the fair value of the remaining contingent consideration liability is $3.3 million.  As of September 30, 2014, the fair value of the contingent consideration liability related to ASIA is $1.3 million, and no payments have been made as of September 30, 2014. These acquisitions are described in further detail in Note 2 of the accompanying condensed consolidated financial statements.

We expect to use the remaining proceeds of the offering to fund the cash components of the contingent compensation arrangements related to Secured and ASIA, to expand our advanced commission structure and for general corporate purposes, including potential acquisitions that are complementary to our business or enable us to enter new markets or provide new products or services. The remaining proceeds are currently held in short-term, highly liquid investment accounts, or certificates of deposit.

Issuer Purchases of Equity Securities

The following table lists our deemed share repurchases during the three months ended September 30, 2014. All shares reported were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. We do not have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2014 through July 31, 2014	—	$—	—	—
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	—	—	—	—
Total	—	$—	—	—

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 14, 2014, among Health Insurance Innovations, Inc. SV Merger Sub, Inc., HealthPocket, Inc. Bruce Telkamp, Sheldon Wang, any Holder executing a Letter of Transmittal, Option Cancellation Agreement or Parent Option Agreement, and Randy Herman, as the Representative (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on July 16, 2014).***

4.1

Registration Rights Agreement, dated as of July 14, 2014, between Health Insurance Innovations, Inc. and Randy Herman, as the Representative (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on July 16, 2014).

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
10.3

Membership Interest Purchase Agreement, dated August 8, 2014, between Health Plan Intermediaries Holdings, LLC and Landon A. Jordan (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 12, 2014).****

10.4

Employment Agreement, dated September 2, 2014, between Health Insurance Innovations, Inc. and Dirk A. Montgomery (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 8, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
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

HEALTH INSURANCE INNOVATIONS, INC.
November 19, 2014	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
November 19, 2014	/s/ Dirk A. Montgomery
DIRK A. MONTGOMERY
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)
November 19, 2014	/s/ Joan Rodgers
JOAN RODGERS
CHIEF ACCOUNTING OFFICER (PRINCIPAL ACCOUNTING OFFICER)