Form 10-K
period 2014-12-31
Health Insurance Innovations, Inc.
filed 2015-03-18
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $59.9 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 30, 2014.

As of March 12, 2015, there were 7,796,989 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 6,841,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

INTRODUCTION

In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads LLC, a partially owned venture we and a third party formed in June 2013 and which commenced operations in October 2013. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, SIL, HP and ASIA are consolidated subsidiaries of HII.

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

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We disclaim any intention or duty, other than imposed by law, to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading developer, distributor and virtual administrator of affordable, cloud-based individual health insurance plans and ancillary products. Our subsidiary HealthPocket is a comprehensive consumer comparison shopping website for health insurance plans.

Health Insurance and Ancillary Products

We are an industry leader in the sale of short-term medical (“STM”) insurance plans, which provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options.

Our sales of STM products are supplemented with additional production offerings. In addition to STM plans, we offer guaranteed-issue and underwritten hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to STM and hospital indemnity plans. We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

We design and structure these products on behalf of insurance carriers and market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our distribution partners. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

Our sales of STM and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges (the “Exchanges”) created under the Patient Protection and Affordable Care Act (“PPACA”).

HealthPocket

We acquired HealthPocket in July 2014. HealthPocket provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HealthPocket also enhances our consolidated business operations by aggregating high-quality product sales referrals for STM and other health insurance products and ancillary products. We can monetize these referrals by selling them to third-party marketers of non-STM products and by turning STM referrals into sales of our STM products. In addition, the data aggregated by HealthPocket is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

Health Insurance Industry and Market Opportunity

We believe ongoing changes in the health insurance industry have expanded and reshaped our target market and that changes will continue. For example, PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we refer to, collectively, as “Healthcare Reform,” have presented a broad segment of the population with new requirements, including a mandate requiring most individuals to carry health insurance or face tax penalties; tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; the establishment of a mandatory set of 10 Essential Health Benefits for IMM plans; a mandate that certain employers with over 50 employees offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality. These new requirements have had numerous effects on the insurance market, including a dramatic increase in the unsubsidized average premium for IMM plans as compared to the pre-reform IMM market. As a provider of STM plans, we benefit from the exemption of medical plans with durations less than one year from the MLR requirements but are hindered by its individual mandate-associated tax penalties, which are not avoided through STM plans.

We believe that the implementation of Healthcare Reform has increased the number of Americans in the individual health insurance market. We believe this increase will be primarily driven by two key factors: some employers dropping group coverage and some portion of the additional 48 million uninsured Americans entering the individual insurance market. According to U.S. Census Bureau estimates, 54.9% of the population was covered by employer-sponsored insurance in 2012.When the mandate becomes effective, the estimated penalty employers will face for not providing their employees coverage is $2,000 per employee for employers with over 50 full time equivalent employees (there is no penalty for employers with less than 50 employees), which is significantly less than the estimated price currently paid for employee coverage ($9,000 to $14,000 per employee). According to a Robert Wood Johnson Foundation sponsored study, the employer-sponsored insurance market already “has been declining for more than a decade — a trend that accelerated during the time of the Great Recession (December 2007 to June 2009).” Additionally, STM plans’ wide acceptance among healthcare providers provide additional consumer value at a time when many PPACA health plans are utilizing smaller networks of healthcare providers to control costs.  We believe certain dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market. For example, the minimum MLR thresholds require that IMM carriers use 80% of all premiums collected to pay claims for small group plans and individual policyholders and 85% for large group plans. This has significantly reduced distributor commission rates on IMM policies, forcing many distributors to abandon the traditional face-to-face IMM sales model. Beginning in 2014, IMM carriers are also subject to a pre-existing condition mandate, requiring them to accept all customers regardless of their pre-existing conditions, which will further increase the cost of IMM coverage. Unlike IMM plans, our STM products are exempt from the minimum MLR thresholds, “must-carry” pre-existing conditions requirements, and ten mandatory Essential Health Benefits under Healthcare Reform, allowing us to offer more attractive commission rates to our distributors while providing products with average premiums significantly lower than unsubsidized PPACA health plans.

In addition, Healthcare Reform also required the establishment of Exchanges where individuals can select and purchase health insurance plans. The U.S. Department of Health and Human Services has reported that 11.4 million individuals had signed up for health insurance policies through the Exchanges for the 2015 annual enrollment period. We believe that these Exchanges will further the transition from group-based insurance coverage to individual health insurance coverage and that our STM products will be an attractive option to non-subsidized Exchange health insurance policies. Moreover, studies have shown that consumers are increasingly accessing the Internet to find affordable health insurance solutions. The current number of Internet users in the United States continues to grow and, according to a report published by Pew Research Center, represented 85% of the population in 2013. In addition, according to the same survey, 72% of Internet users looked online for information related to health insurance.

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

Our Strategy

Our objective is to continue to expand our business and increase our presence in the affordable, web-based health insurance solutions market. Our principal strategies to meet this objective are:

•

Drive Continuous Product Innovation. We constantly strive to diversify our product portfolio to provide consumers with more choices for their insurance needs. In addition to our long-standing relationships with our insurance carrier partners, we continue to develop relationships with new partners to improve and increase our product mix to help our customers find the right insurance coverage at the right price points while providing new revenue streams to the Company.

•

Enhance the Consumer Experience. We believe our business benefits from the increasing trend of Internet use by individuals to research and initiate the purchase of health insurance and that our target market is increasingly researching and applying for health insurance products online and shifting away from more traditional buying patterns.

•

Online sales experience via AgileHealthInsurance.com. In 2015, we plan to launch a direct-to-consumer insurance web site that will help consumers research health insurance trends, comparison shop, and purchase insurance under the AgileHealthInsurance™ brand. AgileHealthInsurance.com will be one of the first internet sites dedicated to helping consumers understand the benefits of Term Health Insurance.  We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, including STM and certain ancillary products. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will be able to find the lowest prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance will be launching what we believe will be a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology has been developed by engineers with decades of experience working on top-tier e-Commerce web sites known for their ease-of-use. The website will include research on Term Health Insurance topics that will be available to the public for free. Term Health Insurance is a health insurance product that covers doctor visits, hospitalizations, emergency care, lab tests, x-rays, and other common medical needs. The AgileHealthInsurance business will be operated in Silicon Valley and will share resources with the HP team.

•

Online Health Insurance Search and Comparison with HealthPocket. The addition of HealthPocket to our business provides consumers with what we believe is one of the most comprehensive sources of online information related to health insurance plans, aiding in their health insurance decision-making. HealthPocket.com’s easy-to-use interface allows consumers to compare different health insurance plan options and includes research articles and other resources about health insurance, health care and their options as consumers.

•

Strengthen and Grow Distribution Channels. The extensive distribution network we access includes owned and independent call centers that utilize licensed agents to sell insurance products. We operate three owned call centers: ICE and Secured in Florida, and ASIA in Texas. The majority of our sales come from owned or exclusive call centers, and we believe that this creates an advantage for the company that allows us to more rapidly and efficiently bring to market and sell new and existing products. Over the past three years, we have aggressively grown our distribution network and will continue to make growth of our distribution network a focus.  As measured by the number of call center agents, our distribution network grew significantly in 2014. As of December 31, 2014 our distribution network consisted of 110 licensed call centers and 279 wholesalers that work with over 17,000 licensed brokers. This compares to 93 licensed call centers, 232 wholesalers and 10,700 licensed brokers as of December 31, 2013. We offer an appealing, incentive-based compensation structure to our distributors that we believe motivates distributors to partner with us. By continuing to offer highly competitive commission rates and advance commission arrangements, we believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to grow our distributor relationships.

•

Leverage the Acquisition of HealthPocket.  In addition to the advantages HealthPocket provides to consumers, HealthPocket will enhance our consolidated business operations. Utilizing HealthPocket’s data aggregation technology, we can measure consumer trends in searching for insurance information to find demand for certain products. We can utilize this data, along with the data mined from A.R.I.E.S, to help us build insurance products that are valuable and sought after by consumers which we believe will drive revenue growth. Another significant area of leverage as a result of the HealthPocket acquisition is utilization of the HealthPocket team to design the technology platform for the AgileHealthInsurance business. The HealthPocket team has significant experience in the design and operation of direct-to-consumer internet-based businesses.

Our Competitive Strengths

Proprietary, Web-Based, Direct-to-Consumer Technology Platforms

Since we began operations in 2008, we have invested significant financial and human resources in building a unique and scalable proprietary, web-based technology platform. Our technology represents a distinct competitive advantage as it reduces the need for customer care agents, the time associated with billing, underwriting, fulfillment, sale and marketing and provides significant operating leverage as we add members and product offerings. We have acquired the intellectual property rights to certain software-based technologies as further explained below.

Automated Real-Time Integrated E System (“A.R.I.E.S”)

A.R.I.E.S. is our proprietary product, distribution, and customer management platform.  We believe A.R.I.E.S represents a distinct competitive advantage as it reduces the need for customer care agents and provides significant operating leverage as we add members and product offerings. The A.R.I.E.S. platform processes and combines data that is used in insurance plan and product design, sales and distribution of our products and product bundles, member services, business and regulatory compliance, and general reporting. Key elements of A.R.I.E.S include:

•

Quote-Buy-Print. Individuals access our technology platform through our distribution partners and can quote products and buy and print their policy documents and identification cards anytime, anyplace.

•

Automated Underwriting. The entire underwriting process is handled by A.R.I.E.S. through the use of health questionnaires approved by the insurance carriers. Because our STM products are largely targeted to healthy individuals who do not have pre-existing conditions, we do not have a traditional underwriting department. Underwriting is an immediate accept or reject decision based on a prospective member’s answers to an abbreviated online health-related questionnaire.

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
•

Verification and Compliance. We have adopted EchoSign technology from Adobe, Inc. which streamlines compliance by providing real-time verification to our members’ mobile devices. This technology has allowed us to further automate our compliance program, enhancing quality while minimizing overhead and allowing us to offer higher commissions to our distributors. We also employ the HiiVe technology system, which streamlines compliance by providing real-time sales scripting and monitoring for distributors to ensure customers are making informed purchase decisions. The HiiVe compliance system enables us to record each enrollment phone call, retrieve archived calls within seconds and score calls based on script adherence.

HealthPocket.com

HealthPocket.com provides consumers with access to leading health insurance information search and comparison technology, allowing consumers to compare and rank health insurance plans for an individual, family or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HealthPocket.com’s significant technology advantages include:

•

Leading data aggregation technology. We believe the size of HealthPocket.com's content far exceeds government exchanges as well as commercial website alternatives. HealthPocket.com uses only objective data from government, non-profit, and private sources that carry no conditions that might restrict the site from serving as an unbiased resource.

•	Search technology. HealthPocket.com’s search and comparison technologies and user-friendly interface make it easy for consumers to find and sort their health plan options.
•	Proprietary health plan rankings. HealthPocket.com’s proprietary health plan rankings help consumers select the specific plan that best meets their unique needs.

Established Long-Standing Insurance Carrier Relationships

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

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. Our relationships with highly rated insurance carriers include HCC Life Insurance Company, Companion Life Insurance Company, Standard Life and Accident Insurance Company, Nationwide Mutual Insurance and US Health Group, among others. We also continue to develop relationships with new carriers to help us expand our product portfolio.

Extensive Long-Term Relationships with Licensed Insurance Distributors

We believe our product expertise, our relationships with multiple insurance carriers, our focus on compliance and our technology platforms make us a partner of choice for our distributors. We have extensive knowledge of the individual health insurance products that we design and fulfill, which allows us to assist our distributor partners in placing business. Our management team has built a broad distribution network and continuously adds new independent distributors.

Seasoned Management Team

Our management team has substantial experience and long-standing relationships developed over long periods in the insurance and online insurance marketing industries. Our management team draws on its industry experience to identify opportunities to expand our business and collaborate with insurance carriers and distributors to help develop products and respond to market trends.

Our Products

Our differentiated product offering allows us to build leading positions in our target markets for insurance products and related services. The key products we provide include:

•

Short-Term Medical Plans. Our STM plans cover individuals for up to 364 days with a wide range of co-pay and deductible options at approximately half the cost of IMM plans. Because the STM plans we offer are not required to pay the ongoing medical benefit cost associated with pre-existing and often chronic health conditions, and since STM policies terminate after their initial term, these policies have been designed by us with substantially lower customer premiums as compared with Exchange or off-Exchange IMM insurance. STM plans generally offer similar benefits for qualifying individuals as IMM plans. For example, both STM plans and IMM plans offer a choice of deductibles, a choice of coinsurance, coverage for emergency room care, surgeries, x-rays, lab work, diagnostics, doctor office co-payments, and preferred provider organization network discounts. However, while IMM plans cover prescription drugs, pre-existing conditions and preventive care, STM plans provide optional coverage for prescription drugs and do not cover pre-existing conditions or preventive care unless such coverage is mandated by the state. STM plans also do not cover certain medical events such as pregnancy. Additionally, while IMM plans have guaranteed renewability and can be of a permanent duration, the issuance of a subsequent STM plan is not guaranteed and STM plans have a limited duration of up to 12 months.

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

•

Ancillary Products. We provide numerous low-cost ancillary insurance products, including pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans. These are typically monthly policies with automatic renewal.  We also offer Deductible and Gap Protection Plans. These plans help customers with accident expenses that their PPACA or IMM plans may not cover until full deductibles are met, as well as healthcare services not necessarily included in their PPACA coverage.

Sales and Marketing

Our sales and marketing initiatives primarily consist of hiring experienced sales professionals to strengthen our relationships with existing and potential third-party distributors, implementing marketing campaigns and attending industry-sponsored events. We utilize our owned call centers - Secured, ICE, and ASIA - and exclusive and non-exclusive independent third-party distributors to market our products directly to potential members. Our sales and marketing activities also include internal referral generation and acquisition, customer referrals and online marketing. We focus on building brand awareness among our distributors and members, increasing the number of distributors and converting sales leads into buyers.

Seasonality

Our business of marketing STM and ancillary plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Prior to 2013, we experienced a higher volume of new member enrollment from graduating students during the third fiscal quarter when such students purchase our products, producing a seasonal increase in revenue, and a lower volume of new member enrollment during the fourth quarter due to the holiday season. In 2013, the volume of new member enrollment in the fourth quarter increased due to the effectiveness of the individual insurance mandate of Healthcare Reform beginning in 2014. Under Healthcare Reform, PPACA is proposing to hold open enrollment periods during the first quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016, at which time individuals can enroll in individual insurance programs. During the times that these open enrollment periods are closed, we have the capability to sell our STM products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change as the implementation of Healthcare Reform continues and our markets continue to change. For instance, we believe that HealthPocket will be a largely seasonal business as a higher level of traffic to HealthPocket.com will come during the Medicare and PPACA open-enrollment periods.

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

Exchanges. Government-administered Exchanges have been established under Healthcare Reform where individuals can select and purchase health insurance plans. These Exchanges have not been in existence for sufficient duration to forecast reliably their usage by consumers. However, the U.S. Department of Health and Human Services has reported that 11.4 million individuals had signed up for health insurance policies through the Exchanges for the 2015 annual enrollment period. In addition, press accounts of private exchanges indicate that private companies have established their own websites modeled after the Exchanges required by Healthcare Reform.

National insurance brokers. Although insurance brokers have traditionally not focused on the affordable STM market, they may enter our markets and could compete with us. These large agencies have existing relationships with many of our carrier companies, are licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies have partnered with us in order to offer our services to their customer and member bases.

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

For more information see Item 1A. Risk Factors—“We rely on third-party vendors to develop, host, maintain, service and enhance our technology platform” and Item 1A. Risk Factors—“Our failure to obtain, maintain and enforce the intellectual property rights on which our business depends could have a material adverse effect on our business, financial condition and results of operations.”

Strategic Acquisitions and Other Transactions

Part of our continuing business strategy is to acquire, or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. During 2014, we acquired all the outstanding equity of HP, and all the outstanding membership interests of ASIA. During 2013, we acquired all of the outstanding equity of Secured; formed a joint venture, SIL; and acquired the remaining interest in ICE not previously owned by us.

In August 2014, we acquired all the outstanding membership interests of ASIA from its sole member. In consideration for this acquisition, we made a cash payment of $1.8 million and agreed to pay up to $2.2 million in contingent consideration payable in cash. This amount is payable in two cash payments of $1.2 million and $1.0 million, respectively, if ASIA attains certain amounts of adjusted EBITDA (as defined by the Purchase Agreement) during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016. In addition, the previous sole member entered into employment with us. This transaction is expected to increase the efficiency of our distribution network, reduce enterprise risk from enhanced oversight of our distribution, add sales lead management expertise and provide technological and cost-saving synergies. There can be no assurance that our goals for this acquisition will be achieved.

In July 2014, we acquired all the outstanding equity of HP. In consideration for this acquisition we made a cash payment of approximately $21.9 million and 900,900 shares of Class A common stock, $0.001 par value per share, with such shares of the Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share. Under the terms of the Merger Agreements, the former equity holders of HP may elect to receive cash or shares of our Class A common stock. Two majority shareholders have agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that are not elected to be received as consideration by other former HP equity holders. In addition the majority shareholders entered into employment with us. This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, broad consumer and industry data to facilitate our entry into new markets and revenue streams, advanced health information technology to position us to better assist our stakeholders, including customers, insurance brokers and insurance carriers, and other technological and operational synergies. There can be no assurance that our goals for this acquisition will be achieved.

In 2013, we and a third party formed SIL, a consolidated entity intended to procure sales leads for us and our independent distributors. We have made $492,000 in contributions to SIL as of December 31, 2014 under our related agreement. The third party is not required to make any equity contributions. As long as all of our capital contributions have not been returned to us, we may cause SIL to take any significant actions affecting SIL’s day-to-day operations, or cause the sale of assets or liquidation of SIL, without the consent of SIL’s other member. The goal of SIL is to procure sales leads to distribute to us and to our independent distributors. There can be no assurance that our goals for this venture will be achieved.

In July 2013, we acquired all of the outstanding equity in Secured. Each Secured entity was converted to a limited liability company shortly after closing. In consideration for this acquisition we made a cash payment of $10.0 million and agreed to pay contingent consideration. As subsequently amended, this contingent consideration consists of cash payments in an aggregate amount up to $6.6 million. In addition, certain principals of Secured entered into employment with us. Secured was previously one of our largest independent distributors, with an established call center facility. The operating results of Secured are a part of our consolidated results of operations from the date of acquisition and has consequently reduced commission payments that we would otherwise be required to make. The goal of this acquisition is to increase the efficiency of our distribution network, reduce enterprise risk from enhanced oversight of our distribution, add sales lead management expertise and provide technological and cost-saving synergies. There can be no assurance that our goals for this acquisition will be achieved.

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

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Many of the PPACA regulations became effective on or before January 1, 2014. The Exchanges began enrolling members in October 2013. In early 2014, the mandate that requires employers with over 50 employees to offer their employees PPACA-compliant employer-sponsored group health insurance coverage or face tax penalties was delayed until 2015 for companies with 100 or more employees and until 2016 for companies with 50 to 99 employees.

Although the Supreme Court of the United States upheld Healthcare Reform’s mandate requiring individuals to purchase health insurance in 2012, some uncertainty about whether parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended is expected to continue with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under “Item 1. Business—Health Insurance Industry and Market Opportunity,” Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Anti-Kickback Laws

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration given with the intent to induce the referral of patients or other health-care program related business. The federal Anti-Kickback Statute makes it unlawful for individuals or entities to knowingly and willfully offer, pay, solicit, or receive any remuneration, directly or indirectly, to induce or reward referrals of items or services reimbursable by a federal healthcare program. Where remuneration is paid purposefully to induce or reward referrals of items or services payable by a federal healthcare program, the Anti-Kickback Statue is violated. For purposes of the Anti-Kickback Statute, “remuneration” includes the transfer of anything of value, directly or indirectly, overtly or covertly, in cash or in kind. There are also state law corollaries to the federal Anti-Kickback Statute. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from federal healthcare programs.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. There are also state law corollaries to the federal False Claims Act. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws.

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

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which is anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our carrier companies’ and our clients’ health plans generally will be covered entities, and as their business associate they may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. Under the new HIPAA regulations, business associates and covered entities can each be held individually responsible for privacy and data security breaches.

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

Consumer Protection Laws

Federal and state consumer protection laws are being increasingly enforced by the United States Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”), and the various states’ attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of web site content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, concerning consumer notice, choice, security and access.

State Insurance Laws

Some of the states in which we operate have laws prohibiting unlicensed persons or business entities, including corporations, from making certain direct and indirect payments or fee-splitting arrangements with licensed insurance agents and brokers. Possible sanctions for violation of these restrictions include loss of license and civil penalties. These statutes vary from state to state, are often vague, and have seldom been interpreted by the courts or regulatory agencies.

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

State regulations may also require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with such associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association (“Med-Sense”), a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, and Med-Sense exclusively endorses the insurance products that we offer. Under the agreement, we receive a monthly fee per member. Our agreement with Med-Sense is automatically renewable for one-year terms, unless terminated on 120 days written notice by either party. The agreement is also terminable on 15 days’ written notice by either party under certain circumstances, such as in the case of a breach of the agreement.

Industry Consolidation

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. For example, for the year ended December 31, 2014, two carriers accounted for 43% and 36% of our premium equivalents. For the year ended December 31, 2013 three carriers accounted for 41%, 22% and 20% of our premium equivalents.

As a result of this trend, it may become necessary for us to offer insurance plans or products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Any of our insurance carriers may terminate our agreements with them resulting from a failure of its business due to a decline in sales volumes, unavailability of reinsurance or a failure of business strategy, which could adversely affect our business. Should our dependence on a smaller number of insurance carriers increase, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market.

Employees

As of December 31, 2014, we had 285 employees, of which 282 were full-time employees. As of December 31, 2013, we had 168 employees, of which 166 were full-time employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees is represented by a labor union.

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

If we are unable to retain our members, our business and results of operations could be harmed.

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

Our business could be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new relationships with insurance carriers.

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

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. For example, for the year ended December 31, 2014, HCC Medical Insurance Services Company accounted for 43% of our premium equivalents and Companion Life accounted for 36% of our premium equivalents. As a result of this trend, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. In addition, one or more of our insurance carriers could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, and failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition.

Our business could be harmed if we lose our relationships with independent distributors, fail to maintain good relationships with independent distributors, become dependent upon a limited number of third-party distributors or fail to develop new relationships with third-party distributors.

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

Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party partners, particularly Med-Sense, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such partners, or our failure to enter into agreements with partners in the future could harm our business, results of operations and financial condition. If our partners are unable or unwilling to provide the services necessary to support our business, or if our agreements with such partners are terminated, our operations could be significantly disrupted. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party partners. In addition, third-party partners may not be able to provide the services required in order to meet the changing needs of our business.

We rely on third-party vendors to develop, host, maintain, support and enhance our technology platform. In particular, we are party to agreements with BimSym pursuant to which BimSym provides various professional services relating to our A.R.I.E.S. technology platform, including hosting, support, maintenance and development services. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors, particularly BimSym, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors, or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. If our vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business.

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

Any of these effects could materially harm our business, results of operations and financial condition. For example, the manner in which the federal government and the states implement Healthcare Reform could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans and products we are able to sell and the geographies in which we are able to sell them. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans and products in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans and products for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans and products or determine not to sell individual health insurance plans and products altogether, our business, results of operations and financial condition could be materially harmed.

Many of Healthcare Reform’s most significant reforms, such as the establishment of the Exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective only recently. Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. Based upon our understanding of the Healthcare Reform rules, many of the health insurance products that we sell will not be deemed qualified insurance policies and will not exempt our customers from these penalties. If the cost of the insurance policies that we sell, together with any penalties that our potential customers could be required to pay, are not less than the cost of qualifying health insurance policies, or our policies are otherwise perceived as inferior to qualifying insurance policies by potential customers, our business, revenues and results of operations could be materially harmed.

Compliance with the strict regulatory environment applicable to the health insurance industry and the specific products we sell is difficult and costly. If we fail to comply with the numerous laws and regulations that are applicable to our business, our business and results of operations could be harmed.

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to each state. In addition, each distributor who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in the majority of states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;
•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•	require and regulate disclosure in connection with the sale and solicitation of health insurance;
•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;
•	determine which entities can be paid commissions from carriers;
•	regulate the content of insurance-related advertisements, including web pages;
•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;
•	impose fines and other penalties; and
•	impose continuing education requirements on agents and employees.

Although we believe we are currently in compliance with applicable insurance laws and regulations, due to the complexity, periodic modification and differing interpretations of insurance laws and regulations and the number of third parties with which we have relationships, we may not have always been, and we may not always be, in compliance with such laws and regulations. Failure to comply could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation. Because some members, distributors and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and could harm our business, results of operations and financial condition.

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

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, once health insurance pricing is set by the insurance carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit insurance carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with insurance carriers or other agents and brokers on the price of the health insurance products offered on our distribution platform. We are also currently allowed to base our revenue structure on various commissions and fees, including commissions from insurance premiums and enrollment, monthly administrative fees and discount benefit fees. However, future laws and regulations could negatively adjust the commissions and fees we receive. If current laws or regulations change, we could be forced to reduce prices, commissions and fees or provide rebates or other incentives for the health insurance products sold through our online platform, which could harm our business, results of operations and financial condition.

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

Numerous health insurance plans and products are available to individuals in any given market. Most of these plans and products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. In addition, Exchange websites experienced high profile performance issues upon and after their public availability. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity and the aforementioned performance issues have contributed to a perception held by many individuals that individual health insurance is prohibitively expensive and difficult to obtain. If individuals are not informed about the availability and accessibility of affordable health insurance, our business may not grow and our results of operations and financial condition could be harmed.

Changes in the quality and affordability of the health insurance plans and products that insurance carriers offer to us for sale through our technology platform could harm our business and results of operations.

The demand for health insurance marketed through our technology platform is affected by, among other things, the variety, quality and price of the health insurance plans and products we offer. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans and products in our markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, the implementation of Healthcare Reform or otherwise, our sales may decrease and our business, results of operations and financial condition could be harmed.

If we are not able to maintain and enhance our name recognition, our business and results of operations could be harmed.

We believe that maintaining and enhancing our name recognition is critical to our relationships with existing members, third-party distributors and insurance carriers and to our ability to attract new members, independent distributors and insurance carriers. The promotion of our name may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult. We also expect our marketing expenditures in future periods to increase. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. If we do not successfully maintain and enhance our name recognition, our business may not grow and we could lose our relationships with insurance carriers, independent distributors or members, which could harm our business, results of operations and financial condition.

In addition, we cannot be certain of the impact of media coverage on our business. If it were to be reduced, the number of distributors selling our products could decrease, and our cost of acquiring members could increase, both of which could harm our business, results of operations and financial condition.

If individuals or insurance carriers opt for more traditional or alternative channels for the purchase and sale of health insurance, our business could be harmed.

Our success depends in part upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact directly or indirectly the distributors that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for individual health insurance plans and services specifically;
•	individuals’ willingness and ability to conduct their own health insurance research;
•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;
•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and
•	insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance plans and products.

If individuals and carriers determine that other sources of health insurance and health insurance applications are superior, our business will not grow and our results of operations and financial condition could be harmed.

Any legal liability, regulatory penalties, or negative publicity for the information on our platform or that we otherwise distribute or provide could likely harm our business and results of operations.

We provide information on our platform, through our call center partners and in other ways regarding health insurance in general and the health insurance plans and products we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. We also regularly provide health insurance plan information in the scripts used by our customer call center partners. If the information we provide on our platform, through our customer call center partners or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, insurance carriers and others could attempt to hold us liable for damages, our relationships with insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our services. As a result, these types of claims could harm our business, results of operations and financial condition. Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. Any violation of these regulations could expose us to damages for monetary loss or statutory damages.

In the ordinary course of our business, we may receive inquiries from state regulators relating to various matters or in the future become involved in litigation. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

If we do not continue to attract new individual customers, we may not achieve our revenue and premium equivalents projections, and our results of operations could be harmed.

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

Advance commission arrangements between us and some of our third-party distributors expose us to the credit risks of such distributors and may increase our costs and expenses, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advance commission payments to some of our independent distributors in order to assist them with the cost of lead acquisition. As of December 31, 2014, we had a prepayment balance for advance commissions of approximately $6.0 million under such arrangements. Part of our strategy is to expand the practice of paying advance commissions, so we expect such balance to increase significantly in the future. In such cases where we make advance commission payments, we receive security interests in collateral, as well as, personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would rank as secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality could cause fluctuations in our financial results.

Our business of marketing individual STM insurance plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Prior to 2013, we experienced a higher volume of new member enrollment from graduating students during the third fiscal quarter when such students purchase our products, producing a seasonal increase in revenue, and a lower volume of new member enrollment during the fourth quarter due to the holiday season. In 2013, the volume of new member enrollment in the fourth quarter increased due to the effectiveness of the individual insurance mandate of Healthcare Reform beginning in 2014. Under Healthcare Reform, the Exchanges will hold open enrollment periods during the first quarter of 2015, at which time individuals can enroll in individual insurance programs. Other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change as the implementation of Healthcare Reform continues and our markets continue to change.

Any seasonality that we experience could cause fluctuations in our financial results.

If we are unable to successfully introduce new technology solutions or services or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

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

Third-parties may claim that we, our members, our licensees or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. Any claims that we violate a third-party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement entitling us to indemnity against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

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

We have expanded our operations significantly since 2008. This has significantly increased the demands on our management, our operational and financial systems and infrastructure and other resources. If we do not effectively manage our growth, the quality of our services could suffer. In order to successfully expand our business, we must effectively integrate, develop and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

If we are unable to maintain a high level of service, our business and prospects could be harmed.

One of the key attributes of our business is providing high quality service to our insurance carriers, distributors and members. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially adversely affect our results of operations. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle customer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our results of operations and prospects could be harmed.

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
•

Federal and state consumer protection laws are increasingly being applied by the FTC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Under the HITECH Act, as a business associate we may also be directly or independently liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. In addition, numerous other federal and state laws protect the confidentiality of individually identifiable information as well as employee personal information, including state medical privacy laws, state social security number protection laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our members and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business could be harmed.

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses and, social security, bank account and credit card numbers, as well as information regarding the medical history of members in connection with their applications for insurance. In certain cases such information is provided to third-parties, for example to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members’ confidential information) could damage our reputation and our relationship with our members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

We depend upon third parties, including telephone service providers and third-party software providers, to operate our customer service call center. Any failure of the systems upon which we rely in the operation of our customer service call center could negatively impact sales as well as our relationship with members, which could harm our business, results of operations and financial condition.

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

We will be required to pay the existing and potential future holders of Series B Membership Interests of HPIH most of the tax benefits that we may receive as a result of any future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself, and the amounts we pay could be substantial.

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

We have entered into a tax receivable agreement with entities that hold Series B Membership Interests that are beneficially owned by Michael W. Kosloske, our founder, Chairman of the Board, President and Chief Executive Officer, and potential future members of HPIH, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from exchanges of Series B Membership Interests as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income.

In addition, the tax receivable agreement provides that in the case that we exercise our right to early termination of the tax receivable agreement or in the case of a change in control or a material breach by us of our obligations under the tax receivable agreement, the tax receivable agreement will terminate, and we will be required to make a payment equal to the present value of future payments under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where Mr. Kosloske may have interests that differ from or are in addition to those of our stockholders.

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

We completed our IPO in February 2013. From that time through December 31, 2014, shares of our Class A common stock have traded between a low of $5.30 per share to a high of $15.86 per share. Several entities have reported owning, as of December 31, 2014, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

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

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of March 12, 2015, 6,841,667 Series B Membership Interests were outstanding. As of that date, there was an effective registration statement covering the resale of Class A common stock delivered in exchange for the Series B Membership Interests, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Also as of March 12, 2015, there were approximately 574,000 outstanding stock appreciation rights exercisable for shares of our Class A common stock which are held by our directors and executive officers.

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws and the beneficial ownership of a majority of our shares by one person may deter third-parties from acquiring us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to fill a vacancy on the board of directors;
•	prohibit stockholder action by written consent;
•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;
•	provide that special meetings of stockholders may be called only by the board of directors, the chairman of the board of directors or the chief executive officer;
•	establish advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at stockholder meetings;
•	directors may be removed only for cause and only upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote
•

 certain provisions of our amended and restated certificate of incorporation may only be amended upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote; and

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

These anti-takeover defenses, the beneficial ownership of a majority of our shares by one person and other factors could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions that our stockholders desire.

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

Our internal control over financial reporting may not be effective in the future, and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

Although we have determined that our internal control over financial reporting is effective as of December 31, 2014, we previously identified a material weakness in our controls over the design and operation of the financial statement close process that was remediated as of December 31, 2013. If we fail in the future to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

HealthPocket Risk Factors

We may not be able to successfully recognize anticipated synergies between HP and HII or retain key HP employees

We anticipate that our HP business, which we acquired in July 2014, will become an increasingly significant part of our consolidated revenues and business over time. The success of the HP acquisition depends on our ability to leverage the assets and business of HP to expand our business, develop new products, and grow our consolidated revenues and net income. This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources. In order to successfully leverage the HP acquisition and expand our business, we will need to integrate, motivate, and retain current and new HP employees. Many of these employees are based in Silicon Valley, the location of HP’s offices, and recruiting and retaining top employees in Silicon Valley is very challenging because it is a competitive employment market. If we do not effectively integrate HealthPocket, retain its key employees and manage any resulting anticipated growth, our ability to develop new products and grow the consolidated business in the manner anticipated by the acquisition will suffer.

HP’s business could be harmed if it loses its referral customers or if it becomes dependent upon a limited number of third-party customers

HP earns revenue through referral marketing services, the sale of consumer referrals and advertising to insurance agents, health plans, and related parties who form HP’s customer base. This revenue model is different than our historical business of commission-based distribution, and due to HP’s limited operating history, we are unable to predict the efficiency which we will be able to manage and grow this referral revenue model.

HP referral agreements with insurance agents and carriers are typically non-exclusive and terminable on short notice by either party for any reason. These customers could in the future be unwilling to pay referral fees to HP or may determine to reduce the referral compensation they pay to HP for a variety of reasons, including for competitive or regulatory reasons. The termination or amendment of HP’s referral relationships with its insurance agent or carrier customers will harm HP’s business.

Additionally, it is a Company strategy for HPIH and its insurance agent subsidiaries to service an increasing number of HP leads and, in turn, reduce the percentage of referrals sold to third parties to generate referral revenue. However, as a result of this strategy, we will experience a reduction in referral revenue in the short term, potentially in favor of enhanced commission revenue in the long term. If state departments of insurance or federal regulators were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to cause HP’s referral business to fall under the laws governing insurance agents or otherwise prohibit a referral relationship between HP and our insurance agency subsidiary, we may be prevented from successfully pursuing this strategy.

The success of HP’s business depends on the continued availability of government-provided healthcare data

Our HealthPocket.com website aggregates and utilizes government, non-profit, and private data for the U.S. health insurance, Medicare, and Medicaid markets. A significant portion of this data is gathered from government or government-sponsored institutions through the Open Data Initiative at no charge. In the event that this data is no longer available free of charge or if the amount of data is reduced or otherwise deleteriously modified by the government agencies providing it, HP’s business could be materially and adversely affected.

Any legal liability, regulatory penalties, or negative publicity for HP’s web site information or reputation will harm our business

We provide information on our HP platform, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the information on our HP platform. In the ordinary course of operating our HP business, we have received complaints that the information we provided was not accurate, was misleading or otherwise violated a third party right. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in HP’s services. As a result, these claims could harm our business, results of operations and financial condition.

Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. Any violation of these regulations could expose us to damages for monetary loss or statutory damages. We would also be harmed to the extent that HP’s reputation as a trusted source of information is damaged. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

HP depends upon Internet search engines to attract a significant portion of the consumers who visit our HealthPocket.com website

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s Internet search. From time to time, search engines update these algorithms. In some instances, these modifications have caused our HealthPocket.com website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our HealthPocket.com website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, health insurance exchange websites have recently begun to appear prominently in algorithmic search results. Our HealthPocket.com website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our HealthPocket.com website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our HealthPocket.com website could decline and we may not be able to replace this traffic, which in turn could harm the business, operating results and financial condition of our HP business. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of customer acquisition and harm our business, results of operations and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our HealthPocket.com website. We typically pay a search engine for prominent placement of the HP name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our HP platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, results of operations and financial condition.

The success of HP depends on its ability to maintain effective relationships with its existing marketing partners and establish successful relationships with new marketing partners

HP enters into contractual marketing relationships with other online and offline businesses that promote HealthPocket.com to their customers and users. These marketing partners include online advertisers and content providers, and HP typically compensates its marketing partners for their referrals on a performance basis. If HP is unable to maintain successful relationships with its existing marketing partners or fails to establish successful relationships with new marketing partners, our business, results of operations and financial condition will be harmed. Additionally, if competition increases with respect to marketing partner relationships, this would increase the cost of compensation agreements with marketing partners and increase the marketing expenses associated with these partners.

The success of HP depends on the continuation of private health insurance plans available for consumer purchase

HealthPocket.com’s ability to attract consumer traffic and generate member interest is predicated on a health insurance market where consumers have the need for private health insurance and have a plurality of options from which to choose. Should the government regulations reduce or eliminate the availability of health insurance plans provided by private commercial entities then HP’s ability to produce and monetize consumer referrals could be jeopardized.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, our operations are located in six different cities throughout the U.S. All properties are leased with various expiration dates. Our two reportable segments that utilize these locations include 1) Insurance Plan Development and Distribution (“IPD”), and 2) HP. Our locations and the reportable segments that use these properties are summarized as follows:

Location	Segment	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	IPD	15,700	Leased	December 2019
Sunrise, FL	IPD	15,500	Leased	January 2016
Boca Raton, FL	IPD	4,000	Leased	April 2015
Sunnyvale, CA	HP	1,800	Leased	Month to month
Waxahachie, TX	IPD	2,000	Leased	March 2015
Haltom City, TX	IPD	3,300	Leased	April 2018

We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. Should additional capacity become necessary in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future expansion.

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

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On March 12, 2015, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $7.21 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
2014:
First Quarter	$13.25	$9.71
Second Quarter	12.40	9.20
Third Quarter	14.24	10.47
Fourth Quarter	11.48	5.30

2013:
First Quarter (1)	$15.86	$12.00
Second Quarter	15.61	8.39
Third Quarter	12.94	9.55
Fourth Quarter	14.08	9.61

(1)	Our Class A common stock has been traded since February 8, 2013. Information related to the first quarter of 2013 relates to the period from February 8, 2013 through March 31, 2013.

There is no public trading market for our Class B common stock.

HOLDERS

As of March 12, 2015, 7,900,085 shares of our Class A common stock and 6,841,667 shares of our Class B common stock were issued and 7,796,989 shares of our Class A common stock and 6,841,667 shares of our Class B common stock were outstanding.  As of March 12, 2015, there were 17 Class A common stockholders of record and two Class B stockholders of record.

DIVIDEND POLICY

We have not declared dividends on our Class A common stock for the periods presented above. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Class B common stock is not entitled to any dividend payments under our amended and restated certificate of incorporation.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about the Health Insurance Innovations, Inc. Long Term Incentive Plan (“LTIP”) which is our sole equity compensation plan, as of December 31, 2014. Additional information regarding our plan and the equity awards can be found in Note 9 of the accompanying consolidated financial statements contained elsewhere in this report.

	Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	83,975	(1)	$12.13	22,649
Equity compensation plans not approved by security holders				–
Total	83,975			22,649

(1)

Excludes 593,750 shares issuable upon exercise of our stock appreciation rights with an exercise price in excess of $7.16, the closing price of our Class A common stock on the NASDAQ Global Market on December 31, 2014.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the three months ended December 31, 2014, other than those previously disclosed in our Current Reports on Form 8-K.

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

As of December 31, 2014, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We had also used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, our Chairman, President, and Chief Executive Officer, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We had also used $5.5 million of the net proceeds to complete the transaction with TSG Agency, LLC (“TSG”), a managing general agent of the Company, and $33.7 million of the net proceeds to acquire Secured, HP and ASIA. We used $492,000 to fund start-up costs associated with SIL. We also utilized a portion of the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $3.3 million. As of December 31, 2014, the remaining contingent consideration liability related to Secured was $3.1 million. As of December 31, 2014, fair value of the contingent consideration liability related to ASIA was $1.4 million, and no payments have been made as of December 31, 2014. These acquisitions are described further in Note 2 of the accompanying notes to the consolidated financial statements.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Shares Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization.  The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods.

During the year ended December 31, 2014, we repurchased 43,318 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $7.01.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans		Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2014 - October 31, 2014	1,659	(1)	$9.65	–		–
November 1, 2014 - November 30, 2014	–		–	–		–
December 1, 2014 - December 31, 2014 (2)	43,318	(3)	$6.99	43,318	(4)	756,682
Total	44,977			43,318		756,682

(1)	Shares were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	Our Repurchase Plan commenced on December 19, 2014.
(3)	A total of 43,318 shares were purchased under the Repurchase Plan from December 19, 2014 (the date of inception for the Repurchase Plan) through December 31, 2014.
(4)	The cash paid for 35,593 shares of our Class A common stock repurchased under our Repurchase Plan through December 31, 2014, was not settled until after December 31, 2014.
ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the two years in the period ended December 31, 2014, and its financial condition as of December 31, 2014. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this report. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this report.

Overview

We are a leading developer, distributor, and virtual administrator of affordable health insurance plans, ancillary products.  In July 2014, we acquired HealthPocket.com, a free website that compares and ranks health insurance plans available to an individual, family, or small business to allow consumers to make their best health plan decisions and reduce their out of pocket costs. HP uses only objective data from government, non-profit, and private sources that carry no condition that might restrict the site from serving as an unbiased resource.

Health Insurance and Ancillary Products

We are an industry leader in the sale of STM insurance plans, which provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of IMM plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options.

Our sales of STM products are supplemented with additional production offerings. In addition to STM plans, we offer guaranteed-issue and underwritten hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to STM and hospital indemnity plans. We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

We design and structure these products on behalf of insurance carrier companies, market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our distribution partners. The health insurance products we develop are underwritten by insurance carrier companies, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and ACH payments directly from members at the time of sale. Our technology platform provides operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

Our sales of STM and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the Exchanges created under the PPACA.

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

As of December 31, 2014, we had 38,145 STM plans in force, compared with 28,709 on December 31, 2013. We earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the year ended December 31, 2014, our premium equivalents and revenues were $156.0 million and $88.8 million, respectively, representing increases of 56.0% and 56.7% when compared to the year ended December 31, 2013. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

HealthPocket

We acquired HealthPocket in July 2014. HealthPocket provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HealthPocket also enhances our consolidated business operations by aggregating high-quality product sales referrals for STM and other health insurance products and ancillary products. We can monetize these referrals by selling them to third-party marketers of non-STM products and by turning STM referrals into sales of our STM products. In addition, the data aggregated by HealthPocket is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as the combination of premiums, fees for discount benefit plans, and enrollment fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under generally accepted accounting principles in the United States of America (“GAAP”) and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

The following table presents a reconciliation of premium equivalents to revenues for the years ended December 31, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2014	2013
Premium equivalents	$156,039	$100,002
Less risk premium	63,900	40,922
Less amounts earned by third party obligors	3,381	2,441
Revenues	$88,758	$56,639

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to eleven months for our eleven months plans, up to twelve months for our approximately twelve-month (i.e., up to 364 days) STM plans and often more than twelve months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of December 31, 2014 and 2013:

	December 31,
	2014	2013	Change (%)
STM	38,145	28,709	32.9%
Hospital indemnity	12,664	8,366	51.4%
Ancillary products	55,434	36,611	51.4%
Total	106,243	73,686	44.2%

Adjusted gross margin. We define adjusted gross margin as revenue less third party commissions and credit card and ACH fees.  Adjusted gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with GAAP. Adjusted gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, adjusted gross margin can provide a useful measure for period-to-period comparisons of our business. Adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin ($ in thousands):

	Year Ended December 31,
	2014	2013
Premium equivalents	$156,039	$100,002
Less risk premium	63,900	40,922
Less amounts earned by third party obligors	3,381	2,441
Revenues	88,758	56,639
Cost of revenues	2,391	–
Gross margin	86,367	56,639
Less third-party commissions	42,760	32,244
Less credit card and ACH fees	1,863	1,173
Adjusted gross margin	$41,744	$23,222

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the years ended December 31, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2014	2013
Net income (loss) (1)	$423	$(8,419)
Interest (income) expense	(13)	1
Depreciation and amortization	2,367	1,313
Provision for income taxes	90	18
EBITDA	2,867	(7,087)
Non-cash stock based compensation	2,454	6,296
Fair value adjustment to contingent consideration	1,103	453
Transaction costs	776	301
Tax receivable agreement liability adjustment	–	423
Other non-recurring charges	863	–
Contract termination expense	–	5,500
Adjusted EBITDA	$8,063	$5,886

(1)

Net loss for the year ended December 31, 2013 includes a one-time expense of $5.5 million related to the termination of contact rights with TSG. For further information, see “Comparison of 2014 and 2013” below.

Adjusted net income. Adjusted net income is computed by subtracting depreciation (but not amortization of intangible assets) from adjusted EBITDA to determine adjusted pre-tax income, from which an assumed tax expense calculated at the 38% federal statutory rate is deducted. We have included adjusted net income in this annual report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Adjusted EBITDA	$8,063	$5,886
Less depreciation	160	95
Adjusted pre-tax income	7,903	5,791
Less income tax expense	3,003	2,201
Adjusted net income	$4,900	$3,590
Total diluted share count	12,899	13,380
Adjusted net income per share (1)	$0.38	$0.27
(1)	Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of diluted Class A and total Class B shares for each period.

Adjusted net income per share. Adjusted net income per share is computed by dividing adjusted net income by the total number of diluted Class A and Class B shares of our common stock for each period. We have included adjusted net income per share in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for earnings per share as reported under GAAP.

Results of Operations

Comparison of 2014 and 2013

Comparability between the years ended December 31, 2014 and 2013 is affected by acquisitions during those years. Secured was acquired in July 2013; HP and ASIA were acquired in July and August 2014, respectively.

For the year ended December 31, 2014, we operated as two operating segments: 1) IPD, and 2) HP. For the year ended December 31, 2013, we operated as a single operating segment IPD. The IPD segment comprises our business activities in designing, implementing and administering STM and other products and the distribution of those products to consumer via our call center distribution network and online purchasing. The HP segment comprises the business activities of HP, including the development of HealthPocket.com and the generation of referral-based and other revenues.

The following table shows the financial results of our operating segments for the year ended December 31, 2014 ($ in thousands). For the year ended December 31, 2013, we operated as a single operating segment. The discussion of components of results of operations that follows the table is made at a consolidated level, with segment level discussions included where applicable.  Because HP was acquired in the second half of 2014, there is no segment comparability with 2013.

	IPD	HP	Inter-Segment Eliminations	Consolidated Total
Revenues	$85,960	$3,258	$(460)	$88,758
Gross margin	85,960	867	(460)	86,367
Other operating expenses	80,720	1,867	(460)	82,127
Depreciation and amortization	1,730	637	–	2,367
Total operating expenses	82,450	2,504	(460)	84,494
Other expense	1,354	6	–	1,360
Net income (loss) before income taxes	2,156	(1,643)	–	513
Provision (benefit) for income taxes	757	(667)	–	90
Net income (loss)	$1,399	$(976)	$–	$423
Total assets as of December 31, 2014	$55,041	$31,723	$(592)	$86,172

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and ancillary products issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services.  The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Commissions and fees attributable to the sale of STM plans, hospital indemnity policies and ancillary products represented substantially all of our revenues for the periods presented.

Revenues also include commissions for sales of certain non-HII products by our owned call centers, as well as revenues from the sale of customer referrals from the HP segment.

For insurance policies and ancillary products, we earn commissions for the policies issued, enrollment fees paid by members and administration fees paid by members as a direct result of our enrollment services. We recognize revenues upon the member’s acceptance of a policy. Our revenues represent premiums and fees for discount benefit plans, net of risk premium and amounts earned by third-party obligors, respectively. We recognize commissions as we collect the premiums and fees for discount benefit plans.

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

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force. Revenues for 2014 were $88.8 million, an increase of $32.1 million, or 56.7%, compared to 2013. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. In addition, the number of ancillary policies in force as of December 31, 2014 increased as we implemented a strategy to focus on including ancillary products to complement our core medical policy sales.

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers are recognized as earned for sales of insurance and ancillary products. Commissions are earned based on commission rates contracted with insurance carriers or ancillary insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from marketing fees, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenues for the HP operating segment are $2.8 million. The revenues were primarily the result of referrals generated by HealthPocket.com which were sold to our referral partners.

Cost of Revenues

Cost of revenues consist primarily of marketing costs for online advertising and relate only to the HP segment. Cost of revenues was $2.4 million for the year ended December 31, 2014. HP was acquired in July 2014; as such there was no comparable amount during the year ended December 31, 2013.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we have expected third party commissions as a percentage of revenue to remain generally consistent with prior periods; however, as noted above, in July 2013, we acquired Secured, a significant distributor, and third party commissions decreased as a percentage of revenues in 2013. As a result of the acquisition, we expect third party commissions to decrease on a consolidated basis in future periods, as the commissions paid to Secured are eliminated in consolidation. Third-party commissions is a component of the IPD segment only.

Third-party commissions for 2014 were $42.8 million, an increase of $10.5 million, or 32.6%, compared to 2013. The increases in third party commissions were primarily due to an increase in the number of plans in force. The acquisition enabled us to eliminate $2.7 million in commission expense in 2013.

Third-party commissions represented 48.2% and 27.4% of revenues and premium equivalents, respectively, for 2014 as compared to 56.9% and 32.2% of revenues and premium equivalents for 2013. This decrease was primarily due to the acquisition of Secured and the elimination of override commission payments previously paid to TSG. We terminated certain contract rights with TSG in March 2013. See “Contract Termination Expense” below.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods. Credit card and ACH fees are a component of the IPD segment only.

Credit card and ACH fees for 2014 were $1.9 million, an increase of $690,000, or 58.8%, compared to 2013. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.1% of revenues for 2014 and 2013.

Contract Termination Expense

Contract termination expense relates to a payment of $5.5 million to terminate certain contract rights with TSG, a managing general agent for the Company, during March 2013. This transaction was treated as an expense on the accompanying consolidated statement of operations for 2013. We did not experience any contract termination expense in 2014.

Selling, General and Administrative Expenses

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

The increase in S, G & A expenses for the year ended December 31, 2014 was primarily attributable to a $6.9 million increase in operating expenses at Secured and SIL. The comparable period in 2013 included only the operations of Secured and SIL subsequent to Secured’s acquisition in July 2013 and SIL’s formation and commencement of operations in 2013. In addition, operating expenses at ICE increased $2.4 million due to increased payroll and investments for growth. Operating expenses also included $3.5 million of expenses at HP and ASIA; HP and ASIA were not owned by the Company during the year ended December 31, 2013. The increase in S, G & A also included $672,000 of increases in operating expenses, primarily investments for future growth.  These expenses included marketing, selling and headquarters support including executive hires, payroll and certain non-recurring charges including executive severance.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expenses for 2014 were $2.4 million, an increase of $1.1 million, compared to 2013. The increase in depreciation and amortization was primarily driven by amortization of intangible assets acquired in the Secured, HP and ASIA acquisitions.

Fair Value Adjustment to Contingent Consideration

We acquired Secured and ASIA in July 2013 and August 2014, respectively.  The consideration for these acquisitions included contingent consideration, payable upon the attainment of certain economic thresholds. This contingent consideration is payable in cash and is included as contingent consideration liability on the accompanying audited balance sheets.  See Note 2 of the accompanying audited financial statements for further information on these acquisitions and the contingent consideration agreements therein.

Under GAAP, contingent consideration arrangements should be recorded at fair value for each period presented. The adjustments to the balances are recorded in the statement of operations. For the years ended December 31, 2014 and 2013, we recorded $1.1 million and $453,000 of expense related to changes in the fair value of the contingent consideration agreements. The fair value adjustments relate primarily to an increase in the probability of payment for the Secured contingent consideration and the discounting of the liabilities.

Other Expense (Income)

Other expense was $270,000 and $397,000 for the years ended December 31, 2014 and 2013, respectively. Other expense for 2014 included a charge of $500,000 for a cash deposit for a potential acquisition that we did not consummate, partially offset by $220,000 of fees charged to distributors for advanced commissions and a gain on the sale of an investment for $20,000. Other expense for 2013 included an expense payable to Mr. Kosloske under the tax receivable agreement for $423,000 and a loss on extinguishment of debt of $71,000, partially offset by $93,000 from fees charged to distributors for advance commissions.

Provision for income taxes

For 2014, we recorded a provision for income taxes of $90,000, reflecting an effective tax rate of 17.5%. For 2013, we incurred a provision for income taxes of $18,000, reflecting an effective tax rate of (0.2)%. During 2014, the effective tax rate was significantly impacted by a change in the valuation allowance provided against our deferred tax assets that was made as a result of obligations under the tax receivable agreement that will permit certain tax benefits to be realized. The effective tax rate for 2013 was significantly impacted by expenses for stock compensation that were not yet deductible for tax purposes.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2014, we had a 53.4% economic interest in HPIH, and HPI had a 46.6% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report.

Net loss attributable to HII for 2014 included HII’s share of its consolidated entities’ net loss and a provision for income taxes of $756,000. Net loss attributable to HII for 2013 included HII’s shares of its consolidated entities’ net loss, tax receivable agreement liability adjustment of $454,000, and a provision for income tax of $18,000.

On June 30, 2013, we acquired TSG’s interest in ICE for $90,000, and ICE became a wholly-owned subsidiary. Prior to June 30, 2013, we had an 80% controlling interest in ICE and TSG had a 20% noncontrolling interest in ICE.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and an exchange agreement (the “Exchange Agreement”) between the Company and holders of Series B Membership Interests in HPIH, under which holders of Series B Membership Interests may exchange Series B Membership Interests, together with an equal number of shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock. No shares were sold by the Company in this offering. The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3. No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.  See Note 8 of the accompanying consolidated financial statements for more information on this transaction and the Exchange Agreement.

Liquidity and Capital Resources

General

As of December 31, 2014, we had $14.3 million of cash and cash equivalents, $7.6 million of cash held on behalf of others, and $461,000 of short-term investments. On July 14, 2014, we acquired HP for a cash payment of $21.9 million, plus 815,991 shares of our Class A common stock, net, with such shares of Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of $6.7 million as of the acquisition date.

On August 8, 2014, we acquired ASIA, a Texas insurance brokerage, for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration.  See Note 2 in the accompanying consolidated financial statements contained elsewhere in this report for further information related to these acquisitions.

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. We have not drawn on the RLOC as of December 31, 2014.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into the RLOC for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment.

In September 2011, we entered into a bank loan agreement with a third-party bank with a principal amount of $4.3 million. On February 13, 2013, we repaid the remaining $3.2 million outstanding balance of the term loan, using a portion of the proceeds of the IPO.

As a result of no borrowings against the ROLC and the repayment of the bank loan from the IPO proceeds, at December 31, 2014 we have no outstanding indebtedness.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report ($ in thousands):

	Year Ended December 31,
	2014	2013
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$1,971	$(1,242)
Net cash used in investing activities	$(1,222)	$(32,565)
Net cash (used in) provided by financing activities	$(3,547)	$50,111

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during 2014 of $2.0 million as compared to negative cash flow from operating activities during 2013 of $1.3 million. The primary causes of the adjustments to reconcile net income to net cash provided by operating activities were $2.4 million of depreciation and amortization of property and equipment and intangible assets, $1.1 million of fair value adjustment to the contingent consideration, and $2.5 million of stock-based compensation. The primary causes of the net change in operating assets and liabilities were an increase in accounts payable, accrued expenses and other liabilities by $3.9 million offset by an increase in advance commissions of $3.4 million and an increase in cash held on behalf of others of $3.1 million.

The cash used in operating activities for 2013 was primarily attributable to the $5.5 million contract termination expense described above, an increase of $ 2.2 million in advanced commissions and increased S, G & A expenses, partially offset by an in increase in revenues.

Cash Flows from Investing Activities

Our primary uses of cash in investing activities for 2014 included cash used to acquire businesses of $22.3 million, acquisitions of available-for-sale securities of $18.0 million, purchase of property and equipment of $291,000, partially offset by proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $6.9 million.

Our primary investing activities in 2013 consisted of purchases of investments and the acquisition of Secured. We have invested a portion of the net proceeds of the IPO in certain cash equivalents and certificates of deposit, which are classified as held-to-maturity and have maturities greater than three months. During 2013, we invested $15.0 million in a fixed income mutual fund that we sold for $15.0 million in December 2013. This transaction settled in January 2014, and as of December 31, 2013, the receivable for the proceeds is reflected as investment proceeds receivable on the accompanying consolidated balance sheets. Our capital expenditures in 2013 of $143,000 primarily consisted of purchases of computer equipment, furniture and fixtures and computer software.

Cash Flows from Financing Activities

During 2014, cash used in financing activities was primarily attributable to purchases of Series B Membership Interests of $21.0 million, payments made against contingent acquisition consideration of $1.8 million, $1.2 million of distributions to members of HPIH and $304,000 to repurchase shares of our common stock under a share repurchase plan, partially offset by proceeds from a private placement of our Class A common stock of $21.0 million.

In 2013 cash provided by financing activities was $50.1 million. Cash provided by financing activities in 2013 consisted of $60.8 million in net proceeds from the IPO, partially offset by payments made on debt and other obligations of $7.2 million, payments of equity issuance costs of $1.6 million and $2.2 million of distributions to members of HPIH.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. We have not drawn on the RLOC as of December 31, 2014.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio shall not exceed 1.50 at any time during the term of the RLOC. The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent.

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at December 31, 2014. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

Off-Balance Sheet Arrangements

Through December 31, 2014, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 14 of the accompanying consolidated financial statements.

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

Revenue Recognition

Our revenues consist primarily of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of September 30, 2014 and December 31, 2013 was $159,000 and $191,000, respectively.

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

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers are recognized as earned for sales of insurance and ancillary products. Commissions are earned based on commission rates contracted with insurance carriers or ancillary insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from marketing fees, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenue is considered earned when the performance measures have been completed. Deposits (whether refundable or non-refundable), early payments and progress payments are not recognized as revenue until the revenue producing event has occurred.

Marketing fee revenue. HP offers marketing services over a specified term. This fee is related to telephone and website traffic received by HealthPocket.com for the customer and is recognized on a straight-line basis over the life of the specified term of the marketing services. There are two ways marketing fee revenue is determined: lead fee revenue and conversion fee revenue. HP offers lead marketing services in the form of providing leads to customers. Revenue for leads provided is recognized based on the contractually agreed price per lead multiplied by the number of leads provided by HP during the period. HP offers conversion marketing services in the form of providing leads to customers with revenue recognized on a cost per acquisition basis. Revenue is calculated based on the number of qualifying conversions generated by HP leads. The customer collects conversion data and provides a contractually agreed periodical report to HP. Revenue is recognized based on the agreed price per lead conversion multiplied by the number of leads converted during the period.

Limited exclusivity fee revenue. HP offers to certain customers limited exclusivity for placement of advertisements on the HealthPocket website for a fee. This fee is recognized on a straight-line basis over the life of the limited exclusivity term.

Landing page development. HP offers to design, build and support a customer’s hosting of certain landing pages for the purpose of capturing e-leads and phone calls. Revenue for this service is recognized on a straight-line basis over the life of the support period of the landing pages.

Goodwill and Other Intangible Assets

Goodwill

As a result of our various acquisitions, we have recorded goodwill which represents the excess of the consideration paid over the fair value of the identifiable net assets acquired in a transaction accounted for as a business combination. An impairment test is performed by us at least annually as of October 1st of each year, or whenever events or circumstances indicate a potential for impairment.

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the fact and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required.  We have two reporting units, which are our operating segments, IPD and HP.

The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the reporting unit’s carrying value including the goodwill. If the carrying value of the net assets exceed the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of operations in the year the impairment occurred.

While performing a reporting unit’s impairment assessment we use a combination of valuation approaches including the market approach and the income approach.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our reporting units IPD and HP by approximately $9.0 million and $2.8 million, respectively, but would not result in an impairment.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2014, we determined that the fair value of each reporting unit exceeded its respective carrying value. As such, a step two analysis was not required.

See Note 2 and Note 5 of the accompanying consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2014 and 2013, respectively.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated using implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on expectations of future employee behavior.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the year ended December 31, 2014, would have affected net income by approximately $24,000.

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

There were no disagreements with accountants on accounting or financial disclosure during 2014 and 2013.

Change in Independent Registered Certified Public Accounting Firm

On April 14, 2014, the Audit Committee dismissed Ernst & Young, LLP (“E&Y”) as our independent registered certified public accounting firm. E&Y’s audit reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2012 and 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2013 and 2012, and through April 14, 2014, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in its reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K other than, as disclosed in HII’s Annual Report on Form 10-K for the year ended December 31, 2012 and HII’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2013, management’s identification of material weaknesses concerning the lack of internal control to prepare financial statements. The subject matter of the material weaknesses was discussed by management and the Audit Committee with Ernst & Young, and the Company authorized Ernst & Young to respond fully to inquiries of the Company’s successor independent registered public accounting firm concerning the subject matter of the material weaknesses.

On April 14, 2014, the Company selected Grant Thornton LLP as its new independent registered public accounting firm, effective immediately. The decision to engage Grant Thornton LLP as the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee. During the fiscal years ended December 31, 2013 and 2012, and through April 14, 2014, the date of Grant Thornton LLP’s selection, neither the Company, nor anyone acting on its behalf, consulted Grant Thornton LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, in any case where a written report or oral advice was provided to the Company by Grant Thornton LLP that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation as of December 31, 2014, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, under the supervision of the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of our internal control over financial reporting, management used Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The Company’s management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The Company’s management excluded the internal controls over financial reporting of both HP and ASIA, from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Both were acquired during 2014 in transactions and accounted for as business combinations. The assets of HP represent approximately 1.8% of our consolidated total assets as of December 31, 2014 excluding the goodwill and net intangible assets resulting from the acquisition. The revenues of HP represented approximately 3.2% of our consolidated revenues in 2014. The assets of ASIA represent approximately 0.2% of our consolidated total assets as of December 31, 2014 excluding the goodwill and net intangible assets resulting from the acquisition. The revenues of ASIA represented approximately 1.6% of our consolidated revenues in 2014.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as emerging growth companies are not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Election of Directors - Nominees for Election for a One-Year Term Expiring at the 2015 Annual Meeting,” “Corporate Governance,” “Current Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”).

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

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance – Board Meetings and Committees – Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Related Party Transactions” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to Independent Registered Certified Public Accounting Firm in 2014 and 2013” in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

(Prior to February 13, 2013, Health Plan Intermediaries, LLC and Subsidiaries)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Health Insurance Innovations, Inc.

We have audited the accompanying consolidated balance sheet of Health Insurance Innovations, Inc. (formerly Health Plan Intermediaries, LLC d/b/a Health Insurance Innovations) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’/member’s equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Insurance Innovations, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Health Insurance Innovations, Inc.

We have audited the accompanying consolidated balance sheet of Health Insurance Innovations, Inc. (formerly Health Plan Intermediaries, LLC d/b/a Health Insurance Innovations) (the Company) as of December 31, 2013 and the related consolidated statements of operations, stockholders’/member’s equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Insurance Innovations, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 25, 2014

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Balance Sheets

($ in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,256	$17,054
Cash held on behalf of others	7,642	4,591
Investment proceeds receivable	–	15,000
Short-term investments	461	6,877
Accounts receivable, prepaid expenses and other current assets	2,332	963
Advanced commissions	5,973	2,596
Income taxes receivable	12	395
Total current assets	30,676	47,476
Property and equipment, net	526	389
Goodwill	41,076	18,014
Intangible assets, net	13,565	5,281
Other assets	329	489
Total assets	$86,172	$71,649
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,397	$7,074
Current portion of contingent consideration	2,647	1,945
Deferred revenue	64	882
Deferred tax liability	13	–
Due to member	229	916
Other current liabilities	189	187
Total current liabilities	14,539	11,004
Contingent acquisition consideration	1,753	1,931
Deferred tax liability	2,287	–
Due to member	387	423
Other liabilities	494	514
Total liabilities	19,460	13,872
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,900,085 and 5,309,594 shares issued, respectively; and, 7,852,941 and 5,179,713 outstanding, respectively)	8	5
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 and 8,566,667 shares issued and outstanding, respectively)	7	9
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	–	–
Additional paid-in capital	42,647	28,787
Treasury stock, at cost (47,144 and 129,881 shares, respectively)	(347)	(1,563)
Accumulated deficit	(3,694)	(3,355)
Total Health Insurance Innovations, Inc. stockholders' equity	38,621	23,883
Noncontrolling interests	28,091	33,894
Total stockholders' equity	66,712	57,777
Total liabilities and stockholders' equity	$86,172	$71,649

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013
Revenues (premium equivalents of $156,039 and $100,002 for the years ended December 31, 2014 and 2013, respectively)	$88,758	$56,639
Cost of revenues	2,391	–
Gross margin	86,367	56,639
Operating expenses:
Third-party commissions	42,760	32,244
Credit cards and ACH fees	1,863	1,173
Contract termination	–	5,500
Selling, general and administrative	37,504	23,959
Depreciation and amortization	2,367	1,313
Total operating expenses	84,494	64,189
Income (loss) from operations	1,873	(7,550)
Other expense (income):
Interest (income) expense	(13)	1
Fair value adjustment of contingent consideration	1,103	453
Other expense	270	397
Net income (loss) before income taxes	513	(8,401)
Provision for income taxes	90	18
Net income (loss)	423	(8,419)
Net income (loss) attributable to noncontrolling interests	762	(5,064)
Net loss attributable to Health Insurance Innovations, Inc.	$(339)	$(3,355)
Per share data:
Net loss per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.06)	$(0.70)
Diluted	$(0.06)	$(0.70)
Weighted average Class A shares outstanding
Basic	6,057,516	4,813,222
Diluted	6,057,516	4,813,222

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Stockholders’/Member’s Equity

($ in thousands, except share data)

	Health Plan Intermediaries, LLC and Subsidiaries		Health Insurance Innovations, Inc.
			Class A Common Stock		Class B Common Stock			Treasury Stock
	Member's Equity	Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders'/ Member's Equity
Balance as of January 1, 2013	$6,335	$3	–	$–	–	$–	$–	–	$–	$–	$–	$6,338
Net loss	(248)	(11)	–	–	–	–	–	–	–	–	–	(259)
Contributions	–	10	–	–	–	–	–	–	–	–	–	10
Distributions	(171)	–	–	–	–	–	–	–	–	–	–	(171)
Balance prior to February 13, 2013	5,916	2	–	–	–	–	–	–	–	–	–	5,918
Effects of initial public offering and reorganization	(5,916)	(2)	–	–	–	–	–	–	–	–	5,918	–
Balance as of February 13, 2013	–	–	–	–	–	–	–	–	–	–	5,918	5,918
Net loss subsequent to February 13, 2013	–	–	–	–	–	–	–	–	–	(3,355)	(4,805)	(8,160)
Issuance of Class A common stock in initial public offering, net of issuance costs	–	–	4,666,667	5	–	–	57,750	–	–	–	–	57,755
Issuance of Class B common stock in initial public offering	–	–	–	–	8,666,667	9	(36,453)	–	–	–	36,444	–
Issuance of Class A common stock in underwriters' exercise of over-allotment option	–	–	100,000	–	–	–	1,400	–	–	–	–	1,400
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	–	–	–	–	(100,000)	–	–	–	–	–	(1,400)	(1,400)
Issuance of Class A common stock under equity compensation plans	–	–	542,927	–	–	–	6,296	–	–	–	–	6,296
Issuance of restricted shares from treasury	–	–	–	–	–		(2,408)	(182,964)	2,408	–	–	–
Class A common stock withheld in Treasury from restricted share vesting	–	–	(129,881)	–	–	–	–	152,845	(1,731)	–	–	(1,731)
Forfeiture of restricted stock held in treasury	–	–	–	–	–	–	2,240	160,000	(2,240)	–	–	–
Acquisition of noncontrolling interest in consolidated subsidiary	–	–	–	–	–	–	(38)	–	–	–	(52)	(90)
Contributions	–	–	–	–	–	–	–	–	–	–	6	6
Distributions	–	–	–	–	–	–	–	–	–	–	(2,217)	(2,217)
Balance as of December 31, 2013	$–	$–	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net loss	–	–	–	–	–	–	–	–	–	(339)	762	423
Class A common stock issued as consideration for business acquisition	–	–	815,991	1	–	–	6,733	–	–	–	–	6,734
Issuance of Class A common stock in private offering	–	–	1,725,000	2	–	–	20,957	–	–	–	–	20,959
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	–	–	–	–	(1,725,000)	(2)	(14,622)	–	–	–	(6,301)	(20,925)
Repurchases of Class A common stock	–	–	(43,318)	–	–	–	–	43,318	(304)	–	–	(304)
Issuance of Class A common stock under equity compensation plans	–	–	49,500	–	–	–	–	–	–	–	–	–
Class A common stock withheld in Treasury from restricted share vesting	–	–	(12,403)		–	–	–	12,403	(273)	–	–	(273)
Forfeiture of restricted shares held in Treasury	–	–	(11,542)	–	–	–	131	11,542	–	–	–	131
Issuance of restricted shares from Treasury	–	–	150,000	–	–	–	(1,793)	(150,000)	1,793	–	–	–
Stock compensation expense	–	–	–	–	–	–	2,454	–	–	–	–	2,454
Distributions	–	–	–	–	–	–	–	–	–	–	(264)	(264)
Balance as of December 31, 2014	$–	$–	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

(Prior to February 13, 2013 Health Plan Intermediaries, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$423	$(8,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) provided by operating activities:
Stock-based compensation	2,454	6,296
Depreciation and amortization	2,367	1,313
Loss on extinguishment of debt	–	71
Fair value adjustments to contingent acquisition consideration	1,103	453
Gain on sale of available-for-sale securities	(20)	–
Benefit for deferred income taxes	(440)	–
Amortization of deferred financing costs	–	7
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(3,051)	(752)
Increase in advanced commissions	(3,377)	(2,171)
Decrease (increase) in income taxes receivable	383	(395)
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(830)	488
Increase in accounts payable, accrued expenses and other liabilities	3,870	830
(Decrease) increase in deferred revenue	(911)	614
Increase in due to member pursuant to tax receivable agreement	–	423
Net cash provided by (used in) operating activities	1,971	(1,242)
Investing activities:
Business acquisition, net of cash acquired	(22,327)	(9,909)
Proceeds from sale of available-for-sale securities	33,020	–
Acquisitions of held-to-maturity investments	–	(9,863)
Maturities of held-to-maturity investments	6,876	2,526
Acquisition of available-for-sale security	(18,000)	(15,000)
Purchases of property and equipment	(291)	(143)
Loans to distributors	–	156
Proceeds from repayment of loan to distributors	–	(174)
Payments for deposits	(500)	(158)
Net cash used in investing activities	(1,222)	(32,565)
Financing activities:
Issuance of Class A common stock in private offering	20,959	–
Issuance of Class A common stock in initial public offering, net of underwriters’ discount	–	60,760
Issuance of Class A common stock in underwriters’ exercise of over-allotment option	–	1,400
Purchase of Series B Membership interests	(20,959)	(1,400)
Purchases of Class A common stock pursuant to share repurchase plan	(304)	–
Class A common stock withheld in treasury from restricted share vesting	(142)	(1,731)
Payments for equity issuance	–	(1,643)
Repayments of long-term debt and noncompete obligation	(121)	(3,506)
Payments of contingent acquisition consideration	(1,800)	(1,450)
Distributions to member	(1,180)	(2,245)
Acquisition of noncontrolling interest in subsidiary	–	(90)
Contributions from noncontrolling interests	–	16
Net cash (used in) provided by financing activities	(3,547)	50,111
Net (decrease) increase in cash and cash equivalents	(2,798)	16,304
Cash and cash equivalents at beginning of period	17,054	750
Cash and cash equivalents at end of period	$14,256	$17,054
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$17
Cash paid for income taxes	$154	$413
Supplemental disclosure of non-cash investing activities:
Class A common stock issued as consideration for business acquisition	$6,734	$–
Contingent consideration for business acquisition	$1,263	$3,876
Proceeds receivable from sale of available-for-sale security	$–	$15,000
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	$–	$916

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

(Prior to February 13, 3013, Health Plan Intermediaries, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

December 31, 2014

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refer to Simple Insurance Leads LLC, a partially owned venture we and a third party formed in June 2013 and which commenced operations in October 2013. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, SIL, HP and ASIA are consolidated subsidiaries of HII.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly-owned subsidiaries, and Variable Interest Entities (“VIE”), of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Business Description and Organizational Structure of the Company

Our Business

We are a developer and administrator of affordable individual health insurance and discount benefit plans that are sold throughout the United States. The main product we sell, Short Term Medical insurance (“STM”), is an alternative to Patient Protection and Affordable Care Act-qualified individual major medical insurance plans and generally offers comparable benefits for qualifying individuals. We design and structure insurance products on behalf of our contracted insurance carrier companies; market them to individuals through a network of distributors; and manage the member relationship through customer service agents. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house payments (“ACH”) directly from the purchasing customers, whom are also referred to as members, at the time of sale. The plans are underwritten by contracted insurance carrier companies, and we assume no underwriting or insurance risk.

Our History

Our business began operations as HPI in 2008. To facilitate the IPO, HII was incorporated in the State of Delaware in October 2012. In November 2012, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its subsidiaries.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of December 31, 2014, Mr. Kosloske beneficially owns 46.6% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of December 31, 2014, (i) the Series A Membership Interests held by HII represent 53.4% of the outstanding membership interests, 53.4% of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.6% of the outstanding membership interests, 46.6% of the economic interests and no voting interest in HPIH.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications are to include short-term loans receivable in advanced commissions; carriers and vendors payable and commissions payable in accounts payable and accrued expenses; the long-term portion of the noncompete obligation in other liabilities in the accompanying consolidated balance sheets.  Those reclassifications had no impact on net loss or cash flows as previously reported.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

Our revenues primarily consist of commissions and fees earned for health insurance policies and ancillary products issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations as of December 31, 2014 and 2013 was $159,000 and $191,000, respectively.

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

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers are recognized as earned for sales of insurance and ancillary products. Commissions are earned based on commission rates contracted with insurance carriers or ancillary insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from marketing fees, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenue is considered earned when the performance measures have been completed. Deposits (whether refundable or non-refundable), early payments and progress payments are not recognized as revenue until the revenue producing event has occurred.

Marketing fee revenue. HP offers marketing services over a specified term. This fee is related to telephone and website traffic received by HealthPocket.com for the customer and is recognized on a straight-line basis over the life of the specified term of the marketing services. There are two ways marketing fee revenue is determined: lead fee revenue and conversion fee revenue. HP offers lead marketing services in the form of providing leads to customers. Revenue for leads provided is recognized based on the contractually agreed price per lead multiplied by the number of leads provided by HP during the period. HP offers conversion marketing services in the form of providing leads to customers with revenue recognized on a cost per acquisition basis. Revenue is calculated based on the number of qualifying conversions generated by HP leads. The customer collects conversion data and provides a contractually agreed periodical report to HP. Revenue is recognized based on the agreed price per lead conversion multiplied by the number of leads converted during the period.

Limited exclusivity fee revenue. HP offers to certain customers limited exclusivity for placement of advertisements on the HealthPocket website for a fee. This fee is recognized on a straight-line basis over the life of the limited exclusivity term.

Landing page development. HP offers to design, build and support a customer’s hosting of certain landing pages for the purpose of capturing e-leads and phone calls. Revenue for this service is recognized on a straight-line basis over the life of the support period of the landing pages.

Third Party Commissions and Advanced Commissions

We utilize a broad network of licensed third party distributors, in addition to our internal distributors to sell the plans that we develop. We pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We pay fees to the distributors for discount benefit plans issued.

Advanced commissions consist of amounts advanced to certain third party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions from future commissions earned on premiums collected. We have not experienced any credit losses from commission advances and, accordingly, have not recognized any provision for bad debt expense for the periods presented. In addition, from time to time, certain of these advanced commissions arrangements include a loan agreement for the purposes of securing the advanced payments we make.  Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements. A fee for the advance commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as interest income as earned. The interest income earned from advanced commissions for the year ended December 31, 2014 and 2013 were $ 220,000 and $93,000, respectively. Advanced commissions outstanding as of December 31, 2014 and 2013 totaled $6.0 million and $2.6 million, respectively.

Cash and Cash Equivalents

We account for cash on hand and demand deposits with banks and other financial institutions as cash. Short-term, highly liquid investments with original maturities of three months or less, when purchased, are considered cash equivalents. Investments in cash equivalents include, but are not limited to, demand deposit accounts, money market accounts and certificates of deposit with original maturities of three months or less.

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

Cash Held on Behalf of Others

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. We hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as cash held on behalf of others in the accompanying consolidated balance sheets with the related liabilities reported as carriers and vendors payable and commissions payable. Cash held on behalf of others at December 31, 2014 and 2013 was $7.6 million and $4.6 million, respectively.

Investments

We have invested a portion of the proceeds from the IPO in certain investment securities.  As of December 31, 2014 and 2013, all such investments are certificates of deposit and are classified as held-to-maturity and recorded at amortized cost. Certificates of deposit with original maturities of three months or less, when purchased, are classified as cash equivalents. Certificates of deposits with maturities greater than three months to 12 months are classified as short-term investments. Certificates of deposits with maturities greater than twelve months are considered long term assets until such time that the remaining maturities of the certificates of deposit are 12 months or less, in which case they are reclassified to short-term investments.

As of December 31, 2014, we had two certificates of deposit with maturities of three months with a balance of $461,000 and are included in short-term investments on the accompanying balance sheet as of December 31, 2014. As of December 31, 2013, we had two certificates of deposit with maturities of 15 months with a balance of $460,000 and are included in other assets on the accompanying consolidated balance sheet as of December 31, 2013.

During the year ended December 31, 2013, we had also invested $15.0 million in a fixed-income mutual fund which was classified as available for sale. We sold this mutual fund in December 2013 for $15.0 million. The transaction settled, and we received the proceeds on January 2, 2014; as such, the proceeds are included in investment proceeds receivable on the accompanying consolidated balance sheet.

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

The Company’s management periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses were recognized for the periods presented.

Goodwill and Other Intangible Assets

Goodwill

As a result of our various acquisitions, we have recorded goodwill which represents the excess of the consideration paid over the fair value of the identifiable net assets acquired in a transaction accounted for as a business combination. An impairment test is performed by us at least annually as of October 1st of each year, or whenever events or circumstances indicate a potential for impairment.

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the fact and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment requires judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the unit is less than its carrying value, a quantitative assessment for impairment is required.  We have two reporting units, which are our operating segments, Insurance Plan Development and Distribution (“IPD”) and HP.The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the operating segment’s carrying value including the goodwill. If the carrying value of the net assets exceed the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of operations in the year the impairment occurred.

While performing an impairment assessment we use a combination of valuation approaches including the market approach and the income approach.

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

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2014, we determined that the fair value of each of the reporting units exceeded its respective carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from our previous acquisitions. See Note 2 and Note 5 of the consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2014 and 2013, respectively. See Note 5 for further discussion of our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 5 for further discussion of our intangible assets.

Intangible assets subject are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.  No impairments on intangible assets were recorded during the years ended December 31, 2014 or 2013.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2014 and 2013 are $2.5 million and $513,000, respectively. The advertising expenses for 2014 related to HP and HPIH and are $1.8 million and $0.7 million, respectively. All of the advertising expenses in 2013 were related to HPIH. HP advertising expenses of $1.7 million, related primarily to online advertising placements are classified as cost of sales on the consolidated statements of operations as these costs are directly attributable to generating customer referral revenue. Other HP advertising costs of $62,000 are classified as selling, general and administrative (“S, G & A”) expense on the consolidated statements of operations. All of the advertising expenses related to HPIH are classified as S, G & A expense.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of stock appreciation rights (“SARs”) and stock options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. See Note 9 for further discussion of stock-based compensation.

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. See Note 10 for further discussion of income taxes.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is determined by dividing the net earnings (loss) attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings (loss) per share calculation when dilutive. Diluted earnings (loss) per share is determined by dividing the net (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings (loss) per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs and options are computed using the treasury stock method. See Note 11 for further discussion of earnings (loss) per share.

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

Acquisition of HP

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HP from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the Merger Agreement.

Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of Class A common stock, $0.001 par value per share, with such shares of the Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of $6.7 million as of the acquisition date. A portion of the merger consideration consisting of $3.2 million in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HP’s former equity holders, and fees and expenses of the representative of HP’s former equity holders.

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof will receive in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A common stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consolidation. The Replacement Options are included as a component of stock-based compensation on the accompanying consolidated statements of operations. See Note 9 for information on the Replacement Options. As of December 31, 2014, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

Under the terms of the Merger Agreements, the former equity holders of HP may elect to receive cash or shares of our Class A common stock. Telkamp and Wang have agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that are not elected to be received as consideration by other former HP equity holders.

Effective July 14, 2014, our Board of Directors appointed Telkamp as our Chief Operating Officer and we entered into an employment agreement Mr. Telkamp where he also agreed to continue to serve as HP’s Chief Executive Officer. Telkamp’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Telkamp’s employment agreement). In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Telkamp beginning on July 14, 2014 and ending on July 14, 2017. Telkamp was also appointed as a member of our Board of Directors. In addition, effective July 14, 2014, our Board of Directors appointed Wang as our Chief Technology Officer and we entered into an employment agreement with Wang where he also agreed to continue to serve as HP’s President. Wang’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Wang’s employment agreement). In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Wang beginning on July 14, 2014 and ending on July 14, 2017.

During the year ended December 31, 2014, we recognized $537,000 in transaction costs related to HP. Transaction costs were expensed as incurred and are included in S, G & A expenses in the accompanying consolidated statements of operations.

This transaction provides us with additional benefits such as increased and ongoing sales referrals that we own, broad consumer and industry data to facilitate our entry into new markets and revenue streams, advanced health information technology to position us to better assist our stakeholders, including customers, insurance brokers and insurance carriers, and other technological and operational synergies.

The following table summarizes the fair value of the consideration for the acquisition as of July 14, 2014 ($ in thousands):

Cash paid at closing (1)	$21,901
Class A common stock, at fair value (2)	6,734
Total consideration	$28,635

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

The following table summarizes the allocation of the total purchase price for the acquisition as of July 14, 2014 ($ in thousands):

Cash	$1,294
Accounts receivable and other assets (1)	104
Property and equipment (1)	6
Accounts payable, accrued expenses and other liabilities (1)	(480)
Deferred tax liability - long-term	(2,967)
Intangible asset – technology	8,000
Intangible asset – brand	1,280
Intangible asset – customer relationships	430
Intangible asset – noncompete agreements	27
Goodwill (2)	20,941
$28,635

•

(1)The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of December 31, 2014, we expect none of the goodwill acquired in this transaction to be deductible for income tax purposes.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date. HP’s revenues and pre-tax net loss included in our results of operations since the acquisition was $3.3 million and $1.6 million, respectively, for the year ended December 31, 2014. Net loss before taxes include $633,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

Acquisition of ASIA

On August 8, 2014, we entered into an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding membership interests of ASIA, a Texas insurance brokerage, from Mr. Landon Jordan (“Jordan”) for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration, as described below. The closing of the acquisition occurred on August 8, 2014 simultaneous with the signing of the Purchase Agreement.

Pursuant to the Purchase Agreement, Jordan may receive total contingent consideration of $2.2 million, payable in cash. This amount is payable in two cash payments of $1.2 million and $1.0 million, respectively, if ASIA attains certain amounts of adjusted EBITDA, as defined by the Purchase Agreement, during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016. As of December 31, 2014, the fair value of the contingent consideration was $1.4 million which is included in contingent acquisition consideration on the accompanying consolidated balance sheets. During the year ended December 31, 2014, we recorded $130,000 in adjustments to the fair value of the contingent consideration, primarily due to the discounting of the future payments. The estimated range of potential total contingent consideration is zero to approximately $2.2 million.

Effective August 8, 2014, we also entered into an employment agreement with Jordan which provides for, among other things, a noncompetition covenant beginning on August 8, 2014 and ending on the later of August 8, 2017 and one year following the date on which Jordan’s employment with us is terminated.

During the year ended December 31, 2014, we recognized $55,000 in transaction costs related to ASIA. Transaction costs were expensed as incurred and are included in S, G & A expenses in the accompanying consolidated statements of operations.

The following table summarizes the fair value of the consideration for the acquisition as of August 8, 2014 ($ in thousands):

Cash paid at closing	$1,825
Contingent consideration	1,263
Total consideration	$3,088

The following table summarizes the allocation of the total purchase price for the acquisition as of August 8, 2014 ($ in thousands):

Cash	$105
Accounts receivable and other assets (1)	271
Accounts payable, accrued expenses and other liabilities (1)	(163)
Intangible asset – customer relationships-distributors	449
Intangible asset – customer relationships-direct	266
Intangible asset – brand	21
Intangible asset – noncompete agreements	18
Goodwill (2)	2,121
$3,088

(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of December 31, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $840,000.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date. ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition through December 31, 2014 was $1.5 million and $353,000, respectively. Net loss before taxes include $75,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

Unaudited Pro Forma Information

The following table (all amounts in thousands, except per share data) presents unaudited pro forma information for the Company assuming the acquisition of HP and ASIA had occurred as of January 1, 2013. This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	December 31,
	2014	2013
	(Unaudited)
Revenues	$90,566	$58,907
Net (loss) income before income taxes	(641)	(12,205)
Net (loss) income	112	(12,224)
Net (loss) income attributable to Health Insurance Innovations, Inc.	(83)	(7,634)
Loss per share – basic	(0.01)	(1.59)
Loss per share – diluted	(0.01)	(1.59)

Acquisition of Secured

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina, Howard Knaster and Jorge Saavedra (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of each of the Secured entities, which consisted of Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company, each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus approximately $6.6 million of contingent consideration which included contingent stock awards and a note payable. The funding of the $10.0 million cash portion of the purchase price was provided primarily from net proceeds from the IPO.

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable.  Instead, the contingent consideration is payable in cash only. The contingent consideration included a one-time payment of $1.0 million, which was paid in November 2013. A fixed component in the aggregate of $250,000 will be paid quarterly if certain levels of policies in force, as defined by the amendment, are achieved, up to a maximum of $3.0 million. A variable component of no more than $200,000 per quarter will be paid if certain levels of growth in policies in force are achieved, up to a maximum of $2.4 million. In addition, one of the principals severed his employment with Sunrise Health Plans, Inc. and entered into a consulting arrangement with the Company. Contingent consideration included an estimated payment of $150,000 to compensate the Sellers for personal income tax liability triggered by the acquisition. This amount was determined to be $43,000 upon finalization of the Sellers’ tax liabilities and was paid to the Sellers in September 2014. The difference was included in fair value adjustment of contingent consideration in the accompanying consolidated statement of operations. As of December 31, 2014, we had made total payments of $3.3 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $3.3 million. The estimated range of potential total contingent consideration is approximately $3.3 million to $6.6 million.

The fair value of contingent consideration is $ 3.0 million and $3.9 million as of December 31, 2014 and 2013, respectively, and is included in contingent acquisition consideration on the accompanying consolidated balance sheets. During the years ended December 31, 2014 and 2013, we recorded $1.0 million and $453,000, respectively, in adjustments to fair value of the contingent consideration, which is included in fair value adjustment of contingent consideration on the accompanying consolidated statements of operations. The increase for the year ended December 31, 2014 was largely related to an increase in the probability of payment of the contingent acquisition consideration.

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

(2)	As of December 31, 2014, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $9.4 million.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of Secured and the operational and technological synergies we expect to realize as a result of the acquisition.

Related to the acquisition of Secured, during the year ended December 31, 2013, we recognized $301,000 in transaction costs. Transaction costs were expensed as incurred and are included in S, G & A expenses in the accompanying consolidated statement of operations.

As a result of acquiring Secured, our consolidated results of operations include the results of Secured since the acquisition date. Secured’s revenues and pre-tax net loss included in our results of operations for the year ended December 31, 2014 are $10.2 million and $47,000, respectively. Net loss before taxes for the year ended December 31, 2014 includes $798,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition. Secured’s revenues and pre-tax net loss included in our results of operations from the acquisition date through December 31, 2013 were $3.3 million and $204,000, respectively. Net loss before taxes included $366,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

The following table presents unaudited pro forma information for the Company assuming the acquisition of Secured had occurred as of January 1, 2013 (all amounts in thousands, except per share data). This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Year Ended December 31, 2013
(Unaudited)
Revenues	$58,363
Net (loss) income before income taxes	(6,775)
Net (loss) income	(6,788)
Net (loss) income attributable to Health Insurance Innovations, Inc. and Health Plan Intermediaries, LLC	$(2,932)
Loss per share – basic	$(0.61)
Loss per share – diluted	$(0.61)

Formation of ICE

On June 1, 2012, we and TSG Agency, LLC (“TSG”) formed ICE. ICE is a licensed call center and a call center training facility for our distributors. Upon formation, we received an 80% controlling interest in ICE.  We made contributions to ICE of $40,000 during the year ended December 31, 2013. TSG received a 20% noncontrolling interest in ICE and contributed $16,000 to ICE during the year ended December 31, 2013. On June 30, 2013, we purchased TSG’s 20% interest in ICE for $90,000 and, as a result, ICE is our wholly-owned subsidiary.

3.	Variable Interest Entities

As of December 31, 2014, we are the primary beneficiary of two entities that each constitute a VIE pursuant to FASB guidance.

HPIH

As of December 31, 2014, we had a variable interest in HPIH.  HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own 53.4% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our minority equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our minority interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 8 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of December 31, 2014, HII holds 100% of the voting power and 53.4% of the membership and economic interest in HPIH.

SIL

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) to form SIL, a venture intended to procure sales leads to distribute to us and to our distributors. As of December 31, 2014, we had made $492,000 in contributions to SIL under the SIL LLC Agreement.

We also entered into an agreement to loan $185,000 to SIL. Pursuant to this agreement, the loan can be paid via earned commissions of HBO paid by us. HBO had no obligations to make any initial capital contributions.

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

We have concluded that we are the primary beneficiary of SIL, and therefore, should consolidate SIL since we have both power and benefits over SIL.  We have the power to direct the activities of SIL that most significantly impact its economic performance.  Per the terms of the SIL LLC Agreement, we have determined that 100% of the operating income or loss of the VIE should be allocated to us.   As of December 31, 2014, our maximum exposure to loss as a result of our involvement is VIE, is 100% of our capital contributions to SIL, or $492,000, the remaining balance of $116,000 on the loan, plus 100% of the operating income or loss of the VIE, as noted above.

4.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2014	2013
Computer equipment	$349	$188
Furniture and fixtures	251	207
Leasehold improvements	249	147
Total property and equipment	849	542
Less accumulated depreciation	(323)	(153)
Total property and equipment, net	$526	$389

Depreciation expense, including depreciation related to assets acquired through capital leases, was approximately $160,000 and $96,000, respectively, for the year ended December 31, 2014 and 2013.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill has been recorded as a result of the acquisitions previously described. Additions to goodwill during the year ended December 31, 2014 arose from the acquisitions of HP and ASIA, and additions to goodwill during the year ended December 31, 2013 arose from the acquisition of Secured. See Note 2 for further discussion of our acquisitions during the years ended December 31, 2014 and 2013.

No losses on impairment of goodwill were recorded during the years ended December 31, 2014 and 2013.

The changes in the carrying amounts of goodwill by operating segment are as follows ($ in thousands):

	IPD	HP	Total
Balance as of January 1, 2013	$5,906	$–	$5,906
Goodwill acquired	12,108	–	12,108
Impairment	–	–	–
Balance as of December 31, 2013	18,014	–	18,014
Goodwill acquired	2,121	20,941	23,062
Impairment	–	–	–
Balance as of December 31, 2014	$20,135	$20,941	$41,076

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of December 31, 2014 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization	Amount	Amortization	Assets, net
Brand	14.1	$1,377	$(103)	$1,274
Carrier network	5.0	40	(26)	14
Distributor relationships	9.3	5,109	(1,791)	3,318
Noncompete agreements	4.7	987	(462)	525
Customer relationships	5.8	1,484	(644)	840
Capitalized software	6.7	8,571	(977)	7,594
Total intangible assets	7.8	$17,568	$(4,003)	$13,565

Major classes of intangible assets as of December 31, 2013 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization	Amount	Amortization	Assets, net
Brand	2.0	$76	$(17)	$59
Carrier network	5.0	40	(18)	22
Distributor relationships	8.8	4,660	(1,192)	3,468
Noncompete agreements	4.8	942	(254)	688
Customer relationships	2.0	788	(181)	607
Capitalized software	2.2	571	(134)	437
Total intangible assets	6.9	$7,077	$(1,796)	$5,281

Amortization expense for year ended December 31, 2014 and 2013 was $2.2 million and $1.2 million, respectively.

Estimated annual pretax amortization for intangibles assets for 2015 and in each of the next five years are as follows ($ in thousands):

2015	$2,626
2016	2,173
2017	1,984
2018	1,743
2019	1,357
Thereafter	3,682
Total	$13,565

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	December 31,
	2014	2013
Accounts payable	$906	$588
Carriers and vendors payable	5,830	3,310
Commissions payable	2,009	1,453
Accrued wages	1,062	793
Accrued refunds	815	715
Accrued credit card/ACH fees	144	80
Accrued interest	1	35
Accrued professional fees	198	34
Other accruals	432	66
Total accounts payable and accrued expenses	$11,397	$7,074

7.	Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of December 31, 2014, we have not drawn on the RLOC.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio shall not exceed 1.50 at any time during the term of the RLOC. The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent.

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at December 31, 2014. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

Long-term Debt

During September 2011, HPI entered into a bank loan agreement with a principal balance of $4.3 million. The purpose of this loan was to finance a portion of the acquisition of the remaining 50% interest in HPI as discussed in Note 1. In February 2013, we repaid the $3.2 million outstanding balance of the loan using a portion of the proceeds of the IPO. The remaining deferred financing costs of $71,000 were written-off to other expense (income) on the accompanying consolidated statements of operations for the year ended December 31, 2013 when the loan was repaid.

Interest expense incurred on the loan for the years ended 2014 and 2013 was $0 and $17,000, respectively. Amortization expense of deferred financing costs for the year ended 2014 and 2013 was $0 and $7,000, respectively. As a result of no borrowings against the RLOC and the repayment of the bank loan from the IPO proceeds, at December 31, 2014 and 2013, respectively, we have no outstanding indebtedness.

8.	Stockholders’ Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, expect as otherwise required by applicable law. As of December 31, 2014, the Class A common stockholders had 53.4% of the voting power in HII and the Class B common stockholders had 46.6% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter, for resale, all 1,725,000 shares of Class A common stock. The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above. No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of December 31, 2014 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Notes 14 and 16 for further discussion of this transaction’s effects on a tax receivable agreement we entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2014 and 2013, we held 47,144 and 129,881 shares of treasury stock, respectively recorded at a cost of $347,000 and $1.6 million, respectively.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in connection with this authorization.  The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods.

During the year ended December 31, 2014, we repurchased 43,318 shares of our registered Class A common stock under the Repurchase Program at an average price per share of $7.01.

Tax Obligation Settlements and Treasury Stock Transactions

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain forfeited stock based awards are transferred to and recorded as treasury stock, and certain restricted stock awards have been granted from shares in Treasury, and certain forfeited awards.

During the year ended December 31, 2014, 12,403 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 11,542 shares were transferred to Treasury as the result of forfeitures of restricted stock awards, and 150,000 shares were granted to certain employees from Treasury as restricted stock awards. During the year ended December 31, 2013, 312,845 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and 182,964 shares were granted to certain employees from Treasury as restricted stock awards.

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

Restricted Stock

The vesting periods for grant recipients are at the discretion of the Compensation Committee of our Board of Directors and may be vested upon grant in whole or in part but generally have used a four-year period. Restricted stock units are amortized using the accelerated method over the vesting period.

The table below summarizes activity regarding unvested restricted stock under the LTIP during the year ended December 31, 2014 and 2013 (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Restricted stock unvested at February 7, 2013	–	$–
2013 activity:
Granted	806	$12.97
Vested	(408)	$12.21
Forfeited	(240)	$14.00
Restricted stock unvested at December 31, 2013	158	$13.38	$1,601
Granted	200	$11.61
Vested	(54)	$12.05
Forfeited	(12)	$12.13
Restricted stock unvested at December 31, 2014	292	$12.25	$2,092

We realized income tax benefits of approximately $98,000 and $550,000 from activity involving restricted shares for the years ended December 31, 2014 and 2013, respectively.

Stock Appreciation Rights

The SARs activity for the year ended December 31, 2014 and 2013 is as follows (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at February 7, 2013	–	$–	–	$–
Granted	439	$12.71	–	–
Exercised (b)(c)	–	$–	–	–
Forfeited or expired	(60)	$13.97	–	–
Outstanding at December 31, 2013	379	$12.51	6.3 years	$–
Granted	260	$12.33	–	–
Exercised (b)(c)	–	$–	–	–
Forfeited or expired	(45)	$13.09	–	–
Outstanding at December 31, 2014	594	$12.37	6.1 years	$–
Exercisable at December 31, 2014	129	$12.63	5.6 years	$–

(a)

The intrinsic value of a SAR is the amount by which the market value of the underlying stock as of December 31, 2014 and 2013 exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)	Shares issued upon the exercise of SARs are treated as newly issued shares. There were no shares issued during 2014 and 2013 related to exercises of SARs.
(c)	There was no tax benefit recognized in 2014 and 2013 related to stock-based compensation for SARs.

During the year ended December 31, 2014, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $4.62 per share. The total fair value of SARs that vested for the year ended December 31, 2014 was $626,000.

During the year ended December 31, 2013, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $4.90.   The total fair value of SARs that vested for the year ended December 31, 2013 was $268,000.

Stock Options

The stock option activity for the year ended December 31, 2014 and 2013 and is as follows (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at February 7, 2013	–	$–	–	$–
Granted	–	$–	–	–
Exercised (b)(c)	–	$–	–	–
Forfeited or expired	–	$–	–	–
Outstanding at December 31, 2013	–	$–	–	$–
Granted	85	$12.13	–	–
Exercised (b)(c)	–	$–	–	–
Forfeited or expired	(1)	$–	–	–
Outstanding at December 31, 2014	84	$12.13	8.3 years	$–
Exercisable at December 31, 2014	13	$12.13	8.2 years	$–

(a)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2014 and 2013 exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)	Shares issued upon the exercise of stock options are treated as newly issued shares. There were no shares issued during 2014 and 2013 related to exercises of stock options.
(c)	There was no tax benefit recognized in 2014 and 2013 related to stock-based compensation for stock options.

During the year ended December 31, 2014, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $11.15 per share. The total fair value of stock options that vested for the year ended December 31, 2014 was $149,000.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARs and options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the years ended December 31, 2014 and 2013.

The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the years ended December 31, 2014 and 2013, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions for the years ended December 31, 2014 and 2013:

	For the year December 31,
	2014	2013
Risk-free rate	1.6%	1.2%
Expected life	4.9 years	4.7 years
Volatility	40.7%	44.0%
Expected dividend	none	none

The following table summarizes stock-based compensation expense for the year ended December 31, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2014	2013
SARs	$1,049	$525
Restricted shares	938	5,771
Stock options	467	–
	$2,454	$6,296

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of December 31, 2014 and 2013 ($ in thousands):

		Remaining
		years
2014
SARs	$1,492	2.41
Restricted shares	2,477	2.39
Stock options	469	1.32
	$4,438
2013
SARs	$1,302	2.48
Restricted shares	1,323	2.21
	$2,625

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs or stock options exercised during the years ended December 31, 2014 and 2013.

10.	Income Tax

The provision for income tax for the years ended December 31, 2014 and 2013 consisted of the following components ($ in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$456	$–
State	74	18
Total current taxes	530	18
Deferred:
Federal	(315)	–
State	(125)	–
Total deferred taxes	(440)	–
Income taxes	$90	$18

The items accounting for differences between the income tax provision, or benefit, computed at the federal statutory rate and the provision for income tax for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefits	(16.7)	0.2
Valuation allowance	85.2	(6.7)
Operations of nontaxable subsidiary	(84.8)	(21.0)
Stock-based compensation contribution	(41.4)	(7.0)
Non-deductible or non-taxable items	(4.5)	(0.7)
Tax expense resulting from allocation of tax benefits to contributed capital	44.6	-
Income taxes	17.4%	(0.2)%

The deferred income tax assets consisted of the following as of December 31, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Investment in subsidiary	$19,505	$277
Tax receivable agreement	236	158
Stock compensation	207	–
Net operating loss carryforwards	1,220	127
Total deferred tax assets	21,168	562
Less valuation allowances	(19,744)	(562)
Deferred tax assets, net of valuation allowance	1,424	–
Deferred tax liabilities:
Identifiable intangible assets	(3,710)	–
Other	(14)	–
Deferred tax liabilities, net	$(2,300)	$–

At December 31, 2014 and 2013, HII had no federal net operating loss carryforwards and approximately $338,000, respectively of federal net operating loss carryforwards as of December 31, 2013, with varying amounts of state net operating loss carryforwards for both years. These carryforwards generally are available through 2023. Additionally HP had federal and state net operating loss carryforwards of approximately $3.0 million, which are generally available through 2024.

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

The effective tax rate for the years ended December 31, 2014 and 2013 was 17.4% and (0.2)% and a provision for income taxes of $90,000 and $18,000, respectively.  Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH. Additionally, certain state jurisdictions tax HPIH and HPIS instead of their members, the effects of which are reflected in our consolidated provision for income taxes.

Our effective tax rate includes a rate detriment attributable to the fact that certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our deferred tax assets, as our belief is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We concluded that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of losses during the only year in which we measured deferred tax assets and because there are limited means by which our deferred tax asset on our investment in HPIH can be realized. For these reasons, we provided a valuation allowance of $19.7 million and $562,000 against our deferred tax assets for the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, respectively, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. For the year ended December 31, 2014 and 2013, respectively, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of December 31, 2014 and 2013, respectively. The Company’s 2012 through 2014 tax years remain subject to examination by tax authorities.

11.	Net Loss per Share

The computations of basic and diluted net loss per share attributable to HII for the years ended December 31, 2014 and 2013 were as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
Basic net loss attributable to HII	$(339)	$(3,355)
Average shares—basic	6,057,516	4,813,222
Effect of dilutive securities:
Restricted shares	–	–
SARs	–	–
Stock Options	–	–
Average shares—diluted	6,057,516	4,813,222
Basic net loss per share attributable to HII	$(0.06)	$(0.70)
Diluted net loss per share attributable to HII	$(0.06)	$(0.70)

Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants and SARs and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net loss per share because such inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013
Restricted shares	292	158
SARs	594	379
Stock options	84	–

12.	Fair Value Measurements

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

Contingent consideration for business acquisition. The contingent consideration related to the acquisitions of Secured and ASIA includes periodic cash payments, as described in Note 2, and are valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, risk and the probability of the underlying outcome of the results required by the acquirees to receive payment and the nature of such payments. The underlying outcomes are subject to actual revenues and earnings relative to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of A.R.I.E.S as described in Note 14 are primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of December 31, 2014 and 2013, respectively, approximate fair value because of the short-term duration of these instruments.

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We began classifying all of our contingent acquisition consideration as Level 3 in the fourth quarter of 2013.

As of December 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2014
	Carrying Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$461	$461	$–	$–
Liabilities:
Noncompete obligation, including current portion	$463	$–	$457	$–
Contingent acquisition consideration, including current portion	4,400	–	–	4,400
	$4,863	$–	$457	$4,400

As of December 31, 2013, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$7,337	$7,337	$–	$–
Liabilities:
Noncompete obligation, including current portion	$626	$–	$613	$–
Contingent acquisition consideration, including current portion	3,876	–	–	3,876
	$4,502	$–	$613	$3,876

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2013	$–
Issuance and settlements, net	3,423
Realized loss included in income	29
Unrealized loss included in income	424
Total realized and unrealized loss	453
Balance as of December 31, 2013	3,876
Issuance and settlements, net	(579)
Realized gain included in income	(102)
Unrealized loss included in income	1,205
Total realized and unrealized loss	1,103
Balance as of December 31, 2014	$4,400

Realized and unrealized loss on the contingent acquisition consideration are included in other expense (income) on the accompanying consolidated statements of operations.

13.	Segment Information

For the year ended December 31, 2014, we operated as two reportable segments: 1) IPD and 2) HP. For the year ended December 31, 2013, we operated as a single reportable segment, IPD. The IPD segments comprises our business activities in designing, implementing and administering STM and other products and the distribution of those products to consumers via our call center distribution network and online purchasing. The HP segment comprises the business activities of HP, including the development of HP, including the development of HealthPocket.com and generation of referral-based and other revenues. Intercompany revenues are based on contracted rates for services provided, which generally are referrals provided HealthPocket to the other segment.

The following table shows the financial results of our operating segments for the year ended December 31, 2014 ($ in thousands). For the year ended December 31, 2013, we operated as a single reportable segment.

	IPD	HP	Inter-Segment Eliminations	Consolidated Total
Revenues	$85,960	$3,258	$(460)	$88,758
Gross margin	85,960	867	(460)	86,367
Other operating expenses	80,720	1,867	(460)	82,127
Depreciation and amortization	1,730	637	–	2,367
Total operating expenses	82,450	2,504	(460)	84,494
Other expense	1,354	6	–	1,360
Net income (loss) before income taxes	2,156	(1,643)	–	513
Provision (benefit) for income taxes	757	(667)	–	90
Net income (loss)	$1,399	$(976)	$–	$423
Total assets as of December 31, 2014	$55,041	$31,723	$(592)	$86,172

14.	Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire in between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $60,000 and $70,000 as of December 31, 2014 and 2013, respectively. Total rent expense under all operating leases, which includes equipment, was $505,000 and $308,000 for the years ended December 31, 2014 and 2013, respectively, and is included in S, G & A expenses in the accompanying consolidated statements of operations.

As of December 31, 2014, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2015	$493
2016	330
2017	226
2018	119
2019	69
Total minimum lease payments	$1,237

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2014, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 8 for further information on these issuances of Class A common stock. As of result of the exchanges noted above, we have recorded a liability of $616,000 pursuant to the tax receivable agreement as of December 31, 2014. We have determined that some of this amount is probable of being paid, because a portion of the deductions and other tax benefits noted above will be utilized based on our taxable income for 2014. Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related to the tax receivable agreement. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. Our total liability pursuant to the tax receivable agreement for exchange transactions completed through December 31, 2014 would be $616,000, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. We have made no payments under the tax receivable agreement as of December 31, 2014. See Note 10 for further information on the income tax implications of the tax receivable agreement.

Distributor Commission Advance

From time to time, we enter into agreements with our distributors to make advanced commission payments to them. Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make. Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor, (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “September 2014 Note”) provides for advances up to an aggregate amount of $4.8 million, payable in three installments of $1.5 million, $1.5 million, and $1.8 million, respectively. The first advance installment of $1.5 million was made in September 2014 and is included in advanced commissions on accompanying consolidated balance sheet as of December 31, 2014. The latter two installments will be made on the earlier of June 26, 2015 and February 26, 2016, respectively, or the achievement of certain levels of sales of our products, as defined in the September 2014 Note, on or before such dates. The September 2014 Note, which secured the advances matures on April 26, 2017 and bears interest only upon the occurrence of an event of default, as defined in the Note. All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

Under the September 2014 Note, the Distributor is eligible to earn bonus commissions for each qualifying sale of our products, as defined in the September 2014 Note. Any such bonus commissions earned during the term of the September 2014 Note will be applied against the outstanding balance payable to us under the September 2014 Note, in lieu of a cash payment to us, and the net amount (if any) will be payable to the Distributor.

In January 2015, we entered into agreements with the Distributor to make advances via two additional variable secured promissory notes, which we refer to as the “January 2015 Production Note” and the “January 2015 MDF Note”, and collectively as the “January 2015 Variable Notes”.  The January 2015 Variable Notes provide for advances of up to $2.0 million each.  The first installments, $1,500,000 under the January 2015 Production Note and $1,000,000 under the January 2015 MDF Note, were made in January 2015.  Both January 2015 Variable Notes provide for second installments of $500,000 each, payable on July 1, 2015, and the January 2015 MDF Note provides for a third installment of $500,000, payable on January 1, 2016.  The January 2015 Variable Notes, which secure the advances, mature on December 31, 2017 and bear interest only upon the occurrence of an event of default, as defined in each of the January 2015 Variable Notes.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default.

Under the January 2015 Production Note, the Distributor is eligible to earn bonus commissions for each qualifying sale of our products, as defined in the January 2015 Production Note. Any such bonus commissions earned during the term of the January 2015 Production Note will be applied against the outstanding balance payable to us under the January 2015 Production Note, in lieu of a cash payment to us, and the net amount (if any) will be payable to the Distributor.

Under the January 2015 MDF Note, the Distributor is eligible to earn production credits for achieving certain sales targets of our products, as defined in the January 2015 MDF Note.  Any such production credits earned during the term of the January 2015 MDF Note will be applied against the outstanding balance payable to us under the January 2015 MDF Note, in lieu of a cash payment to us, but no amount will be payable to us by the Distributor.

In addition, in January 2015 we entered into a revolving secured promissory note (the “January 2015 Revolver”) with the Distributor.  Pursuant to the January 2015 Revolver, we may make loans, from time to time, to the Distributor.  The maximum aggregate principal amount loaned by us under the January 2015 Revolver  is capped at the lesser of what we refer to as the available amount and $1,000,000 (increased to $1,500,000 on July 1, 2015 if there has not been an event of default, as defined in the January 2015 Revolver).  The January 2015 Revolver bears interest at an annual rate of 6.0%.  Pursuant to the January 2015 Revolver, on each of December 31, 2015 and 2016, the Distributor shall make a payment to us in an amount that will reduce the amount outstanding under the January 2015 Revolver to $300,000 or less plus accrued interest on the principal amounts so repaid.  The January 2015 Revolver matures on December 31, 2017.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default. In January 2015, we loaned $1.0 million to the Distributor under the January 2015 Revolver.

Legal Proceedings

As of December 31, 2014, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

15.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Intermediaries Holdings LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For both the years ended December 31, 2014 and 2013, the base maximum allowable contribution amount was $17,500. The Plan also permits for discretionary company contributions. We have made no discretionary contributions during the years ended December 31, 2014 and 2013, respectively.

16.	Related-Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the years ended December 31, 2014 and 2013, HPIH paid cash distributions of $1.2 million and $2.2 million, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. The distribution made during the year ended December 31, 2014 included $916,000 that was accrued as of December 31, 2013. The distribution made during the year ended December 31, 2013 consisted of an accrual of $773,000 made during the year ended December 31, 2012 and an additional accrual of $171,000 which was made prior to the IPO.

Tax Receivable Agreement

As discussed in Note 14, on February 13, 2013, we entered into a tax receivable agreement with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske.

As of December 31, 2014 and 2013, respectively, we have made no such payments under the tax receivable agreement. As of December 31, 2014, we would be obligated to pay $616,000 pursuant to the tax receivable agreement, of which $229,000 is included in current liabilities on the accompanying consolidated balance sheets. As of December 31, 2013, $423,000 was payable pursuant to the tax receivable agreement and was included in long-term liabilities in our accompanying consolidated balance sheets.

Our total liability pursuant to the tax receivable agreement for exchange transactions completed through December 31, 2014 would be $10.8 million if we generate sufficient taxable income in the future.

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

On March 15, 2014, Mr. Spinner’s employment agreement with HII was terminated.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors.  See Note 3 for more information on this joint venture.  HBO is a related party by virtue of its 50% ownership of membership interests in SIL. During 2014 and 2013, we made net advanced commissions payments of $1.8 million and $801,000, respectively, and recognized $5.7 million and $906,000, respectively, of commission expense related to HBO. As of December 31, 2014 and 2013, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets was $2.3 million and $457,000, respectively.

17.	Concentrations of Credit Risk and Significant Customers

Accounts receivable were approximately $1.8 million and $630,000 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 we had two customers who make up 35% and 15%, or a total of 50% of the accounts receivable balance. As of December 31, 2013, we had a single distributor who made up and 21% of the accounts receivable balance.

Revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and monthly administration fees paid by members as a direct result of enrollment services provided by us. None of our members individually accounted for 10% or more of the Company’s revenue for the years ended December 31, 2014 and 2013.

During the year ended December 31, 2014, two carriers represented 43% and 36% of premium equivalents. During the years ended December 31, 2013, three carriers represented 41%, 22% and 20% of premium equivalents, respectively.

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

DATE	SIGNATURE	TITLE

March 18, 2015	/s/ Michael W. Kosloske	Chairman of the Board of Directors, President and Chief Executive Officer
	Michael W. Kosloske	(Principal Executive Officer)

March 18, 2015	/s/ Dirk A. Montgomery	Executive Vice President and Chief Financial Officer
	Dirk A. Montgomery	(Principal Financial Officer)

March 18, 2015	/s/ Joan Rodgers	Chief Accounting Officer
	Joan Rodgers	(Principal Accounting Officer)

March 18, 2015	/s/ Bruce Telkamp	Director and Chief Operating Officer
Bruce Telkamp

March 18, 2015	/s/ Paul E. Avery	Director
Paul E. Avery

March 18, 2015	/s/ Anthony J. Barkett	Director
Anthony J. Barkett

March 18, 2015	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 18, 2015	/s/ Robert S. Murley	Director
Robert S. Murley

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Asset Purchase Agreement dated March 14, 2013, by and among Health Insurance Innovations, Inc., TSG Agency, LLC, and Ivan Spinner. Incorporated by reference to Exhibit 10.1 to Current Report on the Form 8-K filed March 14, 2013.

2.2

Stock Purchase Agreement, dated as of July 17, 2013, by and among Health Plan Intermediaries Holdings, LLC, Health Insurance Innovations, Inc., Joseph Safina, Howard Knaster and Jorge Saavedra (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2013.

2.3

Agreement and Plan of Merger among Health Insurance Innovations, Inc. SV Merger Sub, Inc., HealthPocket, Inc. Bruce Telkemp, Sheldon Wang, any Holder executing a Letter of Transmittal, Option Cancellation Agreement or Parent Option Agreement, and Randy Herman, as the Representative (all disclosure schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K).  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 16, 2014.

2.4

Membership Interest Purchase Agreement between Health Plan Intermediaries Holdings, LLC and Landon A. Jordan (all disclosure schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K).  Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 12, 2014.

3.1	Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.1 to Current Reports on Form 8-K filed February 13, 2013.
3.2

Certificate of Correction to the Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.2 to Current reports on Form 8-K filed February 13, 2013.

3.3	Amended and Restated Bylaws of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.3 to Current reports on Form 8-K filed February 13, 2013.
4.1

Registration Rights Agreement among Health Insurance Innovations, Inc. and the stockholders named therein. Incorporated by reference to Exhibit 4.1 to Current reports on Form 8-K filed February 13, 2013.

4.2	Registration Rights Agreement among Health Insurance Innovations, Inc. and Randy Herman, as Representative. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 16, 2014.
10.1

Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 to Current Reports on Form 8-K filed February 13, 2013.

10.2

Contribution Agreement between Health Plan Intermediaries Holdings, LLC and Health Plan Intermediaries, LLC. Incorporated by reference to Exhibit 10.2 to the Draft Registration Statement on Form S-1 (File No. 333-00034 / Film No. 121193612) filed November 9, 2012.

10.3

Tax Receivable Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Current Reports on Form 8-K filed February 13, 2013.

10.4

Exchange Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.3 to Current Reports on Form 8-K filed February 13, 2013.

10.5

Master Service Agreement between Health Plan Intermediaries, LLC and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.8 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.6

Software Assignment Agreement between Health Plan Intermediaries, LLC and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.9 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.7†

General Manager’s Agreement between Health Plan Intermediaries, LLC and Companion Life Insurance Company. Incorporated by reference to Exhibit 10.10 to the Second Submission to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121245775) filed December 6, 2012.

Exhibit No.	Description
10.8

Marketing/Billing Agreement between Med-Sense Guaranteed Association and Health Insurance Innovations. Incorporated by reference to Exhibit 10.13 to the Second Submission to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121245775) filed December 6, 2012.

10.9#	Employment Agreement between Michael W. Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.6 to Current Reports on Form 8-K filed February 13, 2013.
10.10#	Employment Agreement between Lori Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed February 13, 2013.
10.11#	Health Insurance Innovations, Inc. Long Term Incentive Plan. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 13, 2013.
10.12

Office Lease Agreement between Health Plan Intermediaries, LLC and Magdalene Center of Tampa, LLC. Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-185596 / Film No. 121278087) filed December 20, 2012.

10.13*#	Amended and Restated Employment Agreement between Michael D. Hershberger and Health Insurance Innovations, Inc. dated as of November 7, 2013.
10.14#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.
10.15#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.
10.16#

Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled).  Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.17#

Employment Agreement between Michael A. Petrizzo, Jr. and Health Insurance Innovations, Inc. dated as of October 27, 2013. Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 25, 2014.

10.18#	Employment Agreement between Health Insurance Innovations, Inc. and Bruce Telkamp. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2014.
10.19#	Employment Agreement between Health Insurance Innovations, Inc. and Sheldon Wang. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2014.
10.20#	Employment Agreement between Health Insurance Innovations, Inc. and Dirk A. Montgomery. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2014.
10.21*	Agreement to Commercial Note, dated December 15, 2014, between Health Plan Intermediaries Holdings, LLC, and SunTrust Bank.
10.22*	Commercial Note, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC in favor of SunTrust Bank.
10.23*	Form of Security Agreement, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank.
10.24*	Form of Unconditional Guaranty, dated December 15, 2014, Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank.
21*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32*	Section 1350 Certifications.
100.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Document.
*	Document is filed with this Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
†

The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.