Form 10-Q
period 2015-03-31
Health Insurance Innovations, Inc.
filed 2015-05-14
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015, the registrant had 7,681,096 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,517	$16,154
Cash held on behalf of others	4,756	5,744
Short-term investments	—	461
Accounts receivable, net, prepaid expenses and other current assets	1,887	2,332
Advanced commissions	8,022	5,973
Note receivable	1,014	—
Income taxes receivable	115	12
Total current assets	26,311	30,676
Property and equipment, net	996	526
Goodwill	41,076	41,076
Intangible assets, net	12,829	13,565
Other assets	1,204	329
Total assets	$82,416	$86,172
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,330	$11,397
Current portion of contingent acquisition consideration	2,254	2,647
Deferred revenue	150	64
Deferred tax liability	13	13
Due to member	229	229
Other current liabilities	192	189
Total current liabilities	12,168	14,539
Contingent acquisition consideration	1,205	1,753
Deferred tax liability	1,896	2,287
Due to member	512	387
Other liabilities	442	494
Total liabilities	16,223	19,460
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,085 and 7,900,085 shares issued, respectively; and 7,640,356 and 7,852,941 outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	44,637	42,647
Treasury stock, at cost (269,729 and 47,144 shares, respectively)	(2,793)	(347)
Accumulated deficit	(3,641)	(3,694)
Total Health Insurance Innovations, Inc. stockholders’ equity	38,218	38,621
Noncontrolling interests	27,975	28,091
Total stockholders’ equity	66,193	66,712
Total liabilities and stockholders' equity	$82,416	$86,172

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues (premium equivalents of $38,281 and $30,951 for the three months ended March 31, 2015 and 2014, respectively)	$22,541	$17,927

Operating expenses:
Third-party commissions	10,834	8,882
Credit card and ACH fees	485	359
Selling, general and administrative	11,164	7,914
Depreciation and amortization	784	405
Total operating expenses	23,267	17,560
(Loss) income from operations	(726)	367

Other (income) expense:
Interest income	(7)	(15)
Fair value adjustment to contingent acquisition consideration	(491)	722
Other income	(148)	(60)
Net loss before income taxes	(80)	(280)
Benefit for income taxes	(336)	(32)
Net income (loss)	256	(248)
Net income (loss) attributable to noncontrolling interests	203	(174)
Net income (loss) attributable to Health Insurance Innovations, Inc.	$53	$(74)

Per share data:
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average Class A shares outstanding
Basic	7,515,053	5,025,669
Diluted	7,714,339	5,025,669

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2014	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net (loss) income	—	—	—	—	—	—	—	(339)	762	423
Class A common stock issued as acquisition consideration	815,991	1	—	—	6,733	—	—	—	—	6,734
Issuance of Class A common stock in private offering	1,725,000	2	—	—	20,957	—	—	—	—	20,959
Purchase of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,725,000)	(2)	(14,622)	—	—	—	(6,301)	(20,925)
Repurchases of Class A common stock	(43,318)	—	—	—	—	43,318	(304)	—	—	(304)
Issuances of Class A common stock under equity compensation plans	49,500	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(12,403)	—	—	—	—	12,403	(142)	—	—	(142)
Forfeitures of restricted shares held in treasury	(11,542)	—	—	—	131	11,542	(131)	—	—	—
Issuances of restricted shares from treasury	150,000	—	—	—	(1,793)	(150,000)	1,793	—	—	—
Stock compensation expense	—	—	—	—	2,454	—	—	—	—	2,454
Distributions	—	—	—	—	—	—	—	—	(264)	(264)
Balance as of December 31, 2014	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	53	203	256
Repurchases of Class A common stock	(67,152)	—	—	—	—	67,152	(482)	—	—	(482)
Issuances of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(5,433)	—	—	—	—	5,433	(35)	—	—	(35)
Forfeitures of restricted shares held in treasury	(150,000)	—	—	—	1,929	150,000	(1,929)	—	—	—
Stock compensation expense	—	—	—	—	61	—	—	—	—	61
Distributions	—	—	—	—	—	—	—	—	(319)	(319)
Balance as of March 31, 2015 (unaudited)	7,640,356	$8	6,841,667	$7	$44,637	269,729	$(2,793)	$(3,641)	$27,975	$66,193

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$256	$(248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61	405
Depreciation and amortization	784	405
Amortization of deferred financing costs	—	—
Fair value adjustments to contingent acquisition consideration	(491)	722
Gain on deconsolidation of variable interest entity	(189)	—
Gain on sale of available-for-sale securities	—	(20)
Deferred income taxes	(391)	—
Changes in operating assets and liabilities:
Decrease in cash held on behalf of others	988	690
Decrease (increase) in accounts receivable, prepaid expenses and other assets	635	(1,003)
Increase in income taxes receivable	(103)	(35)
Increase in advanced commissions	(2,924)	(2,264)
Decrease in accounts payable, accrued expenses and other liabilities	(2,187)	(133)
Increase in due to related parties pursuant to tax receivable agreement	125	—
Increase (decrease) in deferred revenue	86	(365)
Net cash used in operating activities	(3,350)	(1,846)
Investing activities:
Proceeds from sale of available-for sale securities	461	33,020
Capitalized website development costs	(373)	—
Issuance of note receivable	(1,014)	—
Acquisition of available-for-sale securities	—	(18,000)
Proceeds from maturities of held-to-maturity securities	—	3,223
Payments for deposits	—	(500)
Purchases of property and equipment	(26)	(121)
Net cash (used in) provided by investing activities	(952)	17,622
Financing activities:
Distributions to member	(319)	(921)
Payment of contingent acquisition consideration	(450)	(450)
Purchases of treasury stock	(482)	—
Withholdings of restricted stock awards held in treasury	(35)	(117)
Payments for noncompete obligation	(49)	(44)
Net cash used in financing activities	(1,335)	(1,532)
Net (decrease) increase in cash and cash equivalents	(5,637)	14,244
Cash and cash equivalents at beginning of period	16,154	18,429
Cash and cash equivalents at end of period	$10,517	$32,673

Supplemental Disclosure of non-cash investing activities:
Capitalized software development costs included in accounts payable	120	—

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer \ to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to Sunrise Health Plans, LLC, Sunrise Group Marketing LLC, and Secured Software Solutions LLC, collectively. The term “SIL” refers to Simple Insurance Leads LLC, a partially-owned venture we and a third party formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015. The term “HP” refers to HealthPocket, Inc., a wholly-owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly-owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII, and SIL was a consolidated subsidiary of HII until March 23, 2015.

Business Description and Organizational Structure of the Company

Our Business

We are a leading developer, distributor and virtual administrator of affordable, cloud-based individual health insurance plans and ancillary products.  Our subsidiary HP operates a comprehensive consumer comparison shopping website for health insurance plans, HealthPocket.com.  We are a developer and distributor of short-term medical (“STM”) insurance plans, which provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options. Our sales of STM products are supplemented with additional production offerings. In addition to STM plans, we offer guaranteed-issue and underwritten hospital indemnity plans for individuals under the age of 65, which pay fixed cash benefits for covered procedures and services and a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to STM and hospital indemnity plans. We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met. We design and structure these products on behalf of insurance carriers and market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are also referred to as members, at the time of sale. The plans are underwritten by contracted insurance carriers, and we assume no underwriting or insurance risk. Our sales of STM and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges (the “Exchanges”) created under the Patient Protection and Affordable Care Act (“PPACA”).

We acquired HP in July 2014. HP provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HP also enhances our consolidated business operations by aggregating high-quality product sales referrals for STM and other health insurance products and ancillary products. In addition, the data aggregated by HP is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

Our History

Our business began operations in 2008, and historically we operated through Health Plan Intermediaries, LLC (“HPI”). HII was incorporated in the State of Delaware in October 2012 to facilitate the initial public offering (“IPO”) of our common stock. In November 2012, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries.

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of HII’s business is conducted through HPIH and HPIH’s subsidiaries. HII is the sole managing member and has 100% of the voting rights and control of HPIH. See Note 6 for more information about the IPO.

Basis of Presentation

The condensed consolidated financial statements reflect the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense from cash held on behalf of others and including such amounts in cash and cash equivalents in the accompanying condensed consolidated balance sheets and statements of cash flows, and fair value adjustment for contingent consideration as a separate component in the accompanying consolidated statements of operations, as compared to a component of other income (expense) in the prior period.

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies are described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Property and equipment, net

Included in property and equipment, net are website development costs. These costs incurred in the development of websites are either expensed as incurred or capitalized depending on the nature of the cost and the stage of development of the project under which a website or websites are developed.  Generally, the costs incurred during the planning stage are expensed as incurred; the costs incurred for activities during the website application and infrastructure development stage are capitalized; costs incurred during the graphics development stage are capitalized if such costs are for the creation of initial graphics for the website; subsequent updates to the initial graphics are expensed as incurred, unless they provide additional functionality; costs incurred during the content development stage are expensed as incurred unless they are for the integration of a database with the website, which are capitalized; and, the costs incurred during the operating stage are expensed as incurred.

Upon reaching the operating phase of the website application and infrastructure phase, the capitalized costs are amortized over the estimated useful life of the capitalized costs, which we expect to be five years.

During the three months ended March 31, 2015, we capitalized $493,000 of costs incurred in the development of a website for which the software underlying the website will not be marketed externally.  This balance is included in property and equipment, net on the accompanying condensed consolidated balance sheets.  Substantially all of the costs incurred during the period were part of the website application phase, and as of March 31, 2015, the operating phase of the website has not commenced.  As such, no amortization has been recorded on the capitalized website development costs.

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of Financial Accounting Standards Board (“FASB”) guidance relate to nonpublic entities. As noted above, we have elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under provisions of the JOBS Act.

In February 2015, the FASB issued an amendment to its accounting guidance related to financial statement consolidation.  This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, it modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

In April 2014, the FASB issued guidance related to discontinued operations reporting.  The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2015 and interim periods within those years and allows for early adoption.  We adopted this guidance as of January 1, 2015, and as a result determined that our disposition of our interest in SIL, which is described in Note 3, was not a strategic shift in, nor did it have a major effect on our operations or financial results.  As such, we did not treat SIL as a discontinued operation in our condensed consolidated financial statements.

2. Business Acquisitions

Acquisition of HealthPocket, Inc.

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HP from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the Merger Agreement.

Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of Class A common stock, $0.001 par value per share, with such shares of the  Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of approximately $6.7 million as of the acquisition date. A portion of the merger consideration consisting of $3.2 million in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HP’s former equity holders, and fees and expenses of the representative of HP’s former equity holders.

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof received in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A common stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consolidation. If any Replacement Options are terminated or expire, the value of those options will be classified as an adjustment to the purchase price for the acquisition. The Replacement Options are included as a component of stock-based compensation on the accompanying condensed consolidated statements of operations. See Note 7 for future information on the Replacement Options. As of March 31, 2015, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

Under the terms of the Merger Agreement, the former equity holders of HP had the right to elect to receive cash or shares of our Class A common stock. Telkamp and Wang agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration were not elected to be received as consideration by other former HP equity holders.

Effective July 14, 2014, HII's Board of Directors appointed Telkamp as our Chief Operating Officer and we entered into an employment agreement with Telkamp where he also agreed to continue to serve as HP’s Chief Executive Officer.   Telkamp’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Telkamp’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Telkamp beginning on July 14, 2014 and ending on July 14, 2017.  Telkamp was also appointed as a member of HII’s Board of Directors on July 14, 2014 and will rotate being appointed to the Board of Directors annually with Wang pursuant to the Merger Agreement. On May 4, 2015, Telkamp’s employment agreement was amended, and he became the Chief Executive Officer of our Consumer Division.  Telkamp will continue to serve as Chief Executive Officer of HP.  In addition, effective July 14, 2014, HII’s Board of Directors appointed Wang as our Chief Technology Officer and we entered into an employment agreement with Wang where he also agreed to continue to serve as HP’s President.  Wang’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Wang’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Wang beginning on July 14, 2014 and ending on July 14, 2017.

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

The following table summarizes the allocation of the total purchase price for the acquisition as of July 14, 2014 ($ in thousands):

Cash	$1,294
Accounts receivable and other assets (1)	104
Property and equipment (1)	6
Accounts payable, accrued expenses and other liabilities (1)	(480)
Deferred tax liability – long-term	(2,967)
Intangible asset – technology	8,000
Intangible asset – brand	1,280
Intangible asset – customer relationships	430
Intangible asset – noncompete agreements	27
Goodwill (2)	20,941
$28,635
(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of March 31, 2015, we expect none of the goodwill acquired in this transaction to be deductible for income tax purposes.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date. HP’s revenues and pre-tax net loss included in our results of operations for the three months ended March 31, 2015 are $664,000 and $961,000. Net loss before taxes included $316,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

Acquisition of ASIA

On August 8, 2014, we entered into an agreement (the “ASIA Purchase Agreement”) to acquire all of the issued and outstanding membership interests of ASIA, a Texas insurance brokerage, from Mr. Landon Jordan (“Jordan”) for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000 and a closing payment of $1.5 million, and $2.2 million in contingent consideration, as described below.  The closing of the acquisition occurred on August 8, 2014 simultaneous with the signing of the ASIA Purchase Agreement.

Pursuant to the ASIA Purchase Agreement, Jordan may receive total contingent consideration of $2.2 million, payable in cash.  This amount is payable in two cash payments of $1.2 million and $1.0 million, respectively, if ASIA attains certain amounts of adjusted EBITDA, as defined in the ASIA Purchase Agreement, during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016.  The estimated range of potential total contingent consideration is zero to approximately $2.2 million.

During the three months ended March 31, 2015, we determined that it was not probable that ASIA will attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Jordan to earn the contingent consideration payment of $1.2 million noted above.  However, we believe that it is probable we will make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million related to the period from September 1, 2015 through August 31, 2016.  As of March 31, 2015, the fair value of the contingent consideration was $864,000 which is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets.  During the three months ended March 31, 2015, we recorded a $529,000 reduction to the fair value of the contingent consideration, primarily due to a decrease in the estimated probability of ASIA to achieve the adjusted EBITDA thresholds necessary to require payment of the contingent consideration to Jordan.

Effective August 8, 2014, we also entered into an employment agreement with Jordan which provides for, among other things, a noncompetition covenant beginning on August 8, 2014 and ending on the later of August 8, 2017 and one year following the date on which Jordan’s employment with us is terminated.

The following table summarizes the fair value of the consideration for the acquisition as of August 8, 2014 ($ in thousands):

Cash paid at closing	$1,825
Contingent consideration, at fair value	1,263
Total consideration	$3,088

The following table summarizes the allocation of the total purchase price for the acquisition as of August 8, 2014 ($ in thousands):

Cash	$105
Accounts receivable and other assets (1)	271
Accounts payable, accrued expenses and other liabilities (1)	(163)
Intangible asset – customer relationships – distributors	449
Intangible asset – customer relationships – direct	266
Intangible asset – brand	21
Intangible asset – noncompete agreements	18
Goodwill (2)	2,121
$3,088
(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of March 31, 2015, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $840,000.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date. ASIA’s revenues and pre-tax net loss included in our results of operations was $921,000 and $285,000, respectively, for the three months ended March 31, 2015. Net loss before taxes include $45,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

3. Variable Interest Entities

As of March 31, 2015, we are the primary beneficiary of one entity that constitutes a VIE pursuant to FASB guidance.

HPIH

As of March 31, 2015, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 52.8% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

SIL

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) in connection with the formation of SIL, a venture intended to procure sales leads for us and our distributors. We had made $492,000 in contributions to SIL during the years ended December 31, 2013 and 2013. In addition, we entered into an agreement to loan $185,000 to SIL, which can be repaid via offset of earned commissions of HBO otherwise payable by us. HBO had no obligations to make any initial capital contributions. Per the SIL LLC Agreement, so long as HPIH’s unreturned capital contributions had not been reduced to zero, HPIH could, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL. As such, we determined that we had the power to control the day-to-day activities of SIL.

We concluded that we were the primary beneficiary of SIL, and therefore, we consolidated SIL because we had power over and receive the benefits of SIL. We had the power to direct the activities of SIL that most significantly impact its economic performance. Per the terms of the SIL LLC Agreement, we determined that 100% of the operating income or loss of the VIE should be allocated to us.

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration.  The parties have agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note.  As such, the note is included in advanced commissions in the accompanying consolidated balance sheets.  In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016, respectively.  The amounts receivable as contingent consideration are not estimable nor reasonably assured; as such, we have not recorded the contingent consideration on our consolidated balance sheets.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our consolidated financial statements.  The results of operations of SIL are included in the accompanying consolidated financial statements through the date of the Unit Purchase Agreement.  We recorded a gain of $189,000 on the sale representing the difference between the consideration received and the carrying value of SIL’s net assets at the time of the transaction.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of March 31, 2015 and December 31, 2014 arose from previous acquisitions as described in our annual report on Form 10-K for the year ended December 31, 2014. Our goodwill balance as of March 31, 2015 arose from the HP and the ASIA acquisitions described in Note 2 as well as our goodwill balance existing as prior to such acquisitions.

The changes in the carrying amounts of goodwill by operating segment are as follows ($ in thousands):

	IPD	HP	Total
Balance as of January 1, 2014	$18,014	$-	$18,014
Goodwill acquired	2,121	20,941	23,062
Impairment of goodwill	—	—	—
Balance as of December 31, 2014	20,135	20,941	41,076
Goodwill acquired	—	—	—
Impairment of goodwill	—	—	—
Balance as of March 31, 2015	$20,135	$20,941	$41,076

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of March 31, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(136)	$1,241
Carrier network	5.0	40	(28)	12
Distributor relationships	9.3	5,109	(1,945)	3,164
Noncompete agreements	4.7	987	(517)	470
Customer relationships	5.8	1,484	(783)	701
Capitalized software	6.7	8,571	(1,330)	7,241
Total intangible assets	7.8	$17,568	$(4,739)	$12,829

Major classes of intangible assets as of December 31, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(103)	$1,274
Carrier network	5.0	40	(26)	14
Distributor relationships	9.3	5,109	(1,791)	3,318
Noncompete agreements	4.7	987	(462)	525
Customer relationship	5.8	1,484	(644)	840
Capitalized software	6.7	8,571	(977)	7,594
Total intangible assets	7.8	$17,568	$(4,003)	$13,565

Amortization expense for the three months ended March 31, 2015 and 2014 was $736,000 and $375,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2015 and in each of the next five years are as follows ($ in thousands):

Remainder of 2015	$1,907
2016	2,173
2017	1,984
2018	1,743
2019	1,357
2020	1,357
Thereafter	2,308
Total	$12,829

5. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2015	December 31, 2014
Accounts payable	$594	$906
Carriers and vendors payable	4,766	5,830
Commissions payable	1,704	2,009
Accrued wages	646	1,062
Accrued refunds	708	815
Accrued credit card/ACH fees	127	144
Accrued interest	-	1
Accrued professional fees	259	198
Other accruals	526	432
Total accounts payable and accrued expenses	$9,330	$11,397

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of March 31, 2015, the Class A common stockholders had 52.8% of the voting power in HII and the Class B common stockholders had 47.2% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in 000’s):

	Three months ended March 31,
	2015	2014
Net income (loss) attributable to Health Insurance Innovations, Inc.	$53	$(74)
Distributions	(319)	(5)
Total	$(266)	$(79)

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 1 from our December 31, 2014 audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for further information on the Exchange Agreement.

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

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

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

Treasury Stock

Treasury stock is recorded at cost.  As of March 31, 2015 and December 31, 2014, we held 269,729 and 47,144 shares of treasury stock, respectively, recorded at a cost of $2.8 million and $347,000, respectively.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this authorization.  The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods.

During the three months ended March 31, 2015, we repurchased 67,152 shares of our registered Class A common stock under the Repurchase Plan at an average price per share of $7.17.

Tax Obligation Settlements and Treasury Stock Transactions

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain forfeited stock-based awards are transferred to and recorded as treasury stock, and certain restricted stock awards have been granted from shares in Treasury, and certain forfeited awards.

During the three months ended March 31, 2015, 5,433 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and 150,000 shares were transferred to Treasury as the result of forfeitures of restricted stock awards. During the three months ended March 31, 2014, 9,887 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards.

7. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which restricted stock, stock appreciation rights (“SARs”), stock options and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the LTIP have been issued or our Board of Directors terminates the LTIP. There were 1,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. For grants of SARs and options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within selling, general and administrative (“S, G & A”) expense in the consolidated statements of operations. None of the stock-based compensation was capitalized during the three months ended March 31, 2015 and 2014, respectively.

The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three months ended March 31, 2015 and 2014, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the short time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.6%	1.2%
Expected life	4.9 years	4.7 years
Expected volatility	40.7%	44.0%
Expected dividend yield	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
SARs issued	—	—
Restricted shares issued	10	—
Stock options issued	—	—

During the three months ended March 31, 2015, 175,000 SAR and 150,000 restricted share awards were forfeited.  All of these awards were unvested.  No SARs were exercised during the three months ended March 31, 2015. There were no forfeitures and no SARs were exercised during the three months ended March 31, 2014.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three months ended March 31,
	2015	2014
SARs	$(4)	$203
Restricted shares	(66)	202
Stock options	131	—
	$61	$405

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2015 ($ in thousands):

		Weighted Average Remaining years
SARs	$650	2.1
Restricted shares	688	1.9
Stock options	338	1.3
	$1,676

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods.

For the three months ended March 31, 2015 and 2014, the settlement of stock based incentive plans resulted in a cash outflow of $35,000 and $117,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. We recognized an income tax benefit of $54,000 and $47,000 from stock-based activity for the three months ended March 31, 2015 and 2014.

8. Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three months ended March 31, 2015 and 2014 were as follows ($ in thousands, except share and per share data):

	Three months ended March 31,
	2015	2014
Basic net income (loss) attributable to Health Insurance Innovations, Inc.	$53	$(74)
Average shares—basic	7,515,053	5,025,669
Effect of dilutive securities:
Restricted shares	181,928	—
Stock options	17,358	—
Average shares—diluted	7,714,339	5,025,669
Basic net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.01	$(0.01)
Diluted net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.01	$(0.01)

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and stock appreciation rights and are calculated using the treasury stock method. There is no effect of our restricted stock, stock options and SARs in the computation of diluted earnings per share for the three months ended March 31, 2014 due to a net loss in that period.

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2015	2014
Restricted shares	14	130
SARs	419	359
Stock options	23	—

9. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three months ended March 31, 2015 and 2014 was (414.2%) and 11.4%, respectively. Benefit for income taxes was $336,000 and $32,000 for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 were significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

During any period, our effective tax rate also is reduced because certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets.  As of March 31, 2015, we have determined that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of losses in the only two fiscal years in which we have measured deferred tax assets.  As such, we have provided a valuation allowance against some of our deferred tax assets as of March 31, 2015.

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. During the three months ended March 31, 2015, we adopted FASB guidance which states that a liability for uncertain tax positions should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If the net operating loss carryforward, similar tax loss or tax credit carryforward is unavailable as of the reporting date, then the liability for uncertain tax positions should be presented as a deferred tax liability and not combined with deferred tax assets.  This guidance did not have an impact on our financial statements as we have no uncertain tax positions as of March 31, 2015.

For the three months ended March 31, 2015 and 2014, we had no gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire in between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $83,000 and $60,000 as of March 31, 2015 and December 31, 2014, respectively. Total rent expense under all operating leases, which includes equipment, was $171,000 and $73,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in S, G & A expenses in the accompanying condensed consolidated statements of operations.

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

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of March 31, 2015 and December 31, 2014, HPIH had not drawn on the RLOC.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements.  HII and each of the wholly-owned subsidiaries of HPIH are guarantors of the RLOC and would be required to pay any outstanding debt under the RLOC upon the occurrence of an event of default by HPIH.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other-long term assets on the accompany condensed consolidated balance sheets.  The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the RLOC.

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder, Chairman of the Board, President and Chief Executive Officer. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.  As of March 31, 2015, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 6 for further information on these issuances of Class A common stock.  As a result of the exchanges noted above, we have recorded a liability of $741,000 pursuant to the TRA as of March 31, 2015.  We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2014.  Therefore a portion of the valuation allowance on our deferred tax assets related to the TRA was reversed in 2014.  The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske.  Our total liability pursuant to the TRA for exchange transactions completed through March 31, 2015 would be $10.8 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future.  We have made no payments under the TRA as of March 31, 2015, but plan to make payments under the TRA during the year ended December 31, 2015.

Distributor Commission Advances

From time to time, we enter into agreements with our distributors to make advanced commission payments to them.  Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make.  Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “September 2014 Note”) provides for advances up to an aggregate amount of $4.8 million, payable in three installments of $1.5 million, $1.5 million, and $1.8 million, respectively.  The first advance installment of $1.5 million was made in September 2014 and is included in advanced commissions on accompanying condensed consolidated balance sheets as of March 31, 2015. The latter two installments will be made on the earlier of June 26, 2015 and February 26, 2016, respectively, or the achievement of certain levels of sales of our products, as defined in the September 2014 Note, on or before such dates.  The September 2014 Note, which secure the advances, matures on April 26, 2017 and bears interest only upon the occurrence of an event of default, as defined in the September 2014 Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

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

Of these advances, balances that will be realized within twelve months are included in advanced commissions, and the portions not realizable within twelve months are included in other long-term assets on the accompanying condensed consolidated balance sheets.  The balances in the current and other long-term assets were $1.6 million and $875,000 as of March 31, 2015.

In addition, in January 2015 we entered into a revolving secured promissory note (the “January 2015 Revolver”) with the Distributor.  Pursuant to the January 2015 Revolver, we may make loans, from time to time, to the Distributor.  The maximum aggregate principal amount loaned by us under the January 2015 Revolver  is capped at the lesser of what we refer to as the available amount and $1,000,000 (increased to $1,500,000 on July 1, 2015 if there has not been an event of default, as defined in the January 2015 Revolver).  The January 2015 Revolver bears interest at an annual rate of 6.0%.  Pursuant to the January 2015 Revolver, on each of December 31, 2015 and 2016, the Distributor shall make a payment to us in an amount that will reduce the amount outstanding under the January 2015 Revolver to $300,000 or less plus accrued interest on the principal amounts so repaid.  The January 2015 Revolver matures on December 31, 2017.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default. In January 2015, we loaned $1.0 million to the Distributor under the January 2015 Revolver.  During the three months ended March 31, 2015, we accrued $13,000 in interest on the note.  The note is included in note receivable on the accompanying condensed consolidated balance sheet.

Legal Proceedings

As of March 31, 2015, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

Investments. Our short-term investments include certificates of deposit. The certificates of deposit have maturities ranging from greater than three to fifteen months. The investments are classified within Level 1 of the fair value hierarchy. Because the carrying values of the investments approximate the fair values, there are no holding gains or losses on these securities.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014, respectively, approximate fair value because of the short-term duration of these instruments.

As of March 31, 2015, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of March 31, 2015
	Carrying Value as of March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$421	$—	$418	$—
Contingent acquisition consideration	3,459	—	—	3,459
	$3,880	$—	$418	$3,459

As of December 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2013
	Carrying Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$461	$461	$—	$—
Liabilities:
Noncompete obligation	$463	$—	$457	$—
Contingent acquisition consideration	4,400	—	—	4,400
	$4,863	$—	$457	$4,400

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Issuance and settlements, net	(579)
Loss included in income	1,103
Balance as of January 1, 2015	4,400
Issuance and settlements, net	(450)
Gain included in income	(491)
Balance as of January 1, 2015	$3,459

Gain or loss on the contingent acquisition are included in other (income) expense on the accompanying condensed consolidated statements of operations.

12. Segments

For the three months ended March 31, 2015, we operated as two reportable segments: 1) Insurance Plan Development and Distribution (“IPD”) and 2) HP. For the three months ended March 31, 2014, we operated as a single reportable segment, IPD. The IPD segment comprises our business activities in designing, implementing and administering STM and other products and the distribution of those products to consumers via our call center distribution network and online purchasing. The HP segment comprises the business activities of HP, including the development of HealthPocket.com and generation of referral-based and other revenues. Intercompany revenues are based on contracted rates for services provided, which generally are referrals provided by HP to IPD.

The following table shows the financial results of our operating segments for the three months ended March 31, 2015 ($ in thousands). For the three months ended March 31, 2014, we operated as a single reportable segment.

	IPD	HP	Inter-Segment Eliminations	Consolidated Total
Revenues	$22,112	$664	$(235)	$22,541
Other operating expenses	21,413	1,305	(235)	22,483
Depreciation and amortization	464	320	—	784
Total operating expenses	21,877	1,625	(235)	23,267
Other income	(646)	—	—	(646)
Net income (loss) before income taxes	881	(961)	—	(80)
Provision (benefit) for income taxes	54	(390)	—	(336)
Net income (loss)	827	(571)	—	256
Total assets as of March 31, 2015	$53,198	$29,953	$(735)	$82,416

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the three months ended March 31, 2015 and 2014, HPIH paid cash distributions of $319,000 and $921,000, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Tax Receivable Agreement

As discussed in Note 10, on February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of March 31, 2015, we have made no such payments under the TRA. As of March 31, 2015, we would be obligated to pay $741,000 pursuant to the TRA, of which $229,000 is included in current liabilities and $512,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2014, $$616,000 was payable pursuant to the TRA, and $229,000 and $387,000 were included in short-term liabilities and long-term liabilities, respectively in our accompanying condensed consolidated balance sheets.  Our total liability pursuant to the TRA for exchange transactions completed through March 31, 2015 would be $10.8 million if we generate sufficient taxable income in the future.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. In March 2015, HPIH sold its interest in SIL to HBO.  See Note 3 for more information on this joint venture. HBO was a related party by virtue of its 50% ownership of membership interests in SIL. During the three months ended March 31, 2015 and 2014, we made net advanced commissions payments of $1.1 million and $454,000, respectively, and recognized $3.0 million and $867,000, respectively, of commission expense related to HBO. As of March 31, 2015 and December 31, 2014, the advanced commissions balances related to HBO included in the accompanying condensed consolidated balance sheets were $3.4 million and $2.3 million, respectively.

TSG Agency, LLC

TSG Agency, LLC (“TSG”) was a related party by virtue of its involvement in ICE. On March 14, 2013, we terminated our contract rights with TSG for an aggregate cash price of $5.5 million. In conjunction with the transaction, Ivan Spinner, TSG’s principal, joined HII as an employee.

On March 15, 2014, Mr. Spinner’s employment agreement with HII was terminated.

14.  Subsequent Events

Distributor Commission Advance

On May 1, 2015, we entered into an agreement with HBO, and certain individuals and entities related to HBO to make advances via a variable secured promissory note (the “May 2015 Note”). The May 2015 Note provides for two advances of $500,000 each.  The May 2015 Note, which secures the advances, matures on January 31, 2017 and bears an interest only upon the occurrence of an event of default, as defined in the May 2015 Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

Under the May 2015 Note, HBO is eligible to earn production credits, beginning in January 2016, for each qualifying sale of our products, as defined in the May 2015 Note. Such production credits will be applied based on qualifying sales during each calendar quarter of 2016.  Any such production credits earned during calendar year 2016 will be applied against the outstanding balance payable to us under the May 2015 Note, in lieu of a cash payment to us, but no amount will be payable by us to HBO.

Modification of Secured Contingent Consideration

On May 5, 2015, we entered into an agreement to modify the contingent acquisition consideration of agreement with Secured.  See Note 2 for further information on the contingent acquisition consideration agreement.

Pursuant to this modification, the remaining maximum payout under the existing contingent consideration terms allocable to Mr. Joseph Safina, one of the former owners of Secured, was paid in a lump-sum of $973,000 on May 7, 2015.  The remaining maximum payouts allocable to Mr. Howard Knaster and Mr. Jorge Saavedra, the other two former owners of Secured, will be paid ratably over 14 months, beginning on May 29, 2015.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and those factors discussed in “Part II – Item 1A. Risk Factors” below. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively.  The term “Secured” refers to Sunrise Health Plans, LLC, Sunrise Group Marketing LLC and Secured Software Solutions LLC, collectively.  The term “SIL” refers to Simple Insurance Leads LLC, a partially-owned venture we formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015.  The term “HP” refers to HealthPocket, Inc., a wholly-owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly-owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII and SIL was a consolidated subsidiary of HII until March 23, 2015.

We are a leading developer, distributor, and virtual administrator of affordable, cloud-based individual health insurance plans and ancillary products.  In July 2014, we acquired HP, which operates, a free website that compares and ranks health insurance plans available to an individual, family, or small business to allow consumers to make their best health plan decisions and reduce their out of pocket costs. HP uses only objective data from government, non-profit, and private sources that carry no condition that might restrict the site from serving as an unbiased resource.

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

We design and structure these products on behalf of insurance carriers, and market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

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

Our sales of STM, hospital indemnity and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the PPACA.

As the managing general underwriter of our individual health insurance plans and ancillary products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), and our enrollment fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of March 31, 2015, we had 101,502 total plans in force, compared with 85,875 on March 31, 2014. We primarily earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the three months ended March 31, 2015, our premium equivalents and revenues were $38.3 million and $22.5 million, respectively, representing increases of 23.5% and 25.7% when compared to the three months ended March 31, 2014. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium equivalents” below.

HealthPocket

We acquired HealthPocket in July 2014. HealthPocket provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out-of-pocket costs. HealthPocket also enhances our consolidated business operations by aggregating high-quality product sales referrals for STM and other health insurance products and ancillary products. We can monetize these referrals by selling them to third-party marketers of non-STM products and by turning STM referrals into sales of our STM products. In addition, the data aggregated by HealthPocket is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as the combination of premiums, fees for discount benefit plans, and enrollment fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under GAAP and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three months ended March 31,
	2015	2014
Premium equivalents	$38,281	$30,951
Less risk premium	14,906	12,340
Less amounts earned by third party obligors	834	684
Revenues	$22,541	$17,927

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy and have collected the applicable premium payments. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to eleven months for our eleven-month plans, up to twelve months for our approximately twelve-month (i.e., up to 364 days) STM plans and often more than twelve months for our hospital indemnity and ancillary plans, provided that the policy is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy, when the member’s policy expires or following non-payment of premiums when due.

The following table presents the number of policies in force by product type as of March 31, 2015 and 2014:

	As of March 31,
	2015	2014	Change (%)
STM	30,761	32,706	(5.9)%
Hospital indemnity	15,008	8,978	67.2%
Ancillary products	55,733	44,191	26.1%
Total	101,502	85,875	18.2%

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three months ended March 31,
	2015	2014
Premium equivalents	$38,281	$30,951
Less risk premium	14,906	12,340
Less amounts earned by third party obligors	834	684
Revenues	22,541	17,927
Third-party commissions	10,834	8,882
Credit card and ACH fees	485	359
Adjusted gross margin	$11,222	$8,686

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three months ended March 31,
	2015	2014
Net income (loss)	$256	$(248)
Interest income	(7)	(15)
Depreciation and amortization	784	405
Benefit for income taxes	(336)	(32)
EBITDA	697	110
Non-cash stock-based compensation	61	405
Fair value adjustment to contingent consideration	(491)	722
Transaction costs	24	137
Tax receivable agreement liability adjustment	125	—
Other non-recurring charges	(70)	—
Adjusted EBITDA	$346	$1,374

Adjusted net income.   Adjusted net income is computed by subtracting depreciation (but not amortization of intangible assets) from adjusted EBITDA to determine adjusted pre-tax income, from which an assumed tax expense calculated at the 38% federal statutory rate is deducted. We have included adjusted net income in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Adjusted EBITDA	$346	$1,374
Depreciation	(48)	(30)
Adjusted pre-tax income	298	1,344
Provision for income taxes	(113)	(511)
Adjusted net income	$185	$833
Total diluted share count	14,556	13,593
Adjusted net income per share	$0.01	$0.06

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Comparability between the three months ended March 31, 2015 and March 31, 2014 is affected by acquisitions during the year ended December 31, 2014. HP and ASIA were acquired in July and August 2014, respectively.

For the three months ended March 31, 2015, we operated as two operating segments: 1) Insurance Plan Development and Distribution (“IPD”), and 2) HP.  For the three months ended March 31, 2014, we operated as a single operating segment, IPD. The IPD segment comprises our business activities in designing, implementing and administering STM and other products and the distribution of those products to consumers, via our call center distribution network and online purchasing. The HP segment comprises the business activities of HP, including the development of HealthPocket.com and the generation of referral-based and other revenues.

The following table shows the financial results of our operating segments for the three months ended March 31, 2015 ($ in thousands). For the three months ended March 31, 2014, we operated as a single operating segment. The discussion of components of results of operations that follows the table is made at a consolidated level, with segment level discussions included where applicable.  Because HP was acquired subsequent to March 31, 2014, there is no segment comparability with the three months ended March 31, 2014.

	IPD	HP	Inter-Segment Eliminations	Consolidated Total
Revenues	$22,112	$664	$(235)	$22,541
Other operating expenses	21,413	1,305	(235)	22,483
Depreciation and amortization	464	320		784
Total operating expenses	21,877	1,625	(235)	23,267
Other income	(646)	-		(646)
Net income (loss) before income taxes	881	(961)		(80)
Provision (benefit) for income taxes	54	(390)		(336)
Net income (loss)	827	(571)		256
Total assets as of March 31, 2015	$53,198	$29,953	$(735)	$82,416

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and ancillary products issued to members, enrollment fees paid by members, and administration fees and fees for discount benefit plans paid by members as a direct result of our enrollment services.  The members’ payments include a combination of premiums, fees for discount benefit plans and enrollment fees, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Commissions and fees attributable to the sale of STM plans, hospital indemnity policies and ancillary products represented a majority of our revenues for the periods presented. Revenues also include commissions for sales of certain non-HII products by our owned call centers, as well as revenues from the sale of customer referrals from the HP segment.

Revenue is earned at the time of sale. Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our agreements with insurance carriers, the commission rates we earn over the life of the policy are those that are in effect as of the policy effective date.  All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us.

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force. Revenues for three months ended March 31, 2015 were $22.5 million, an increase of $4.6 million, or 25.7%, compared to the three months ended March 31, 2014. The increases were primarily due to the increase in the total number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network and our successful execution of our strategy to focus on including ancillary products to complement our core medical policy sales.

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers, are recognized as earned for sales of insurance and ancillary products. Commissions are earned based on commission rates contracted with insurance carriers or ancillary insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from sales of lead referrals, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenues for the HP operating segment for the three months ended March 31, 2015 were $664,000. The revenues were primarily the result of referrals generated by HealthPocket.com which were sold to our referral partners.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions is a component of the IPD segment only.

Third-party commissions for the three months ended March 31, 2015 were $10.8 million, an increase of $1.9 million, or 21.3%, compared to the three months ended March 31, 2014. The increase in third-party commissions was primarily due to an increase in the number of plans in force.

Third-party commissions represented 48.0% and 28.2% of revenues and premium equivalents, respectively, for the three months ended March 31, 2015 as compared to 49.7% and 28.7% of revenues and premium equivalents for the three months ended March 31, 2014.  The decreases in third-party commissions as a percentage of revenues and premium equivalents were primarily related to the continued growth of our owned call centers.  Generally, we expect that third-party commissions as percentages of revenues and premium equivalents to be consistent between periods.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods. Credit card and ACH fees are a component of the IPD segment only.

Credit card and ACH fees for the three months ended March 31, 2015 were $485,000, an increase of $126,000, or 35.1%, compared to the three months ended March 31, 2014. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.2% and 2.0% of revenues for the three months ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services, the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category.

S, G & A expense for the three months ending March 31, 2015 was $11.2 million, an increase of $3.3 million, compared to the three months ending March 31, 2014.

The increase in S, G &A expense is primarily due to a $1.0 million increase in operating expenses at Secured and ICE, primarily due to increased payroll and investments for growth.  S, G & A expense for the three months ended March 31, 2015 also included $2.4 million of operating expenses at HP and ASIA.  HP and ASIA were not owned by the Company during the three months ended March 31, 2014.  The increase was also attributable to a $418,000 increase in operating expenses at SIL.  In March 2015, we sold our interests in SIL to HBO, our joint venture partner, and deconsolidated SIL; as a result, future periods will not include expenses related to SIL.   These increases were offset by a decrease of $495,000 at HPIH, primarily due to a $517,000 decrease in stock-based compensation as the result of stock award forfeitures.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended March 31, 2015 was $784,000, an increase of $379,000, or 93.6%, compared to the three months ended March 31, 21014. The increase in depreciation and amortization was primarily driven by amortization of intangible assets acquired in the HP and ASIA acquisitions.

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

Under GAAP, contingent consideration arrangements are recorded at fair value for each period presented, and adjustments to the liabilities are recorded in the statement of operations. For the three months ended March 31, 2015 we recorded $491,000 of income related to changes in the fair value of the contingent consideration agreements, primarily related to a $529,000 decrease in the fair value of the ASIA contingent consideration due to a decrease in the probability of payment of the consideration.  During the three months ended March 31, 2015, we determined that it was not probable that ASIA will attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Mr. Landon Jordan (“Jordan”) to earn the contingent consideration payment of $1.2 million under the agreement we entered into with Jordan to purchase ASIA (the “ASIA Purchase Agreement”).  However, we believe that it is probable we will make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million under the ASIA Purchase Agreement related to the period from September 1, 2015 through August 31, 2016.  The decrease in the contingent consideration liability was partially offset by a $38,000 increase to the fair value of the Secured contingent consideration.

For the three months ended March 31, 2014, we recorded $722,000 in expense related to the change in the fair value of the Secured contingent consideration, primarily the result of an increase in the probability of payment of the consideration.

See Note 2 of the accompanying condensed consolidated financial statements for further discussion of the acquisitions and the associated contingent consideration arrangements.

Other Income (Expense)

Other income was $148,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively.  Other income for the three months ended March 31, 2015 included a $189,000 gain on the deconsolidation of SIL.  The increase is also attributable to an increase in advance commission fee income of $87,000.  These increases are partially offset by $125,000 of expenses recorded pursuant to a Tax Receivable Agreement (“TRA”) we entered into on February 13, 2013 with the holders of HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder, Chairman of  the Board, President and Chief Executive Officer.  See Note 13 of the accompanying condensed consolidated financial statements for further discussion of the TRA.

Benefit for Income Taxes

For the three months ended March 31, 2015 and 2014, we recorded a benefit for income taxes of $336,000 and $32,000, respectively, reflectively an effective tax rate of (414.2%) and 11.4%, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 were significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2015, we had a 52.8% economic interest in HPIH, and HPI had a 47.2% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net loss attributable to HII for the three months ended March 31, 2015 and 2014 included HII’s share of its consolidated entities’ net loss, and a benefit for income taxes of $336,000 and $32,000, respectively.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as the selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

Liquidity and Capital Resources

General

As of March 31, 2015, we had $10.5 million of cash and cash equivalents. On July 14, 2014, we acquired HP for a cash payment of $21.9 million, plus 815,991 shares of our Class A common stock, net, with such shares of Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of $6.7 million as of the acquisition date.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report (in thousands):

	Three months ended March 31,
	2015	2014
Statements of Cash Flows Data:
Net cash used in operating activities	$(3,350)	$(1,846)
Net cash (used in) provided by investing activities	(952)	17,622
Net cash used in financing activities	(1,335)	(1,532)
Net (decrease) increase in cash and cash equivalents	$(5,637)	$14,244

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was primarily the result of a $2.9 million increase in advanced commissions and a $2.1 million decrease in accounts payable and accrued liabilities.  These uses of cash were partially offset by a $988,000 decrease in cash held on behalf of others and a decrease to accounts receivable and other assets of $635,000. The cash used in operating activities for the three months ended March 31, 2014 was primarily the result of a $2.3 million increase in advanced commissions, a $1.0 increase in accounts receivable and other assets and an increase in S, G & A expenses, partially offset by an increase in revenues.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $373,000 of capitalized website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000. Our primary investing activities for the three months ended March 31, 2014 included proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $3.2 million, which were offset by the acquisition of available-for-sale securities, payments for deposits and purchase of property and equipment of $18.0 million, $500,000 and $121,000, respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, cash used in financing activities was $1.3 million, consisting primarily of $482,000 to repurchase shares of our Class A common stock under a share repurchase plan, $450,000 in payments of contingent acquisition consideration, and $319,000 in distributions to members of HPIH.  During the three months ended March 31, 2014, cash used in financing activities was $1.5 million, which was primarily due to distributions made to members of HPIH and payments made towards the contingent acquisition consideration of $921,000 and $450,000, respectively.

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of March 31, 2015 and December 31, 2014, HPIH had  not drawn on the RLOC.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. HII and each of the wholly-owned subsidiaries of HPIH are guarantors of the RLOC and would be required to pay any outstanding debt under the RLOC upon the occurrence of an event of default by HPIH.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other long-term assets on the accompanying condensed consolidated balance sheets as of March 31, 2015.  The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the RLOC.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 10 of the accompanying condensed consolidated financial statements.

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

Revenue Recognition

Our revenues consist primarily of commissions earned from health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of March 31, 2015 and December 31, 2014 was $138,000 and $159,000, respectively.

Revenue is earned at the time of sale. Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our agreements with insurance carriers, the commission rates we earn over the life of the policy are those that are in effect as of the policy effective date.  All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us. Premiums are typically reported and remitted to insurance carriers on the 15th of the month following the end of the month in which they are collected.

In concluding that revenues should be reported on a net basis, we considered FASB requirements and whether we have the responsibility to provide the goods or services to the customer or if we rely on a supplier to provide the goods or services to the customer. We are not the ultimate party responsible for providing the insurance coverage or discount benefits to the member and, therefore, we are not the primary obligor in the arrangement. The supplier, or insurance carrier, bears the risk for that insurance coverage. We therefore report our revenues net of amounts paid to the contracted insurance carriers and discount benefit vendors.

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers, are recognized as earned for sales of insurance and ancillary products. Commissions are earned based on commission rates contracted with insurance carriers or ancillary insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

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

Limited exclusivity fee revenue. HP offers to certain customers limited exclusivity for placement of advertisements on HealthPocket.com for a fee. This fee is recognized on a straight-line basis over the life of the limited exclusivity term.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required.  We have two reporting units, which are our operating segments, IPD and HP.

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

See Note 2 and Note 4 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of March 31, 2015 and December 31, 2014, respectively.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the three months ended March 31, 2015, would have affected net income by approximately $1,000.

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

In February 2015, the FASB issued an amendment to its accounting guidance related to financial statement consolidation.  This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, it modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs.  This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

In April 2014, the FASB issued guidance related to discontinued operations reporting.  The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2015 and interim periods within those years and allows for early adoption.  We adopted this guidance as of January 1, 2015, and as a result determined that our disposition of our interest in SIL, which is described in Note 3, was not a strategic shift in, nor did it have a major effect on our operations or financial results.  As such, we did not treat SIL as a discontinued operation in our condensed consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

Issuer Purchases of Equity Securities

Share Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization.  The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods.  The Repurchase Plan commenced on December 19, 2014.

During the three months ended March 31, 2015, we repurchased 67,152 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $7.17.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased		Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2015 through January 31, 2015	59,382		59,382		697,300
February 1, 2015 through February 28, 2015	6,570		6,570		690,730
March 1, 2015 through March 31, 2015	6,633	(1)	1,200		689,530
Total	72,585		67,152	(2)	689,530
(1)	Includes 5,433 shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	A total of 110,470 shares were repurchased under the Repurchase Plan since the inception of the Repurchase Plan on December 19, 2014.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1#

Amendment to Amended and Restated Employment Agreement, dated as of March 30, 2015, between Health Insurance Innovations, Inc. and Michael D. Hershberger (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on March 30, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document
*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.
May 14, 2015	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
May 14, 2015	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER AND SENIOR VICE PRESIDENT OF FINANCE AND BUSINESS (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)