Form 10-Q
period 2015-06-30
Health Insurance Innovations, Inc.
filed 2015-08-11
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015, the registrant had 7,737,883 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,808	$16,154
Cash held on behalf of others	5,085	5,744
Short-term investments	—	461
Accounts receivable, net, prepaid expenses and other current assets	1,763	2,332
Advanced commissions	9,995	5,973
Note receivable	999	—
Income taxes receivable	211	12
Total current assets	26,861	30,676
Property and equipment, net	1,388	526
Goodwill	41,076	41,076
Intangible assets, net	12,093	13,565
Other assets	917	329
Total assets	$82,335	$86,172
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,601	$11,397
Current portion of contingent acquisition consideration	1,594	2,647
Deferred revenue	148	64
Deferred tax liability	13	13
Due to member	194	229
Other current liabilities	196	189
Total current liabilities	12,746	14,539
Contingent acquisition consideration	364	1,753
Deferred tax liability	2,367	2,287
Due to member	528	387
Other liabilities	479	494
Total liabilities	16,484	19,460
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,085 and 7,900,085 shares issued, respectively; and 7,697,883 and 7,852,941 outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	44,515	42,647
Treasury stock, at cost (212,202 and 47,144 shares, respectively)	(2,137)	(347)
Accumulated deficit	(3,967)	(3,694)
Total Health Insurance Innovations, Inc. stockholders’ equity	38,426	38,621
Noncontrolling interests	27,425	28,091
Total stockholders’ equity	65,851	66,712
Total liabilities and stockholders' equity	$82,335	$86,172

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (premium equivalents of $38,531 and $37,184 for the three months ended June 30, 2015 and 2014, respectively and $76,812 and $68,135 for the six months ended June 30, 2015 and 2014, respectively)	$22,747	$20,937	$45,288	$38,864

Operating expenses:
Third-party commissions	11,260	10,318	22,094	19,200
Credit card and ACH fees	527	474	1,012	833
Selling, general and administrative	10,351	8,574	21,515	16,488
Depreciation and amortization	784	411	1,568	816
Total operating expenses	22,922	19,777	46,189	37,337
(Loss) income from operations	(175)	1,160	(901)	1,527

Other (income) expense:
Interest income	(10)	(2)	(17)	(17)
Fair value adjustment to contingent acquisition consideration	105	87	(386)	809
Other income	(105)	(67)	(253)	(127)
Net (loss) income before income taxes	(165)	1,142	(245)	862
Provision for income taxes	373	159	37	127
Net (loss) income	(538)	983	(282)	735
Net (loss) income attributable to noncontrolling interests	(212)	710	(9)	536
Net (loss) income attributable to Health Insurance Innovations, Inc.	$(326)	$273	$(273)	$199

Per share data:
Net (loss) income per share attributable to Health Insurance Innovations, Inc.
Basic	$(0.04)	$0.05	$(0.04)	$0.04
Diluted	$(0.04)	$0.05	$(0.04)	$0.04
Weighted average Class A shares outstanding
Basic	7,516,308	5,040,883	7,515,684	5,033,318
Diluted	7,516,308	5,088,390	7,515,684	5,085,498

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2014	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net (loss) income	—	—	—	—	—	—	—	(339)	762	423
Class A common stock issued as acquisition consideration	815,991	1	—	—	6,733	—	—	—	—	6,734
Issuance of Class A common stock in private offering	1,725,000	2	—	—	20,957	—	—	—	—	20,959
Purchase of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,725,000)	(2)	(14,622)	—	—	—	(6,301)	(20,925)
Repurchases of Class A common stock	(43,318)	—	—	—	—	43,318	(304)	—	—	(304)
Issuances of Class A common stock under equity compensation plans	49,500	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(12,403)	—	—	—	—	12,403	(142)	—	—	(142)
Forfeitures of restricted shares held in treasury	(11,542)	—	—	—	131	11,542	(131)	—	—	—
Issuances of restricted shares from treasury	150,000	—	—	—	(1,793)	(150,000)	1,793	—	—	—
Stock compensation expense	—	—	—	—	2,454	—	—	—	—	2,454
Distributions	—	—	—	—	—	—	—	—	(264)	(264)
Balance as of December 31, 2014	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net loss	—	—	—	—	—	—	—	(273)	(9)	(282)
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuances of Class A common stock under equity compensation plans	91,216	—	—	—	(840)	(81,216)	840	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(15,790)	—	—	—	—	15,790	(89)	—	—	(89)
Forfeitures of restricted shares held in treasury	(156,632)	—	—	—	2,021	156,632	(2,021)	—	—	—
Stock compensation expense	—	—	—	—	687	—	—	—	—	687
Distributions	—	—	—	—	—	—	—	—	(657)	(657)
Balance as of June 30, 2015 (unaudited)	7,697,883	$8	6,841,667	$7	$44,515	212,202	$(2,137)	$(3,967)	$27,425	$65,851

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net (loss) income	$(282)	$735
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	687	765
Depreciation and amortization	1,568	816
Fair value adjustments to contingent acquisition consideration	(386)	809
Gain on deconsolidation of variable interest entity	(189)	—
Gain on sale of available-for-sale securities	—	(20)
Deferred income taxes	80	—
Changes in operating assets and liabilities:
Decrease (increase) in cash held on behalf of others	659	(1,174)
Decrease (increase) in accounts receivable, prepaid expenses and other assets	905	(1,216)
(Increase) decrease in income taxes receivable	(199)	122
Increase in advanced commissions	(4,772)	(2,134)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(808)	2,424
Increase in due to related parties pursuant to tax receivable agreement	106	—
Increase (decrease) in deferred revenue	84	(734)
Net cash (used in) provided by operating activities	(2,547)	393
Investing activities:
Proceeds from sale of available-for sale securities	461	33,020
Capitalized website development costs	(795)	—
Issuance of note receivable	(1,014)	—
Proceeds from repayment of note receivable	30	—
Acquisition of available-for-sale securities	—	(18,000)
Proceeds from maturities of held-to-maturity securities	—	4,802
Payments for deposits	—	(975)
Purchases of property and equipment	(63)	(179)
Net cash (used in) provided by investing activities	(1,381)	18,668
Financing activities:
Distributions to member	(657)	(924)
Payment of contingent acquisition consideration	(2,056)	(900)
Purchases of treasury stock	(520)	—
Withholdings of restricted stock awards held in treasury	(89)	(125)
Payments for noncompete obligation	(96)	(81)
Net cash used in financing activities	(3,418)	(2,030)
Net (decrease) increase in cash and cash equivalents	(7,346)	17,031
Cash and cash equivalents at beginning of period	16,154	17,054
Cash and cash equivalents at end of period	$8,808	$34,085

Supplemental disclosure of non-cash investing activities:
Capitalized software development costs included in accounts payable	$100	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to Sunrise Health Plans, LLC, Sunrise Group Marketing LLC, and Secured Software Solutions LLC, collectively. The term “SIL” refers to Simple Insurance Leads LLC, a venture that was formed by us and our third-party joint venture partner in June 2013; and with respect to which we sold our interest to our joint venture partner on March 23, 2015. The term “HP” refers to HealthPocket, Inc., a wholly-owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly-owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII, and SIL was a consolidated subsidiary of HII until March 23, 2015.

Business Description and Organizational Structure of the Company

Our Business

We are a leading developer, distributor and virtual administrator of affordable, cloud-based individual health insurance plans and ancillary products.  Our subsidiary HP operates a comprehensive consumer comparison shopping website for health insurance plans, HealthPocket.com.  We are a developer and distributor individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.  STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options. Hospital indemnity plans pay fixed cash benefits for covered procedures and services for individuals under the age of 65.

Our sales of STM products are supplemented with additional product offerings, including a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to IFP plans. We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

We design and structure these products on behalf of insurance carriers and market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are also referred to as members, at the time of sale. The plans are underwritten by contracted insurance carriers, and we assume no underwriting or insurance risk. Our sales of IFP and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the Patient Protection and Affordable Care Act (“PPACA”).

We acquired HP in July 2014. HP provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HP also enhances our consolidated business operations by aggregating high-quality product sales referrals for IFP and other health insurance products and ancillary products. In addition, the data aggregated by HP is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

During the six months ended June 30, 2015, we developed a new website, www.agilehealthinsurance.com (“AHI”), through which consumers can directly shop for, apply for and purchase IFP products directly via the internet.  We intend for AHI to be a significant direct-to-consumer distribution channel in the future and a strategic complement to our traditional distribution channels.  AHI, as a distribution channel, is operated by the consumer division of HPIH; however, AHI was developed primarily by HP employees, the majority of whose time was allocated to the development of AHI during the three and six months ended June 30, 2015.

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

Noncontrolling interests are included in the condensed consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

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

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense from cash held on behalf of others and including such amounts in cash and cash equivalents in the accompanying condensed consolidated statements of cash flows, and including the fair value adjustment for contingent consideration as a separate component in the accompanying condensed consolidated statements of operations, as compared to a component of other income (expense) in the prior period.

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Property and equipment, net

Included in property and equipment, net are certain website development costs. These costs incurred in the development of websites are either expensed as incurred or capitalized depending on the nature of the cost and the stage of development of the project under which a website or websites are developed.  Generally, the costs incurred during the planning stage are expensed as incurred; costs incurred for activities during the website application and infrastructure development stage are capitalized; costs incurred during the graphics development stage are capitalized if such costs are for the creation of initial graphics for the website; subsequent updates to the initial graphics are expensed as incurred, unless they provide additional functionality; costs incurred during the content development stage are expensed as incurred unless they are for the integration of a database with the website, which are capitalized; and the costs incurred during the operating stage are expensed as incurred.

Upon reaching the operating phase of the website application and infrastructure phase, the capitalized costs are amortized over the estimated useful life of the capitalized costs, which we expect to be five years.

During the three and six months ended June 30, 2015, we capitalized $402,000 and $895,000, respectively, of costs incurred in the development of a website for which the software underlying the website will not be marketed externally.  This balance is included in property and equipment, net on the accompanying condensed consolidated balance sheets.  Substantially all of the costs incurred during the period were part of the website application phase and, as of June 30, 2015, the operating phase of the website has not commenced.  As such, no amortization has been recorded on the capitalized website development costs.

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

As of our last valuation date of October 1, 2014, we had two reporting units, which were our reportable operating segments, Insurance Plan Development and Distribution (“IPD”) and HP.  During the three months ended June 30, 2015, due to a change in the structure of our internal organization, we have a single reportable operating segment, which includes HII and all its consolidated subsidiaries.  As we have determined that, in addition to aggregating HP into our single operating segment, HP has similar economic characteristics, and all consolidated entities should be aggregated for the purposes of goodwill impairment testing.  As of June 30, 2015, we had one reporting segment.

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

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting this pronouncement on our condensed consolidated financial statements.

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

2. Business Acquisitions

Acquisition of HealthPocket, Inc.

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HP from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneously with the signing of the Merger Agreement.

Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of Class A common stock, $0.001 par value per share, with such shares of Class A common stock having an agreed upon aggregate value of $10.0 million, or $11.10 per share, which had a fair value of approximately $6.7 million as of the acquisition date. A portion of the merger consideration consisting of $3.2 million in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HP’s former equity holders, and fees and expenses of the representative of HP’s former equity holders.

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof received in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A common stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consolidation. If any Replacement Options are terminated or expire, the value of those options will be classified as an adjustment to the purchase price for the acquisition. The Replacement Options are included as a component of stock-based compensation on the accompanying condensed consolidated statements of operations. See Note 7 for future information on the Replacement Options. As of June 30, 2015, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

Under the terms of the Merger Agreement, the former equity holders of HP had the right to elect to receive cash or shares of our Class A common stock. Telkamp and Wang agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that were not elected to be received as consideration by other former HP equity holders.

Effective July 14, 2014, HII's Board of Directors appointed Telkamp as our Chief Operating Officer and we entered into an employment agreement with Telkamp in which he also agreed to continue to serve as HP’s Chief Executive Officer.  Telkamp’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Telkamp’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Telkamp beginning on July 14, 2014 and ending on July 14, 2017.  On May 4, 2015, Telkamp’s employment agreement was amended, and he became the Chief Executive Officer of our Consumer Division.  Telkamp will continue to serve as Chief Executive Officer of HP.  In addition, effective July 14, 2014, HII’s Board of Directors appointed Wang as our Chief Technology Officer and we entered into an employment agreement with Wang in which he also agreed to continue to serve as HP’s President.  Wang’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Wang’s employment agreement).  In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Wang beginning on July 14, 2014 and ending on July 14, 2017.

Telkamp was also appointed as a member of HII’s Board of Directors on July 14, 2014 and will rotate being appointed to the Board of Directors annually with Wang pursuant to the Merger Agreement.  Telkamp’s term on the Board of Directors expired on May 19, 2015, at which time Wang was elected to the Board of Directors.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, broad consumer and industry data to facilitate our entry into new markets and revenue streams, advanced health information technology to position us to better assist our stakeholders, including customers, insurance brokers and insurance carriers, and other technological and operational synergies.  In addition, significant resources from HP have been utilized in the development of AHI, a website that allows consumers to shop, apply for and purchase our products directly through an internet interface.  AHI represents an expansion of our internal distribution network.

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

(2)	As of June 30, 2015, we expect none of the goodwill acquired in this transaction to be deductible for income tax purposes.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date as follows ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenues	$341	$1,005
Net loss before income taxes	$1,046	$2,007
Amortization expense related to identified intangible assets recorded as a result of the acquisition	$316	$633

Acquisition of ASIA

On August 8, 2014, we entered into an agreement (the “ASIA Purchase Agreement”) to acquire all of the issued and outstanding membership interests of ASIA, a Texas insurance brokerage, from Mr. Landon Jordan (“Jordan”) for an initial cash payment of $1.8 million, comprised of a prior deposit of $325,000, a closing payment of $1.5 million, and $2.2 million in contingent consideration, as described below.  The closing of the acquisition occurred on August 8, 2014 simultaneously with the signing of the ASIA Purchase Agreement.

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

During the three months ended March 31, 2015, we determined that it was not probable that ASIA will attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Jordan to earn the contingent consideration payment of $1.2 million noted above.  However, we believe that it is probable we will make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million related to the period from September 1, 2015 through August 31, 2016.  As of June 30, 2015, the fair value of the contingent consideration was $900,000 which is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets.  During the three months ended June 30, 2015, we recorded a $27,000 increase related to updates to discount rates for the amount payable in 2016.  During the six months ended June 30, 2015, we recorded a $502,000 reduction to the fair value of the contingent consideration, primarily due to a decrease in the estimated probability that ASIA will achieve the adjusted EBITDA thresholds necessary to require payment of the amount payable in 2015. The estimated range of potential total contingent consideration is zero to approximately $1.5 million.

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
$3,088
(1)

The carrying value of accounts receivable, accounts payable, accrued expenses and other liabilities approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	As of June 30, 2015, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $840,000.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date as follows ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenues	$905	$1,826
Net loss before income taxes	$96	$381
Amortization expense related to identified intangible assets recorded as a result of the acquisition	$45	$90

Acquisition of Secured

On July 17, 2013, we consummated a Stock Purchase Agreement (the “Purchase Agreement”) with Joseph Safina (“Safina”), Howard Knaster (“Knaster”) and Jorge Saavedra (“Saavedra”) (collectively, the “Sellers”), pursuant to which we acquired from the Sellers all of the outstanding equity of each of the Secured entities, which consisted of Sunrise Health Plans, Inc., a licensed insurance broker, Sunrise Group Marketing, Inc., a call center and sales lead management company, and Secured Software Solutions, Inc., an intellectual property holding company, each of which was converted to a limited liability company shortly after closing, for a cash payment of $10.0 million plus approximately $6.6 million of contingent consideration which included contingent stock awards and a note payable.

Modifications of Secured Contingent Consideration

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable.  Instead, the contingent consideration was payable in cash only, and included a one-time payment of $1.0 million, which was paid in November 2013, and fixed and variable components of $250,000 (up to a maximum of $3.0 million) and $200,000 (up to a maximum of $2.4 million), respectively.  Each of the fixed and variable components was to be paid quarterly if certain levels of policies in force, as defined by the modification, were achieved.  In addition, one of the principals severed his employment with Sunrise Health Plans, Inc. and entered into a consulting arrangement with the Company.

In May 2015, we entered into an agreement to modify the remaining contingent consideration.  Pursuant to this modification, the remaining maximum payout under the existing contingent consideration terms allocable to Safina, was paid in a lump-sum of $973,000 on May 7, 2015.  The remaining payouts allocable to Knaster and Saavedra, which began on May 29, 2015, will continue to be paid ratably and monthly through June 30, 2016.

The fair value of the contingent consideration related to Secured is $1.1 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively, and is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2015, we recorded increases to the fair value of the contingent consideration of $78,000 and $116,000, respectively.  During the three and six months ended June 30, 2014, we recorded increases to the fair value of the consideration of $87,000 and $809,000, respectively.

As of June 30, 2015, we had made total payments of $5.3 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $1.1 million. The estimated range of potential total contingent consideration is approximately $5.3 million to $6.4 million.

3. Variable Interest Entities

As of June 30, 2015, we were the primary beneficiary of one entity that constitutes a VIE pursuant to FASB guidance.

HPIH

As of June 30, 2015, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 52.9% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

SIL

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) in connection with the formation of SIL, a venture that was intended to procure sales leads for us and our distributors. We made $492,000 in contributions to SIL during the years ended December 31, 2014 and 2013. In addition, we entered into an agreement to loan $185,000 to SIL, which could be repaid via offset of earned commissions of HBO otherwise payable by us. HBO had no obligations to make any initial capital contributions. Per the SIL LLC Agreement, so long as HPIH’s unreturned capital contributions had not been reduced to zero, HPIH could, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL. As such, we determined that we had the power to control the day-to-day activities of SIL.

We concluded that we were the primary beneficiary of SIL, and therefore, we consolidated SIL because we had power over and received the benefits of SIL. We had the power to direct the activities of SIL that most significantly impacted its economic performance. Per the terms of the SIL LLC Agreement, we determined that 100% of the operating income or loss of the VIE should be allocated to us.

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration.  The parties have agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note.  As such, the note is included in advanced commissions in the accompanying condensed consolidated balance sheets.  In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016.  The amounts receivable as contingent consideration are not estimable nor reasonably assured; as such, we have not recorded the contingent consideration on our condensed consolidated balance sheets.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our condensed consolidated financial statements.  The results of operations of SIL are included in the accompanying condensed consolidated financial statements through the date of the Unit Purchase Agreement.  We recorded a gain of $189,000 on the sale representing the difference between the consideration received and the carrying value of SIL’s net assets at the time of the transaction.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of June 30, 2015 and December 31, 2014 arose from acquisitions as described in Note 2 as well as our goodwill balance existing prior to such acquisitions.

The changes in the carrying amounts of goodwill are as follows ($ in thousands):

Balance as of January 1, 2014	$18,014
Goodwill acquired	23,062
Impairment of goodwill	—
Balance as of December 31, 2014	41,076
Goodwill acquired	—
Impairment of goodwill	—
Balance as of June 30, 2015	$41,076

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of June 30, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(170)	$1,207
Carrier network	5.0	40	(30)	10
Distributor relationships	9.3	5,109	(2,098)	3,011
Noncompete agreements	4.7	987	(571)	416
Customer relationships	5.8	1,484	(922)	562
Capitalized software	6.7	8,571	(1,684)	6,887
Total intangible assets	7.8	$17,568	$(5,475)	$12,093

Major classes of intangible assets as of December 31, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(103)	$1,274
Carrier network	5.0	40	(26)	14
Distributor relationships	9.3	5,109	(1,791)	3,318
Noncompete agreements	4.7	987	(462)	525
Customer relationship	5.8	1,484	(644)	840
Capitalized software	6.7	8,571	(977)	7,594
Total intangible assets	7.8	$17,568	$(4,003)	$13,565

Amortization expense for the three months ended June 30, 2015 and 2014 was $736,000 and $375,000, respectively, and for the six months ended June 30, 2015 and 2014 was $1.5 million and $750,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2015 and in each of the next five years and thereafter is as follows ($ in thousands):

Remainder of 2015	$1,154
2016	2,173
2017	1,984
2018	1,743
2019	1,357
2020	1,357
Thereafter	2,325
Total	$12,093

5. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2015	December 31, 2014
Carriers and vendors payable	$5,132	$5,830
Commissions payable	2,286	2,009
Accrued wages	1,061	1,062
Accrued refunds	737	815
Accounts payable	608	906
Accrued credit card/ACH fees	169	144
Accrued professional fees	126	198
Accrued interest	1	1
Other accrued expenses	481	432
Total accounts payable and accrued expenses	$10,601	$11,397

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of June 30, 2015, the Class A common stockholders had 52.9% of the voting power in HII and the Class B common stockholders had 47.1% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to Health Insurance Innovations, Inc.	$(326)	$273	$(273)	$199
Distributions	(338)	(3)	(657)	(8)
Total	$(664)	$270	$(930)	$191

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 8 from our December 31, 2014 audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for further information on the Exchange Agreement.

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

Treasury Stock

Treasury stock is recorded at cost.  As of June 30, 2015 and December 31, 2014, we held 212,202 and 47,144 shares of treasury stock, respectively, recorded at a cost of $2.1 million and $347,000, respectively.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this authorization.  The Repurchase Plan allowed us to repurchase our shares of Class A common stock at times when we otherwise may have been prevented from doing so under the insider trading laws or self-imposed trading blackout periods.  We discontinued the Repurchase Plan in May 2015 but reserve the ability to adopt a new repurchase plan in the future under the repurchase program.

During the three and six months ended June 30, 2015, we repurchased 6,700 and 73,852 shares, respectively, of our registered Class A common stock under the Repurchase Plan at an average price per share of $5.80 and $7.05, respectively.

Treasury Stock Transactions Related to Stock-based Compensation Awards

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain forfeited stock-based awards are transferred to and recorded as treasury stock, and certain restricted stock awards have been granted from shares in Treasury.

During the three and six months ended June 30, 2015, 10,357 and 15,790 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and during the three and six months ended June 30, 2014, 857 and 10,744 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards.

During the three and six months ended June 30, 2015, 81,216 Treasury shares were granted under restricted stock awards.  During the three and six months ended June 30, 2015, 6,632 and 156,632 shares, respectively, were transferred to Treasury as the result of forfeitures of restricted stock awards.   No restricted stock awards were issued from or forfeited to Treasury during the three and six month ended June 30, 2014.

7. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which restricted stock, stock appreciation rights (“SARs”), stock options and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the LTIP have been issued or our Board of Directors terminates the LTIP. At the inception of the LTIP, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP.  In May 2015, the Company’s shareholders approved an increase of 1,000,000 shares of class A common stock available under the LTIP, and, as of June 30, 2015, there were 2,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. For grants of SARs and options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within selling, general and administrative (“S, G & A”) expense in the condensed consolidated statements of operations. None of the stock-based compensation was capitalized during the three and six months ended June 30, 2015 and 2014.

The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and six months ended June 30, 2015 and 2014, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the short time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.5%	1.5%
Expected option life	4.5 years	4.9 years
Expected volatility	43.9%	40.5%
Expected dividend yield	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Restricted shares	81	—	91	—
SARs	395	55	395	55

During the three and six months ended June 30, 2015, 51,000 and 226,000 SARs, respectively, and 6,632 and 156,632 restricted share awards, respectively, were forfeited.  All of these awards were unvested.  No SARs were exercised during the three and six months ended June 30, 2015. There were no forfeitures and no SARs were exercised during the three and six months ended June 30, 2014.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Restricted shares	$330	$165	$264	$367
SARs	200	195	196	398
Stock options	96	—	227	—
	$626	$360	$687	$765

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2015 ($ in thousands):

		Weighted Average Remaining years
Restricted shares	$780	1.9
SARs	863	2.1
Stock options	242	1.2
	$1,885

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods.

For the three and six months ended June 30, 2015, the settlement of stock based incentive plans resulted in a cash outflow of $54,000 and $89,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. For the three and six months ended June 30, 2014, these settlements resulted in a cash outflow of $8,000 and $125,000, respectively.  We recognized an income tax benefit of $37,000 and $91,000 from stock-based activity for the three and six months ended June 30, 2015, respectively, and $4,000 and $51,000 for the three and six months ended June 30, 2014, respectively.

8. Net (Loss) Income per Share

The computations of basic and diluted net (loss) income per share attributable to HII for the three and six months ended June 30, 2015 and 2014 were as follows ($ in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic net (loss) income attributable to Health Insurance Innovations, Inc.	$(326)	$273	$(273)	$199
Average shares—basic	7,516,308	5,040,883	7,515,684	5,033,318
Effect of dilutive securities:
Restricted shares	—	47,507	—	52,180
SARs	—	—	—	—
Stock options	—	—	—	—
Average shares—diluted	7,516,308	5,088,390	7,515,684	5,085,498
Basic net (loss) income per share attributable to Health Insurance Innovations, Inc.	$(0.04)	$0.05	$(0.04)	$0.04
Diluted net (loss) income per share attributable to Health Insurance Innovations, Inc.	$(0.04)	$0.05	$(0.04)	$0.04

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and SARs and are calculated using the treasury stock method. There is no dilutive effect of our restricted stock, SARs and stock options in the computation of diluted earnings per share for the three and six months ended June 30, 2015 due to a net loss in those periods.

The following securities were not included in the calculation of diluted net (loss) income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Restricted shares	149	80	149	75
SARs	763	404	763	404
Stock options	84	—	84	—

9. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and six months ended June 30, 2015 was (226.1%) and (15.1%), respectively. The effective tax rate for the three and six months ended June 30, 2014 was 13.9% and 14.7%, respectively.  The provision for income taxes was $373,000 and $37,000 for the three and six months ended June 30, 2015, respectively. The provision for income taxes was $159,000 and $127,000 for the three and six months ended June 30, 2014, respectively.  The effective tax rate for the three and six months ended June 30, 2015 and 2014 was significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

During any period, our effective tax rate also is reduced because certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets.  As of June 30, 2015, we determined that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of losses in the only two fiscal years in which we have measured deferred tax assets.  As such, we have provided a valuation allowance against some of our deferred tax assets as of June 30, 2015.

We project to have a current tax liability for the year resulting from our forecasted results of operations, which results primarily from expenses not currently deductible for income tax purposes. We do not project that the current tax liability will enable a significant portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. During the six months ended June 30, 2015, we adopted FASB guidance which states that a liability for uncertain tax positions should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If the net operating loss carryforward, similar tax loss or tax credit carryforward is unavailable as of the reporting date, then the liability for uncertain tax positions should be presented as a deferred tax liability and not combined with deferred tax assets.  This guidance did not have an impact on our financial statements as we had no uncertain tax positions as of June 30, 2015.

For the three and six months ended June 30, 2015 and 2014, we had no gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

10. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $68,000 and $60,000 as of June 30, 2015 and December 31, 2014, respectively. Total rent expense under all operating leases, which includes equipment, was $171,000 and $116,000 for the three months ended June 30, 2015 and 2014, respectively, and $342,000 and $189,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in S, G & A expenses in the accompanying condensed consolidated statements of operations.

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

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of June 30, 2015 and December 31, 2014, HPIH had not drawn on the RLOC.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other-long term assets on the accompanying condensed consolidated balance sheets. The balance of the deferred financing costs is $18,000. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the RLOC.

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Michael W. Kosloske (“Kosloske”), our founder, Chairman of the Board and Chief Executive Officer. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.  As of June 30, 2015, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 6 for further information on these issuances of Class A common stock.  As a result of the exchanges noted above, we have recorded a liability of $722,000 pursuant to the TRA as of June 30, 2015.  We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2014.  Therefore, a portion of the valuation allowance on our deferred tax assets related to the TRA was reversed in 2014.  The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Kosloske.  Our total liability pursuant to the TRA for exchange transactions completed through June 30, 2015 would be $10.8 million, representing the share of tax benefits payable to the entities beneficially owned by Kosloske, if we generate sufficient taxable income in the future.  We have made no payments under the TRA as of June 30, 2015, but expect to make payments under the TRA during the year ended December 31, 2015.

Distributor Commission Advances

From time to time, we enter into agreements with our distributors to make advanced commission payments to them.  Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make.  Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “September 2014 Note”) provides for advances up to an aggregate amount of $4.8 million, payable in three installments of $1.5 million, $1.5 million, and $1.8 million, respectively.  The first advance installment of $1.5 million was made in September 2014 and is included in advanced commissions on the accompanying condensed consolidated balance sheets as of June 30, 2015. The September 2014 Note, which secures the advances, matures on April 26, 2017 and bears interest only upon the occurrence of an event of default, as defined in the September 2014 Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

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

In January 2015, we entered into agreements with the Distributor to make advances via two additional variable secured promissory notes, which we refer to as the “January 2015 Production Note” and the “January 2015 MDF Note,” and collectively as the “January 2015 Variable Notes.”  The January 2015 Variable Notes provide for advances of up to $2.0 million each.  The first installments, $1.5 million under the January 2015 Production Note and $1.0 million under the January 2015 MDF Note, were made in January 2015.  Both January 2015 Variable Notes provide for second installments of $500,000 each, and the January 2015 MDF Note provides for a third installment of $500,000. The January 2015 Variable Notes, which secure the advances, mature on December 31, 2017 and bear interest only upon the occurrence of an event of default, as defined in each of the January 2015 Variable Notes.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default.

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

As of June 30, 2015, both the Company and the Distributor agreed that other than the initial advance installments, no further advance installments will be made under the September 2014 Note or either of the January 2015 Variable Notes.

Of these advances, balances that will be realized within twelve months are included in advanced commissions, and the portions not realizable within twelve months are included in other long-term assets on the accompanying condensed consolidated balance sheets.  The balances in the current and other long-term assets were $1.8 million and $750,000 as of June 30, 2015.

In addition, in January 2015 we entered into a revolving secured promissory note (the “January 2015 Revolver”) with the Distributor.  Pursuant to the January 2015 Revolver, we may make loans, from time to time, to the Distributor.  The maximum aggregate principal amount loaned by us under the January 2015 Revolver is capped at the lesser of what we refer to as the available amount and $1.0 million.  The January 2015 Revolver bears interest at an annual rate of 6.0%.  Pursuant to the January 2015 Revolver, on each of December 31, 2015 and 2016, the Distributor shall make a payment to us in an amount that will reduce the amount outstanding under the January 2015 Revolver to $300,000 or less plus accrued interest on the principal amounts so repaid.  The January 2015 Revolver matures on December 31, 2017.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default. In January 2015, we loaned $1.0 million to the Distributor under the January 2015 Revolver.  During the three and six months ended June 30, 2015, we accrued $13,000 and $26,000 in interest on the note.  The January 2015 Revolver is included in note receivable on the accompanying condensed consolidated balance sheet.  As of June 30, 2015, both the Company and the Distributor agreed that other than the initial amount drawn on the January 2015 Revolver, no further loans will be made under the January 2015 Revolver.  During the three and six months ended June 30, 2015, the Distributor repaid $30,000 of the outstanding balance.  As of June 30, 2015, the outstanding balance of the January 2015 Revolver is $999,000, including accrued interest of $26,000.

On May 1, 2015, we entered into an agreement with HBO, and certain individuals and entities related to HBO to make advances via a variable secured promissory note (the “May 2015 Note”). The May 2015 Note provides for two advances of $500,000 each, the first of which was paid in May 2015.  The May 2015 Note, which secures the advances, matures on January 31, 2017 and bears interest only upon the occurrence of an event of default, as defined in the May 2015 Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

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

Legal Proceedings

As of June 30, 2015, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

11. Fair Value Measurements

We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities is determined by using three levels of input, which are defined as follows:

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

Investments. Our short-term investments included certificates of deposit. The certificates of deposit had maturities ranging from greater than three to fifteen months. The investments were classified within Level 1 of the fair value hierarchy. Because the carrying values of the investments approximate the fair values, there are no holding gains or losses on these securities.

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of Secured and ASIA includes periodic cash payments, as described in Note 2, and is valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by Secured and ASIA for us to make payment and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

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

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014, respectively, approximate fair value because of the short-term duration of these instruments.

As of June 30, 2015, our liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of June 30, 2015
	Carrying Value as of June 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$378	$—	$375	$—
Contingent acquisition consideration	1,958	—	—	1,958
	$2,336	$—	$375	$1,958

As of December 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2014
	Carrying Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$461	$461	$—	$—
Liabilities:
Noncompete obligation	$463	$—	$457	$—
Contingent acquisition consideration	4,400	—	—	4,400
	$4,863	$—	$457	$4,400

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Issuance and settlements, net	(579)
Loss included in income	1,103
Balance as of January 1, 2015	$4,400
Issuance and settlements, net	(2,056)
Gain included in income	(386)
Balance as of June 30, 2015	$1,958

Gain or loss on the contingent acquisition consideration are included in fair value adjustments to contingent consideration on the accompanying condensed consolidated statements of operations.

12. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing our performance.  As of June 30, 2015, our CODM is considered to be our President.  The Chief Executive Officer and Chief Financial Officer, jointly, were the CODM, prior to the President being named CODM.

For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: IPD and HP. During the three months ended June 30, 2015, the structure of our internal organization changed such that HP is a component of the operations comprising the IPD segment.  The CODM reviews our financial information in a manner substantially similar to the accompanying condensed consolidated financial statements.  In addition, our operations, revenues, and decision-making functions are based solely in the United States.  As such, as of June 30, 2015, and for the six months ended June 30, 2015, we had one reportable operating and geographic segment.

13. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the six months ended June 30, 2015 and 2014, HPIH paid cash distributions of $657,000 and $924,000, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Tax Receivable Agreement

As discussed in Note 10, on February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Kosloske.

As of June 30, 2015, we have made no payments under the TRA. As of June 30, 2015, we would be obligated to pay $722,000 pursuant to the TRA, of which $194,000 is included in current liabilities and $528,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2014, $616,000 was payable pursuant to the TRA, and $229,000 and $387,000 were included in short-term liabilities and long-term liabilities, respectively, in our accompanying condensed consolidated balance sheets.  Our total liability pursuant to the TRA for exchange transactions completed through June 30, 2015 would be $10.8 million if we generate sufficient taxable income in the future.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors.  HBO was a related party by virtue of its 50% ownership of membership interests in SIL.  In March 2015, HPIH sold its interest in SIL to HBO, and HBO ceased being a related party. See Note 3 for more information on this joint venture.  While HBO was considered a related party, during the six months ended June 30, 2015, we made net advanced commission payments of $1.1 million and recognized $3.0 million of commission expense related to HBO.  During the three and six months ended June 30, 2014, we made net advanced commission payments of $74,000 and $528,000, respectively, and recognized $1.2 million and $2.0 million of commission expense, respectively.  As described in Note 10, as of December 31, 2014, the advanced commissions balances related to HBO included in the accompanying condensed consolidated balance sheets was $2.3 million.

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

Overview

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively.  The term “Secured” refers to Sunrise Health Plans, LLC, Sunrise Group Marketing LLC and Secured Software Solutions LLC, collectively.  The term “SIL” refers to Simple Insurance Leads LLC, a joint venture that was formed by us and our joint venture partner in June 2013; and with respect to which we sold our interest to our joint venture partner on March 23, 2015.  The term “HP” refers to HealthPocket, Inc., a wholly-owned subsidiary which was acquired by HPIH on July 14, 2014.  The term “ASIA” refers to American Service Insurance Agency, LLC, a wholly-owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII, and SIL was a consolidated subsidiary of HII until March 23, 2015.

We are a leading developer, distributor, and virtual administrator of affordable, cloud-based individual health insurance plans and ancillary products.  In July 2014, we acquired HP, which operates, a website that compares and ranks health insurance plans available to an individual, family, or small business to allow consumers to make their best health plan decisions and reduce their out-of-pocket costs. HP uses only objective data from government, non-profit, and private sources that carry no condition that might restrict the site from serving as an unbiased resource.  In May 2015, we launched www.agilehealthinsurance.com (“AHI”), an online direct-to-consumer website, primarily using internal resources at HP.

Health Insurance and Ancillary Products

We are an industry leader in the sale of individual and family medical   insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.  STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options.   Hospital indemnity pay fixed cash benefits for covered procedures and services to individuals under the age of 65.

Our sales of IFP products are supplemented with additional product offerings, including a variety of ancillary products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to STM and hospital indemnity plans. We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

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

Our sales of IFP and ancillary products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the PPACA.

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

As of June 30, 2015, we had 113,154 total plans in force, compared with 98,988 on June 30, 2014. We primarily earn our revenues from commissions and fees related to the sale of products to our members. Our ancillary products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the three months ended June 30, 2015, our premium equivalents and revenues were $38.5 million and $22.7 million, respectively, representing increases of 3.6% and 8.6%, respectively, when compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, our premium equivalents and revenues were $76.8 million and $45.3 million, respectively, representing increases of 12.7% and 16.5%, respectively, when compared to the six months ended June 30, 2014.  For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium equivalents” below.

HealthPocket

We acquired HP in July 2014. HP provides consumers with access to its leading health insurance information search and comparison technology through its website, www.healthpocket.com. This free website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out-of-pocket costs. HP also enhances our consolidated business operations by aggregating high-quality product sales referrals for IFP and other health insurance products and ancillary products. We can monetize these referrals by selling them to third-party marketers of non-IFP products and by turning IFP referrals into sales of our IFP products. In addition, the data aggregated by HP is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

During the six months ended June 30, 2015, we developed a new website, AHI, through which consumers can directly shop for, apply for and purchase IFP products directly via the internet.  We intend for AHI to be a significant direct-to-consumer distribution channel in the future and a strategic complement to our traditional distribution channels.  AHI, as a distribution channel, is operated by the consumer division of HPIH; however, AHI was developed primarily by HP employees, the majority of whose time was allocated to AHI during the three and six months ended June 30, 2015.  We expect to continue allocating HP work time to AHI in future periods.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Premium equivalents	$38,531	$37,184	$76,812	$68,135
Less risk premium	14,962	15,470	29,868	27,810
Less amounts earned by third party obligors	822	777	1,656	1,461
Revenues	$22,747	$20,937	$45,288	$38,864

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy and have collected the applicable premium payments. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to eleven months for our eleven-month STM plans, up to twelve months for our approximately twelve-month (i.e., up to 364 days) STM plans and often more than twelve months for our hospital indemnity and ancillary plans, provided that the policy is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy, when the member’s policy expires or following non-payment of premiums when due.

The following table presents the number of policies in force by product type as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014	Change (%)
IFP (1)	50,674	49,494	2.4%
Ancillary products	62,480	49,494	26.2%
Total	113,154	98,988	14.3%
(1)

IFP included 31,623 and 39,646 STM policies in force as of June 30, 2015 and 2014, respectively, and 19,051 and 9,848 hospital indemnity policies in force as of June 30, 2015 and 2014, respectively.  In future periods, we intend to report IFP plans in the aggregate.

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premium equivalents	$38,531	$37,184	$76,812	$68,135
Less risk premium	14,962	15,470	29,868	27,810
Less amounts earned by third party obligors	822	777	1,656	1,461
Revenues	22,747	20,937	45,288	38,864
Third-party commissions	11,260	10,318	22,094	19,200
Credit card and ACH fees	527	474	1,012	833
Adjusted gross margin	$10,960	$10,145	$22,182	$18,831

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

The following table presents a reconciliation of net (loss) income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(538)	$983	$(282)	$735
Interest income	(10)	(2)	(17)	(17)
Depreciation and amortization	784	411	1,568	816
Provision for income taxes	373	159	37	127
EBITDA	609	1,551	1,306	1,661
Non-cash stock-based compensation	626	360	687	765
Fair value adjustment to contingent consideration	105	87	(386)	809
Transaction costs	—	91	24	91
Tax receivable agreement liability adjustment	(19)	—	106	—
Other non-recurring charges	468	—	398	—
Adjusted EBITDA	$1,789	$2,089	$2,135	$3,326

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

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$1,789	$2,089	$2,135	$3,326
Depreciation	(48)	(36)	(96)	(66)
Adjusted pre-tax income	1,741	2,053	2,039	3,260
Provision for income taxes	(662)	(780)	(775)	(1,239)
Adjusted net income	$1,079	$1,273	$1,264	$2,021
Total diluted share count	14,358	13,655	14,358	13,652
Adjusted net income per share	$0.08	$0.09	$0.09	$0.15

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Comparability between the three and six months ended June 30, 2015 and 2014 is affected by acquisitions during the year ended December 31, 2014. HP and ASIA were acquired in July and August 2014, respectively.

For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: 1) Insurance Plan Development and Distribution (“IPD”) and 2) HP.  During the three months ended June 30, 2015, the structure of our internal organization changed such that HP is a component of the operations comprising the IPD segment.  As such, as of June 30, 2015, we had one reportable operating segment.

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and ancillary products issued to members, enrollment fees paid by members, and administration fees and fees for discount benefit plans paid by members as a direct result of our enrollment services.  The members’ payments include a combination of premiums, fees for discount benefit plans and enrollment fees, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Commissions and fees attributable to the sale of IFP policies and ancillary products represented a majority of our revenues for the periods presented. Revenues also include commissions for sales of certain non-HII products by our owned call centers, as well as revenues from the sale of customer referrals from HP.

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

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force. Revenues for three months ended June 30, 2015 were $22.7 million, an increase of $1.8 million, or 8.6%, compared to the three months ended June 30, 2014. Revenues for six months ended June 30, 2015 were $45.3 million, an increase of $6.4 million, or 16.5%, compared to the six months ended June 30, 2014. The increases were primarily due to the increase in the total number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network and our successful execution of our strategy to focus on including ancillary products to complement our core medical policy sales.

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

Third-party commissions for the three months ended June 30, 2015 were $11.3 million, an increase of $942,000, or 9.1%, compared to the three months ended June 30, 2014. Third-party commissions for the six months ended June 30, 2015 were $22.1 million, an increase of $2.9 million, or 15.1%, compared to the six months ended June 30, 2014.  The increases in third-party commissions were primarily due to an increase in the number of plans in force.

Third-party commissions represented 49.5% and 29.2% of revenues and premium equivalents, respectively, for the three months ended June 30, 2015 as compared to 49.3% and 27.7% of revenues and premium equivalents, respectively, for the three months ended June 30, 2014.  These increases were due to production growth for certain of our external distribution partners during the three months ended June 30, 2015.

Third-party commissions represented 48.8% and 28.8% of revenues and premium equivalents, respectively, for the six months ended June 30, 2015 as compared to 49.4% and 28.2% of revenues and premium equivalents, respectively, for the six months ended June 30, 2014.  These decreases were primarily related to the inclusion of ASIA as an owned call center during the six months ended June 30, 2015.  During the six months ended June 30, 2014, ASIA was a third-party distributor.

Generally, we expect that third-party commissions as percentages of revenues and premium equivalents to be consistent between periods.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended June 30, 2015 were $527,000, an increase of 11.2%, compared to the three months ended June 30, 2014. Credit card and ACH fees for the six months ended June 30, 2015 were $1.0 million, an increase of 21.5%, compared to the six months ended June 30, 2014. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.3% of revenues for each of the three months ended June 30, 2015 and 2014, respectively.  These fees represented 2.2% and 2.1% of revenues for the six months ended June 30, 2015 and 2014.

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

S, G & A expense for the three and six months ended June 30, 2015 was $10.4 million and $21.5 million, respectively, an increase of $1.8 million and $5.0 million, respectively, compared to the three and six months ended June 30, 2014.

The increase in S, G & A expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 was primarily attributable to expenses incurred at HP and ASIA, which combined contributed $1.9 million of S, G & A expense.  HP and ASIA were not yet acquired during the three months ended June 30, 2014.  In addition, S, G & A expense at Secured increased $243,000, primarily due to increases in sales lead expense and compensation costs.  These increases were partially offset by the effects of the deconsolidation of SIL following the sale of our ownership interest in SIL to our joint venture partner in March 2015.  We incurred no expenses related to SIL during the three months ended June 30, 2015, as compared to $181,000 of S, G & A expense during the three months ended June 30, 2014.

The increase in S, G & A for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 was primarily attributable to expenses incurred at HP and ASIA, which combined contributed $4.2 million of S, G & A expense.  HP and ASIA were not yet acquired during the six months ended June 30, 2014.  In addition, S, G & A expense at Secured and ICE increased $1.3 million, primarily due to increases in sales lead expense and compensation costs, and a $236,000 increase in S, G & A expense at SIL.   These increases were partially offset by a $464,000 decrease in S, G & A expense at HPIH, primarily due to decreases in professional fees and advertising expenses.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2015 was $784,000, an increase of $373,000, or 90.8%, compared to the three months ended June 30, 2014. Depreciation and amortization expense for the six months ended June 30, 2015 was $1.6 million, an increase of $752,000, or 92.2%, compared to the six months ended June 30, 2014. The increases in depreciation and amortization in each comparable period were primarily driven by amortization of intangible assets acquired in the HP and ASIA acquisitions.

Fair Value Adjustment to Contingent Consideration

We acquired Secured and ASIA in July 2013 and August 2014, respectively.  The consideration for these acquisitions included contingent consideration, payable upon the attainment of certain economic thresholds. This contingent consideration is payable in cash and is included as contingent consideration liability on the accompanying condensed consolidated balance sheets.

Under GAAP, contingent consideration arrangements are recorded at fair value for each period presented, and adjustments to the liabilities are recorded in the statement of operations. For the three months ended June 30, 2015 we recorded $105,000 of expense related to changes in the fair value of the contingent consideration agreements, primarily due to the modification of the Secured contingent consideration liability.  Pursuant to this modification, in May 2015 we paid the maximum amount payable of $973,000 to Mr. Joseph Safina and began monthly payments of $91,000 to Messrs. Howard Knaster and Jorge Saavedra, including two such payments during the three months ended June 30, 2015.  During the six months ended June 30, 2015, we recorded $386,000 of income related to changes in the fair value of the contingent consideration liabilities, primarily due to a $502,000 decrease in the fair value of the ASIA contingent consideration due to a decrease in the probability of payment of the consideration.  During the six months ended June 30, 2015, we determined that it was not probable that ASIA will attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Mr. Landon Jordan (“Jordan”) to earn the contingent consideration payment of $1.2 million under the agreement we entered into with Jordan to purchase ASIA (the “ASIA Purchase Agreement”).  However, we believe that it is probable we will make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million under the ASIA Purchase Agreement related to the period from September 1, 2015 through August 31, 2016.

For the three and six months ended June 30, 2014, we recorded $87,000 and $809,000, respectively, in expense related to the change in the fair value of the Secured contingent consideration, primarily the result of an increase in the probability of payment of the consideration.

See Note 2 of the accompanying condensed consolidated financial statements for further discussion of the acquisitions and the associated contingent consideration arrangements.

Other (Income) Expense

Other income was $105,000 and $67,000 for the three months ended June 30, 2015 and 2014, respectively.  Other income was $253,000 and $127,000 for the six months ended June 30, 2015 and 2014, respectively.

The increase in other income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to a $30,000 increase in advanced commission fee income.  The increase in other income for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due a $189,000 gain on the deconsolidation of SIL, and a $77,000 increase in advanced commission fee income, partially offset by $106,000 of expenses recorded pursuant to a Tax Receivable Agreement (“TRA”) we entered into on February 13, 2013 with the holders of HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Michael W. Kosloske, our founder, Chairman of the Board and Chief Executive Officer.  See Notes 10 and 13 of the accompanying condensed consolidated financial statements for further discussion of the TRA.

Provision for Income Taxes

For the three and six months ended June 30, 2015, we recorded a provision for income taxes of $373,000 and $37,000, respectively, reflecting an effective tax rate of (226.1%) and (15.1%), respectively. For the three and six months ended June 30, 2014, we recorded a provision for income taxes of $159,000 and $127,000, respectively, reflecting an effective tax rate of 13.9% and 14.7%, respectively.  The effective tax rate for the three months ended June 30, 2015 was significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2015, we had a 52.9% economic interest in HPIH, and HPI had a 47.1% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements.

Net loss attributable to HII for the three and six months ended June 30, 2015 included HII’s share of its consolidated entities’ net loss, a provision for income taxes of $373,000 and $37,000, respectively, and a decrease to amounts due under the TRA of $19,000. Net income attributable to HII for the three and six months ended June 30, 2014 included HII’s share of its consolidated entities’ net income and a provision for income taxes of $159,000 and $127,000, respectively.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as the selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to a registration statement on Form S-3, as described in Note 6 in the accompanying condensed consolidated financial statements.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

Liquidity and Capital Resources

General

As of June 30, 2015, we had $8.8 million of cash and cash equivalents.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report ($ in thousands):

	Six months ended June 30,
	2015	2014
Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(2,547)	$393
Net cash (used in) provided by investing activities	(1,381)	18,668
Net cash used in financing activities	(3,418)	(2,030)
Net (decrease) increase in cash and cash equivalents	$(7,346)	$17,031

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was primarily the result of a $4.8 million increase in advanced commissions and an $808,000 decrease in accounts payable and accrued liabilities.  These uses of cash were partially offset by a decrease to accounts receivable and other assets of $905,000 and a $659,000 decrease in cash held on behalf of others. The cash provided by operating activities for the six months ended June 30, 2014 was primarily due to a $2.4 million increase in accounts payable and the effects of non-cash expenses, accrued expenses and other liabilities, partially offset by a $2.1 million increase in advanced commissions, and a $1.2 million increase in accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $795,000 of capitalized website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000. Our primary investing activities for the six months ended June 30, 2014 included proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $4.8 million, which were offset by the acquisition of available-for-sale securities, payments for deposits and purchase of property and equipment of $18.0 million, $975,000 and $179,000, respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, cash used in financing activities was $3.4 million, consisting primarily of $2.1 million in payments of contingent acquisition consideration, $657,000 in distributions to members of HPIH and $520,000 to repurchase shares of our Class A common stock under a share repurchase plan.  During the six months ended June 30, 2014, cash used in financing activities was $2.0 million, which was primarily due to distributions made to members of HPIH and payments made towards the contingent acquisition consideration of $924,000 and $900,000, respectively.

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR plus 1.95%. As of June 30, 2015 and December 31, 2014, HPIH had not drawn on the RLOC.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other long-term assets on the accompanying condensed consolidated balance sheets as of June 30, 2015.  The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the RLOC.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 10 of the accompanying condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below. We have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Revenue Recognition

Our revenues consist primarily of commissions earned from health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of June 30, 2015 and December 31, 2014 was $191,000 and $159,000, respectively.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required.  As of June 30, 2015, we have one operating unit and one reporting unit.  As of the previous measurement date, we had two reporting units, which were our former operating segments, IPD and HP.  The change in the number of reporting units did not indicate a decrease in the fair value of the goodwill below its carrying value as under the valuation methods we use to evaluate the fair value of goodwill, as described below, as the combination of the reporting units does not adversely affect the assumptions used to calculate the business enterprise value.

The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the reporting unit’s carrying value including the goodwill. If the carrying value of the net assets exceeds the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of operations in the year the impairment occurred.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the royalty rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our goodwill by approximately $11.8 million, but would not result in an impairment.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we calculated a business enterprise value for the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2014, we determined that the fair value of our goodwill exceeded its carrying value. As such, a step two analysis was not required.

See Note 2 and Note 4 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of June 30, 2015 and December 31, 2014, respectively.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the six months ended June 30, 2015, would have affected net income by approximately $7,000.

Fair Value Measurements

We measure and report certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities is determined by using three levels of input, which are defined as follows:

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

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three and six months ended June 30, 2015.

Issuer Purchases of Equity Securities

Share Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization.  The Repurchase Plan allowed us to repurchase our shares of Class A common stock at times when we otherwise may have been prevented from doing so under the insider trading laws or self-imposed trading blackout periods.  We discontinued the Repurchase Plan in May 2015 but reserve the ability to adopt a new repurchase plan in the future under the repurchase program.

During the three months and six ended June 30, 2015, we repurchased 6,700 and 73,852 shares, respectively, of our registered Class A common stock under our Repurchase Plan at an average price per share of $5.80 and $7.05, respectively.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2015 through April 30, 2015	—		—	—		689,530
May 1, 2015 through May 31, 2015	6,700		5.80	6,700		682,830
June 1, 2015 through June 30, 2015	10,357	(1)	4.79	—		682,830
Total	17,057			6,700	(2)	682,830
(1)	These shares were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	A total of 117,170 shares were repurchased under the Repurchase Plan since the inception of the Repurchase Plan.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1#

Amendment, dated May 4, 2015, to Employment Agreement between Bruce Telkamp and Health Insurance Innovations, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 5, 2015).

10.2#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 26, 2015).
10.3#	Employment Agreement, dated June 8, 2015, between Health Insurance Innovations, Inc. and Patrick R. McNamee (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 10, 2015).
10.4#

Separation Agreement and General Release, dated June 9, 2015, between Health Insurance Innovations, Inc. and Michael A. Petrizzo, Jr. (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2015).

10.5#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 7, 2015).
10.6#

Form of Stock Appreciation Rights Award Agreement, dated July 1, 2015, granted to Bruce Telkamp and Sheldon Wang under Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on July 7, 2015).

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

HEALTH INSURANCE INNOVATIONS, INC.
August 11, 2015	/s/ Michael W. Kosloske
MICHAEL W. KOSLOSKE
CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
August 11, 2015	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER AND SENIOR VICE PRESIDENT OF FINANCE AND BUSINESS DEVLEOPMENT (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)