Form 10-Q
period 2015-09-30
Health Insurance Innovations, Inc.
filed 2015-11-09
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, the registrant had 7,760,383 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,929	$16,154
Cash held on behalf of others	5,459	5,744
Short-term investments	—	461
Accounts receivable, net, prepaid expenses and other current assets	1,690	2,332
Advanced commissions	14,510	5,973
Note receivable	1,014	—
Income taxes receivable	568	12
Total current assets	31,170	30,676
Property and equipment, net	1,722	526
Goodwill	41,076	41,076
Intangible assets, net	11,502	13,565
Other assets	782	329
Total assets	$86,252	$86,172
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,823	$11,397
Deferred revenue	153	64
Current portion of contingent acquisition consideration	1,246	2,647
Deferred tax liability	13	13
Due to member	229	229
Other current liabilities	199	189
Total current liabilities	13,663	14,539
Revolving line of credit	2,500	—
Contingent acquisition consideration	—	1,753
Deferred tax liability	1,589	2,287
Due to member	733	387
Other liabilities	241	494
Total liabilities	18,726	19,460
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,085 and 7,900,085 shares issued, respectively; and 7,760,383 and 7,852,941 shares outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	44,228	42,647
Treasury stock, at cost (149,702 and 47,144 shares, respectively)	(1,536)	(347)
Accumulated deficit	(3,236)	(3,694)
Total Health Insurance Innovations, Inc. stockholders’ equity	39,471	38,621
Noncontrolling interests	28,055	28,091
Total stockholders’ equity	67,526	66,712
Total liabilities and stockholders' equity	$86,252	$86,172

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (premium equivalents of $43,404 and $42,240 for the three months ended September 30, 2015 and 2014, respectively and $120,216 and $110,375 for the nine months ended September 30, 2015 and 2014, respectively)	$25,799	$23,364	$71,087	$62,228
Operating expenses:
Third-party commissions	13,243	11,377	35,337	30,577
Credit card and ACH fees	569	534	1,581	1,367
Selling, general and administrative	10,845	11,387	32,360	27,875
Depreciation and amortization	687	907	2,255	1,723
Total operating expenses	25,344	24,205	71,533	61,542
Income (loss) from operations	455	(841)	(446)	686

Other (income) expense:
Interest income	(8)	-	(25)	(17)
Fair value adjustment to contingent acquisition consideration	(438)	131	(824)	939
Other expense (income)	83	144	(170)	18
Net income (loss) before income taxes	818	(1,116)	573	(254)
Benefit for income taxes	(701)	(332)	(664)	(205)
Net income (loss)	1,519	(784)	1,237	(49)
Net income (loss) attributable to noncontrolling interests	788	(172)	779	364
Net income (loss) attributable to Health Insurance Innovations, Inc.	$731	$(612)	$458	$(413)

Per share data:
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.10	$(0.09)	$0.06	$(0.07)
Diluted	$0.10	$(0.09)	$0.06	$(0.07)
Weighted average Class A common shares outstanding
Basic	7,531,827	6,532,161	7,521,124	5,538,422
Diluted	7,571,464	6,532,161	7,613,433	5,538,422

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2014	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net (loss) income	—	—	—	—	—	—	—	(339)	762	423
Class A common stock issued as acquisition consideration	815,991	1	—	—	6,733	—	—	—	—	6,734
Issuance of Class A common stock in private offering	1,725,000	2	—	—	20,957	—	—	—	—	20,959
Purchase of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,725,000)	(2)	(14,622)	—	—	—	(6,301)	(20,925)
Repurchases of Class A common stock	(43,318)	—	—	—	—	43,318	(304)	—	—	(304)
Issuances of Class A common stock under equity compensation plans	49,500	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(12,403)	—	—	—	—	12,403	(142)	—	—	(142)
Forfeitures of restricted shares held in treasury	(11,542)	—	—	—	131	11,542	(131)	—	—	—
Issuances of restricted shares from treasury	150,000	—	—	—	(1,793)	(150,000)	1,793	—	—	—
Stock compensation expense	—	—	—	—	2,454	—	—	—	—	2,454
Distributions	—	—	—	—	—	—	—	—	(264)	(264)
Balance as of December 31, 2014	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	458	779	1,237
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuances of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(15,790)	—	—	—	—	15,790	(89)	—	—	(89)
Forfeitures of restricted shares held in treasury	(164,132)	—	—	—	2,125	164,132	(2,125)	—	—	—
Issuances of restricted shares from treasury	151,216	—	—	—	(1,545)	(151,216)	1,545	—	—	—
Stock compensation expense	—	—	—	—	1,001	—	—	—	—	1,001
Distributions	—	—	—	—	—	—	—	—	(815)	(815)
Balance as of September 30, 2015 (unaudited)	7,760,383	$8	6,841,667	$7	$44,228	149,702	$(1,536)	$(3,236)	$28,055	$67,526

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$1,237	$(49)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,001	1,608
Depreciation and amortization	2,255	1,723
Fair value adjustments to contingent acquisition consideration	(824)	939
Gain on deconsolidation of variable interest entity	(189)	—
Deferred income taxes	(698)	(74)
Gain on sale of available-for-sale securities	—	(20)
Changes in operating assets and liabilities:
Decrease (increase) in cash held on behalf of others	285	(1,194)
Decrease (increase) in accounts receivable, prepaid expenses and other assets	1,002	(575)
Increase in advanced commissions	(9,162)	(3,012)
Increase in income taxes receivable	(556)	(137)
Increase in accounts payable, accrued expenses and other liabilities	277	4,419
Increase (decrease) in deferred revenue	89	(902)
Increase in due to related parties pursuant to tax receivable agreement	346	193
Net cash (used in) provided by operating activities	(4,937)	2,919
Investing activities:
Capitalized internal-use software and website development costs	(1,214)	—
Issuance of note receivable	(1,044)	—
Proceeds from repayment of note receivable	30	—
Proceeds from sale of available-for sale securities	461	33,020
Purchases of property and equipment	(123)	(210)
Business acquisition, net of cash acquired	—	(21,978)
Acquisition of available-for-sale securities	—	(18,000)
Proceeds from maturities of held-to-maturity securities	—	5,494
Payments for deposits	—	(500)
Net cash used in investing activities	(1,890)	(2,174)
Financing activities:
Proceeds from borrowings under revolving line of credit	2,500	—
Payments for contingent acquisition consideration	(2,330)	(1,350)
Payments for noncompete obligation	(144)	(121)
Class A common stock withheld in treasury from restricted share vesting	(89)	(126)
Purchases of treasury stock	(520)	—
Distributions to member	(815)	(1,138)
Issuance of Class A common stock in private offering	—	20,959
Purchase of Series B Membership interests	—	(20,959)
Net cash used in financing activities	(1,398)	(2,735)
Net decrease in cash and cash equivalents	(8,225)	(1,990)
Cash and cash equivalents at beginning of period	16,154	17,054
Cash and cash equivalents at end of period	$7,929	$15,064

Supplemental disclosure of non-cash investing activities:
Capitalized website development costs included in accounts payable	50	—
Class A common stock issued as consideration for business acquisition	—	6,734
Contingent consideration for business acquisition	—	1,270
Consideration for business acquisition included in accrued expenses	—	217
Adjustment to consideration for business acquisition included in accounts receivable	—	12

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

Business Description and Organizational Structure of the Company

Our Business

We are a developer, distributor and virtual administrator of affordable, cloud-based individual health insurance plans and supplemental products.  Our subsidiary HP operates a comprehensive consumer comparison shopping website for health insurance plans, HealthPocket.com.  We are a developer and distributor of individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.  STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels.  STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage.  STM plans feature a streamlined underwriting process offering immediate coverage options. Hospital indemnity plans pay fixed cash benefits for covered procedures and services for individuals under the age of 65.

Our sales of STM products are supplemented with additional product offerings, including a variety of supplemental products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to IFP plans.  We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

We design and structure these products on behalf of insurance carriers and market them to individuals through our internal and external distribution network. We manage member relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation. Our sales are primarily executed online and offer real-time fulfillment through a proprietary web-based technology platform, through which we receive credit card and automated clearing house (“ACH”) payments directly from the purchasing customers, whom are also referred to as members, at the time of sale. The plans are underwritten by contracted insurance carriers, and we assume no underwriting or insurance risk. Our sales of IFP and supplemental products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured.  These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the Patient Protection and Affordable Care Act (“PPACA”).

We acquired HP in July 2014. HP provides consumers with access to its leading health insurance information search and comparison technology through its website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. HP also enhances our consolidated business operations by aggregating high-quality product sales referrals for IFP and other health insurance products and supplemental products. In addition, the data aggregated by HP is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

During the six months ended June 30, 2015, we developed a new website, www.agilehealthinsurance.com (“AHI”), through which consumers can shop for, apply for and purchase IFP products directly via the internet.  We intend for AHI to be a significant direct-to-consumer distribution channel in the future and a strategic complement to our traditional distribution channels.  AHI, as a distribution channel, is operated by the consumer division of HPIH; however, AHI was developed primarily by HP employees, the majority of whose time was allocated to the development of AHI during the three and nine months ended September 30, 2015.

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

Upon completion of the IPO, HII became a holding company, the principal asset of which is its interest in HPIH. All of HII’s business is conducted through HPIH and HPIH’s subsidiaries. HII is the sole managing member and has 100% of the voting rights and control of HPIH. See Note 7 for more information about the IPO.

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

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense from cash held on behalf of others and including such amounts in cash and cash equivalents in the accompanying condensed consolidated statements of cash flows, reclassifying certain expenses of HP from cost of goods sold to selling, general and administrative, and including the fair value adjustment for contingent consideration as a separate component in the accompanying condensed consolidated statements of operations, as compared to a component of other income (expense) in the prior period.

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or any future interim period.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Property and equipment, net

Included in property and equipment, net are certain website development and internally developed software costs. These costs incurred in the development of websites and internal-use software are either expensed as incurred or capitalized depending on the nature of the cost and the stage of development of the project under which a website or internal-use software are developed.  The capitalization policies for website development and internal-use software vary as described below.

Website development

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

Upon reaching the operating phase of the website application and infrastructure phase, the capitalized costs are amortized over the estimated useful life of the asset, which we generally expect to be five years.

During the three and nine months ended September 30, 2015, we capitalized $0 and $895,000, respectively, of costs incurred in the development of a website for which the software underlying the website will not be marketed externally.  This balance is included in property and equipment, net on the accompanying condensed consolidated balance sheets.  The operating phase of the development of this website commenced on July 1, 2015.  During the three months ended September 30, 2015, all of the website development costs incurred were part of the operating phase.  As of September 30, 2015, $45,000 of amortization has been recorded related to the capitalized website development costs.

Internal-use software

Generally, the costs incurred during the preliminary project stage are expensed as incurred; costs incurred for activities during the application development stage are capitalized; and costs incurred during the post-implementation/operation stage are expensed as incurred.

Upon reaching the post-implementation/operation stage of the development of internal-use software, the capitalized costs are amortized over the estimated useful life of the asset, which we generally expect to be three years.

During each of the three and nine months ended September 30, 2015, we capitalized $369,000 of costs incurred in the application development stage of the internal-use software.  This balance is included in property and equipment, net on the accompanying condensed consolidated balance sheets.  Substantially all of the costs incurred during the period were part of the application development phase and, as of September 30, 2015, the post-implementation/operation phase of development had not commenced.  As such, no amortization has been recorded on the capitalized internal-use software costs.

Goodwill and Other Intangible Assets

Goodwill

As a result of our various acquisitions, we have recorded goodwill which represents the excess of the consideration paid over the fair value of the identifiable net assets acquired in a transaction accounted for as a business combination. An impairment test is performed by us at least annually as of October 1st of each year, or whenever events or circumstances indicate a potential for impairment exists.

As of our last valuation date of October 1, 2014, we had two reporting units, which were our reportable operating segments, Insurance Plan Development and Distribution (“IPD”) and HP.  During the three months ended June 30, 2015, due to a change in the structure of our internal organization, we determined that we have a single reportable operating segment, which includes HII and all its consolidated subsidiaries.  We have determined that, in addition to aggregating HP into our single operating segment, HP has similar economic characteristics, and all consolidated entities should be aggregated for the purposes of goodwill impairment testing.  As of September 30, 2015, we had one reporting segment.

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

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted.  We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof received in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A common stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consolidation. If any Replacement Options are terminated or expire, the value of those options will be classified as an adjustment to the purchase price for the acquisition. The Replacement Options are included as a component of stock-based compensation on the accompanying condensed consolidated statements of operations. See Note 8 for further information on the Replacement Options. As of September 30, 2015, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

Under the terms of the Merger Agreement, the former equity holders of HP had the right to elect to receive cash or shares of our Class A common stock. Telkamp and Wang agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that were not elected to be received as consideration by other former HP equity holders.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, broad consumer and industry data to facilitate our entry into new markets and revenue streams, advanced health information technology to position us to better assist our stakeholders, including customers, insurance brokers and insurance carriers, and other technological and operational synergies.  In addition, significant resources from HP have been utilized in the development of AHI, an e-commerce platform that allows consumers to shop, apply for and purchase our products directly through an internet interface.  AHI represents an expansion of our internal distribution network.

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

(2)	As of September 30, 2015, we expect none of the goodwill acquired in this transaction to be deductible for income tax purposes.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date.  HP’s revenues and pre-tax net loss included in our results of operations since the acquisition were $241,000 and $865,000, respectively, for the three months ended September 30, 2015 and $1.2 million and $2.9 million, respectively, for the nine months ended September 30, 2015.  HP’s revenues and pre-tax net loss included in our results of operations since the acquisition were $370,000 and $1.4 million, respectively, for each of the three and nine months ended September 30, 2014.  For the three and nine months ended September 30, 2015, net loss before taxes included $316,000 and $949,000, respectively, of amortization expense related to the identified intangible assets recorded as a result of the acquisition.  For each of the three and nine months ended September 30, 2014, $459,000 of amortization expense related to identified intangible assets was included in net loss before taxes.

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

During the three months ended March 31, 2015, we determined that it was not probable that ASIA would attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Jordan to earn the contingent consideration payment of $1.2 million noted above.  During the six months ended June 30, 2015, we believed that it was probable that we would make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  However, during the three months ended September 30, 2015, we revised our assessed probability for the contractual period ended August 31, 2015, and consequently have made no payment as the required adjusted EBITDA was not obtained.  Accordingly, we reversed the associated liability and expense which resulted in a $424,000 increase in income.  We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million related to the period from September 1, 2015 through August 31, 2016.  As of September 30, 2015, based on our assessed probability of payout, the fair value of the contingent consideration was $440,000 which is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets.  During the three months ended September 30, 2015, we recorded a $40,000 increase related to updates to discount rates for the amount payable in 2016.  During the three and nine months ended September 30, 2015, we recorded a $424,000 and $926,000 respective reduction to the fair value of the contingent consideration, due to ASIA failing to achieve the adjusted EBITDA thresholds necessary to require payment of the amount payable in 2015. The estimated range of potential total contingent consideration still payable is zero to $1.0 million.

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

(2)	As of September 30, 2015, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $840,000.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date.  ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition were $962,000 and $140,000, respectively, for the three months ended September 30, 2015 and $2.8 million and $521,000, respectively, for the nine months ended September 30, 2015.  ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition were $292,000 and $300,000, respectively, for each of the three and nine months ended September 30, 2014.  For the three and nine months ended September 30, 2015, net loss before taxes included $45,000 and $135,000, respectively, of amortization expense related to the identified intangible assets recorded as a result of the acquisition.  For the each of three and nine months ended September 30, 2014, $29,000 of amortization expense related to identified intangible assets was included in net loss before taxes.

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

In May 2015, we entered into an agreement to modify the remaining contingent consideration.  Pursuant to this modification, the remaining maximum payout under the existing contingent consideration terms allocable to Safina was paid in a lump-sum of $973,000 on May 7, 2015. The remaining payouts allocable to Knaster and Saavedra, which began on May 29, 2015, will continue to be paid ratably and monthly through June 30, 2016.

The fair value of the contingent consideration related to Secured was $806,000 and $3.0 million as of September 30, 2015 and December 31, 2014, respectively, and is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, we recorded respective decreases and increases to the fair value of the contingent consideration of $15,000 and $101,000, respectively.  During the three and nine months ended September 30, 2014, we recorded increases to the fair value of the consideration of $81,000 and $890,000, respectively.

As of September 30, 2015, we had made total payments of $5.6 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $821,000.

3. Variable Interest Entities

As of September 30, 2015, we were the primary beneficiary of one entity that constitutes a VIE pursuant to FASB guidance.

HPIH

As of September 30, 2015, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 53.1% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

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

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration.  The parties agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note.  As such, the note is included in advanced commissions in the accompanying condensed consolidated balance sheets.  In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016.  The amounts receivable as contingent consideration are not estimable nor reasonably assured; as such, we have not recorded the contingent consideration on our condensed consolidated balance sheets.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our condensed consolidated financial statements.  The results of operations of SIL are included in the accompanying condensed consolidated financial statements through the date of the Unit Purchase Agreement.  For the three and nine months ended September 30, 2015, we recorded a respective gain of $0 and $189,000 on the sale, representing the difference between the consideration received and the carrying value of SIL’s net assets at the time of the transaction.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of September 30, 2015 and December 31, 2014 arose from acquisitions as described in Note 2 as well as our goodwill balance existing prior to such acquisitions.

The changes in the carrying amounts of goodwill are as follows ($ in thousands):

Balance as of January 1, 2014	$18,014
Goodwill acquired	23,062
Impairment of goodwill	—
Balance as of December 31, 2014	41,076
Goodwill acquired	—
Impairment of goodwill	—
Balance as of September 30, 2015	$41,076

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of September 30, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(195)	$1,182
Carrier network	5.0	40	(32)	8
Distributor relationships	9.3	5,109	(2,252)	2,857
Noncompete agreements	4.7	987	(625)	362
Customer relationships	5.8	1,484	(979)	505
Capitalized software	6.7	8,571	(1,983)	6,588
Total intangible assets	7.8	$17,568	$(6,066)	$11,502

Major classes of intangible assets as of December 31, 2014 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(103)	$1,274
Carrier network	5.0	40	(26)	14
Distributor relationships	9.3	5,109	(1,791)	3,318
Noncompete agreements	4.7	987	(462)	525
Customer relationship	5.8	1,484	(644)	840
Capitalized software	6.7	8,571	(977)	7,594
Total intangible assets	7.8	$17,568	$(4,003)	$13,565

Amortization expense for the three months ended September 30, 2015 and 2014 was $564,000 and $862,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $1.5 million and $1.6 million, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2015 and in each of the next five years and thereafter is as follows ($ in thousands):

Remainder of 2015	$562
2016	2,173
2017	1,984
2018	1,744
2019	1,357
2020	1,357
Thereafter	2,325
Total	$11,502

5. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	September 30, 2015	December 31, 2014
Carriers and vendors payable	$5,409	$5,830
Commissions payable	2,614	2,009
Accrued wages	1,024	1,062
Accrued refunds	856	815
Accounts payable	504	906
Accrued professional fees	253	144
Accrued credit card/ACH fees	197	198
Accrued interest	1	1
Other accrued expenses	965	432
Total accounts payable and accrued expenses	$11,823	$11,397

6. Debt

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank.  The purpose of the RLOC is to provide regular draws for working capital to support our general corporate expenses and to help us maintain adequate liquidity.  Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment.  The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. In September 2015, we drew $2.5 million on the RLOC.  As there were no other draws on the RLOC prior to the draw in September 2015, the outstanding balance on the RLOC as of September 30, 2015 was $2.5 million.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio not exceed 1.50 at any time during the term of the RLOC.  The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000.  These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other-long term assets on the accompanying condensed consolidated balance sheets.  As of September 30, 2015 and December 31, 2014, the balance of the deferred financing costs was $17,000 and $23,000, respectively.  The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan.  These amounts are amortized over the life of the RLOC.

7. Stockholders’ Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of September 30, 2015, the Class A common stockholders had 53.1% of the voting power in HII and the Class B common stockholders had 46.9% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to Health Insurance Innovations, Inc.	$731	$(612)	$458	$(413)
Distributions	(157)	(214)	(815)	(222)
Total	$574	$(826)	$(357)	$(635)

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

Treasury Stock

Treasury stock is recorded at cost.  As of September 30, 2015 and December 31, 2014, we held 149,702 and 47,144 shares of treasury stock, respectively, recorded at a cost of $1.5 million and $347,000, respectively.

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

We made no repurchases during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, we repurchased 73,852 shares of our registered Class A common stock under the Repurchase Plan at an average price per share of $7.05.

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

During the three and nine months ended September 30, 2015, zero and 15,790 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and during the three and nine months ended September 30, 2014,  11,542 and 22,286 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards.

During the three and nine months ended September 30, 2015, 70,000 and 151,216 Treasury shares were granted under restricted stock awards, respectively.  During the three and nine months ended September 30, 2015, 7,500 and 164,132 shares, respectively, were transferred to Treasury as the result of forfeitures of restricted stock awards.  During the three and nine months ended September 30, 2014, 150,000 shares were granted under restricted stock awards, respectively.  During the three and nine months ended September 30, 2014, 11,542 restricted stock awards were forfeited to Treasury, respectively.

8. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013. Under the LTIP, restricted stock, stock appreciation rights (“SARs”), stock options and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the LTIP have been issued or our Board of Directors terminates the LTIP. At the inception of the LTIP, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP.  In May 2015, the Company’s shareholders approved an increase of 1,000,000 shares of Class A common stock available under the LTIP, and, as of September 30, 2015, there were 2,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. For grants of SARs and options, we apply the Black-Scholes option-pricing model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within selling, general and administrative (“S, G & A”) expense in the condensed consolidated statements of operations. None of the stock-based compensation was capitalized during the three and nine months ended September 30, 2015 and 2014.

The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For the three and nine months ended September 30, 2015 and 2014, the expected stock price volatility was determined using a peer group of public companies within our industry as we believe this method better approximates the long-term volatility of our stock. In the short time since our IPO, our stock has been subject to large fluctuations due to a small percentage of shares available for trading, resulting in a low trading volume. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the foreseeable future.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Expected option life	4.6 years	4.9 years
Expected volatility	44.3%	40.7%
Expected dividend yield	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted shares	70	150	161	150
SARs	325	218	720	273
Stock options	—	85	—	85

During the three and nine months ended September 30, 2015, 75,000 and 301,000 SARs, respectively, and 7,500 and 164,132 restricted share awards, respectively, were forfeited.  All of these awards were unvested.  No SARs were exercised during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, there were 28,000 outstanding awards forfeited.  There were no SARs exercised during the three and nine months ended September 30, 2014.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted shares	$85	$166	$349	$533
SARs	188	408	384	806
Stock options	41	269	268	269
	$314	$843	$1,001	$1,608

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2015 ($ in thousands):

		Weighted Average Remaining years
Restricted shares	$889	1.9
SARs	1,085	2.0
Stock options	153	1.1
	$2,127

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods.

For the three and nine months ended September 30, 2015, the settlement of stock based incentive awards resulted in a cash outflow of $0 and $89,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. For the three and nine months ended September 30, 2014, these settlements resulted in a cash outflow of $0 and $257,000, respectively.  We recognized an income tax benefit of $0 and $91,000 from stock-based activity for the three and nine months ended September 30, 2015, respectively, and $33,000 and $84,000 for the three and nine months ended September 30, 2014, respectively.

9. Net Income (Loss) per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three and nine months ended September 30, 2015 and 2014 were as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income (loss) attributable to Health Insurance Innovations, Inc.	$731	$(612)	$458	$(413)
Average shares—basic	7,531,827	6,532,161	7,521,124	5,538,422
Effect of dilutive securities:
Restricted shares	19,413	—	72,815	—
SARs	—	—	2,931	—
Stock options	20,224	—	16,563	—
Average shares—diluted	7,571,464	6,532,161	7,613,433	5,538,422
Basic net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.10	$(0.09)	$0.06	$(0.07)
Diluted net income (loss) per share attributable to Health Insurance Innovations, Inc.	$0.10	$(0.09)	$0.06	$(0.07)

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants, options, and SARs and are calculated using the treasury stock method. There is no dilutive effect of our restricted stock, options, or SARs in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 due to a net loss in those periods.

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted shares	44	282	70	282
SARs	113	559	129	559
Stock options	—	84	—	84

10. Income Taxes

Our subsidiary, HPIH, operates in the United States as a partnership for U.S. federal and state income tax purposes, where taxation is the responsibility of its partners. As a partner in HPIH, we are subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements. The effective tax rate for the three and nine months ended September 30, 2015 was (85.7%) and (115.9%), respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 29.7% and 80.7%, respectively.  The benefit for income taxes was $701,000 and $664,000 for the three and nine months ended September 30, 2015, respectively. The benefit for income taxes was $332,000 and $205,000 for the three and nine months ended September 30, 2014, respectively.  The effective tax rate for the three and nine months ended September 30, 2015 and 2014 was significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

During any period, our effective tax rate also is reduced because certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will be unable to realize some of these deferred tax assets.  As of September 30, 2015, we determined that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of losses in the only two fiscal years in which we have measured deferred tax assets.  As such, we have provided a valuation allowance against some of our deferred tax assets as of September 30, 2015.

We project to have a current tax liability for the year resulting from our forecasted results of operations. We do not project that the current tax liability will enable a significant portion of our deferred tax assets to be realized, and as such, the tax benefit that ordinarily accompanies a deferred tax asset is not available to offset the tax expense from our projected current tax liability.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. During the six months ended June 30, 2015, we adopted FASB guidance which states that a liability for uncertain tax positions should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If the net operating loss carryforward, similar tax loss or tax credit carryforward is unavailable as of the reporting date, then the liability for uncertain tax positions should be presented as a deferred tax liability and not combined with deferred tax assets.  This guidance did not have an impact on our financial statements as we had no uncertain tax positions as of September 30, 2015.

For the three and nine months ended September 30, 2015 and 2014, we had no gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date.

11. Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $55,000 and $67,000 as of September 30, 2015 and December 31, 2014, respectively. Total rent expense under all operating leases, which includes equipment, was $176,000 and $154,000 for the three months ended September 30, 2015 and 2014, respectively, and $518,000 and $343,000 for the nine months ended September 30, 2015 and 2014, respectively, and is included in S, G & A expenses in the accompanying condensed consolidated statements of operations.

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future.  As of September 30, 2015, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO.  See Note 7 for further information on these issuances of Class A common stock.  As a result of the exchanges noted above, we have recorded a liability of $962,000 pursuant to the TRA as of September 30, 2015.  We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2014.  Therefore, a portion of the valuation allowance on our deferred tax assets related to the TRA was reversed in 2014.  The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Kosloske.  Our total liability pursuant to the TRA for exchange transactions completed through September 30, 2015 would be $11.3 million, representing the share of tax benefits payable to the entities beneficially owned by Kosloske, if we generate sufficient taxable income in the future.  We have made no payments under the TRA as of September 30, 2015, but expect to make payments of $229,000 under the TRA during the year ended December 31, 2015.

Distributor Commission Advances

From time to time, we enter into agreements with our distributors to make advanced commission payments to them.  Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make.  Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “September 2014 Note”) provides for advances up to an aggregate amount of $4.8 million, payable in three installments of $1.5 million, $1.5 million, and $1.8 million, respectively.  The first advance installment of $1.5 million was made in September 2014 and is included in advanced commissions on the accompanying condensed consolidated balance sheets as of September 30, 2015. The September 2014 Note, which secures the advances, matures on April 26, 2017 and bears interest only upon the occurrence of an event of default, as defined in the September 2014 Note.  All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

Under the September 2014 Note, the Distributor is eligible to earn bonus commissions for each qualifying sale of our products, as defined in the September 2014 Note. Any such bonus commissions earned during the term of the September 2014 Note will be applied against the outstanding balance payable to us under the September 2014 Note, in lieu of a cash payment to us, and the net amount, if any, will be payable to the Distributor.

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

Under the January 2015 Production Note, the Distributor is eligible to earn bonus commissions for each qualifying sale of our products, as defined in the January 2015 Production Note. Any such bonus commissions earned during the term of the January 2015 Production Note will be applied against the outstanding balance payable to us under the January 2015 Production Note, in lieu of a cash payment to us, and the net amount, if any, will be payable to the Distributor.

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

As of September 30, 2015, both the Company and the Distributor agreed that other than the initial advance installments, no further advance installments will be made under the September 2014 Note or either of the January 2015 Variable Notes.

Of these advances, balances that will be realized within twelve months are included in advanced commissions, and the portions not realizable within twelve months are included in other long-term assets on the accompanying condensed consolidated balance sheets.  The balances in the current and other long-term assets were $1.9 million and $625,000, respectively, as of September 30, 2015.

In addition, in January 2015 we entered into a revolving secured promissory note (the “January 2015 Revolver”) with the Distributor.  Pursuant to the January 2015 Revolver, we may make loans, from time to time, to the Distributor.  The maximum aggregate principal amount loaned by us under the January 2015 Revolver is capped at the lesser of what we refer to as the available amount and $1.0 million.  The January 2015 Revolver bears interest at an annual rate of 6.0%.  Pursuant to the January 2015 Revolver, on each of December 31, 2015 and 2016, the Distributor shall make a payment to us in an amount that will reduce the amount outstanding under the January 2015 Revolver to $300,000 or less plus accrued interest on the principal amounts so repaid.  The January 2015 Revolver matures on December 31, 2017.  All amounts outstanding, including interest, are due on the maturity date, subject to acceleration upon the occurrence of an event of default. In January 2015, we loaned $1.0 million to the Distributor under the January 2015 Revolver.  During the three and nine months ended September 30, 2015, we accrued $18,000 and $44,000 in interest on the note.  The January 2015 Revolver is included in notes receivable on the accompanying condensed consolidated balance sheet.  As of June 30, 2015, both the Company and the Distributor agreed that other than the initial amount drawn on the January 2015 Revolver, no further loans will be made under the January 2015 Revolver.  During the three and nine months ended September 30, 2015, the Distributor repaid $30,000 of the outstanding balance.  As of September 30, 2015, the outstanding principal balance of the January 2015 Revolver is $970,000, plus accrued interest of $44,000.

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

Legal Proceedings

As of September 30, 2015, we had no significant outstanding legal proceedings. From time to time, we are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of the A.R.I.E.S System, as described in Note 11, is primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014, respectively, approximate fair value because of the short-term duration of these instruments.

As of September 30, 2015, our liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of September 30, 2015
	Carrying Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$335	$—	$335	$—
Contingent acquisition consideration	1,246	—	—	1,246
	$1,581	$—	$335	$1,246

As of December 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2014
	Carrying Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$461	$461	$—	$—
Liabilities:
Noncompete obligation	$463	$—	$457	$—
Contingent acquisition consideration	4,400	—	—	4,400
	$4,863	$—	$457	$4,400

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Issuance and settlements, net	(579)
Loss included in income	1,103
Balance as of January 1, 2015	$4,400
Issuance and settlements, net	(2,330)
Gain included in income	(824)
Balance as of September 30, 2015	$1,246

Gain or loss on the contingent acquisition consideration are included in fair value adjustments to contingent consideration on the accompanying condensed consolidated statements of operations.

13. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing our performance.  As of June 30, 2015 and September 30, 2015, our CODM is considered to be our President.  The Chief Executive Officer and Chief Financial Officer, jointly, were the CODM, prior to the President being named CODM.

For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: IPD and HP. During the three months ended June 30, 2015, the structure of our internal organization changed such that HP is a component of the operations comprising the IPD segment.  The CODM reviews our financial information in a manner substantially similar to the accompanying condensed consolidated financial statements.  In addition, our operations, revenues, and decision-making functions are based solely in the United States.  As such, as of September 30, 2015, and for the nine months ended September 30, 2015, we had one reportable operating and geographic segment.

14. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the nine months ended September 30, 2015 and 2014, HPIH paid cash distributions of $815,000 and $1.1 million, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Tax Receivable Agreement

As discussed in Note 11, on February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Kosloske.

As of September 30, 2015, we have made no payments under the TRA but expect to make payments of $229,000 during the year ended December 31, 2015.  As of September 30, 2015, we are obligated to pay $962,000 pursuant to the TRA, of which $229,000 is included in current liabilities and $733,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2014, $616,000 was payable pursuant to the TRA, and $229,000 and $387,000 were included in short-term liabilities and long-term liabilities, respectively, in our accompanying condensed consolidated balance sheets.  Our total liability pursuant to the TRA for exchange transactions completed through September 30, 2015 would be $11.3 million if we generate sufficient taxable income in the future.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk.  From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors.  HBO was a related party by virtue of its 50% ownership of membership interests in SIL.  In March 2015, HPIH sold its interest in SIL to HBO, and HBO ceased being a related party.  See Note 3 for more information on this joint venture.  While HBO was considered a related party, during the three months ended March 31, 2015, we made net advanced commission payments of $1.1 million and recognized $3.0 million of commission expense related to HBO.  During the three months ended March 31, 2014, we made net advanced commission payments of $454,000 and recognized  $867,000 of commission expense.  As of December 31, 2014, the advanced commissions balances related to HBO included in the accompanying condensed consolidated balance sheets was $2.3 million.

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

We are a leading developer, distributor, and virtual administrator of affordable, cloud-based individual health insurance plans and supplemental products.  In July 2014, we acquired HP, which operates a website that compares and ranks health insurance plans available to an individual, family, or small business to allow consumers to make their best health plan decisions and reduce their out-of-pocket costs. HP uses only objective data from government, non-profit, and private sources that carry no condition that might restrict the site from serving as an unbiased resource.  In May 2015, we launched www.agilehealthinsurance.com (“AHI”), an online direct-to-consumer website, primarily using internal resources at HP.

Health Insurance and Supplemental Products

We are an industry leader in the sale of individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.  STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels.  STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially less than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage.  STM plans feature a streamlined underwriting process offering immediate coverage options.  Hospital indemnity plans pay fixed cash benefits for covered procedures and services to individuals under the age of 65.

Our sales of IFP products are supplemented with additional product offerings, including a variety of supplemental products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, and life insurance policies that are frequently purchased as supplements to STM and hospital indemnity plans.  We also offer supplemental deductible and gap protection plans for consumers whose IMM plans may not cover certain medical expenses until high deductibles are met.

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

Our sales of IFP and supplemental products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured, which includes individuals not covered by employer-sponsored insurance plans, such as the self-employed as well as small business owners and their employees, individuals who are unable to afford IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods held each year by the health insurance exchanges created under the PPACA.

As the managing general underwriter of our individual health insurance plans and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), enrollment fees, commissions, and sales of referrals. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of September 30, 2015, we had 137,000 total plans in force, compared with 104,000 on September 30, 2014. We primarily earn our revenues from commissions and fees related to the sale of products to our members. Our supplemental products have created several additional revenue streams and resulted in a significant portion of our business being generated by monthly member renewals. For the three and nine months ended September 30, 2015, our premium equivalents were $43.4 million and $120.2 million, respectively, representing respective increases of 2.8% and 8.9% when compared to the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, our revenues were $25.8 million and $71.1 million, respectively, representing respective increases of 10.4% and 14.2% when compared to the three and nine months ended September 30, 2014.  For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium equivalents” below.

HealthPocket

We acquired HP in July 2014. HP provides consumers with access to its leading health insurance information search and comparison technology through its website, www.healthpocket.com. This free website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out-of-pocket costs. HP also enhances our consolidated business operations by aggregating high-quality product sales referrals for IFP and other health insurance products and supplemental products. We can monetize these referrals by selling them to third-party marketers of non-IFP products and by turning IFP referrals into sales of our IFP products. In addition, the data aggregated by HP is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

During the nine months ended September 30, 2015, we developed a new e-commerce platform, AHI, through which consumers can shop for, apply for and purchase IFP products directly via the internet.  We intend for AHI to be a significant direct-to-consumer distribution channel in the future and a strategic complement to our traditional distribution channels.  AHI, as a distribution channel, is operated by the consumer division of HPIH; however, AHI was developed primarily by HP employees, the majority of whose time was allocated to AHI during the three and nine months ended September 30, 2015.  We expect to continue allocating HP work time to AHI in future periods.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as the combination of premiums, fees for discount benefit plans, enrollment fees, commissions, and sales of referrals. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under GAAP and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premium equivalents	$43,404	$42,240	$120,216	$110,375
Less risk premium	16,728	17,901	46,596	45,711
Less amounts earned by third party obligors	877	975	2,533	2,436
Revenues	$25,799	$23,364	$71,087	$62,228

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy and have collected the applicable premium payments. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to eleven months for our eleven-month STM plans, up to twelve months for our approximately twelve-month (i.e., up to 364 days) STM plans and often more than twelve months for our hospital indemnity and supplemental plans, provided that the policy is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy, when the member’s policy expires or following non-payment of premiums when due.

The following table presents the number of policies in force by product type as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014	Change (%)
IFP (1)	60,655	51,759	17.2%
Supplemental products	76,187	52,548	45.0%
Total	136,842	104,307	31.2%
(1)

IFP included 34,846 and 41,725 STM policies in force as of September 30, 2015 and 2014, respectively, and 25,809 and 10,034 hospital indemnity policies in force as of September 30, 2015 and 2014, respectively.  In future periods, we intend to report IFP plans in the aggregate.

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premium equivalents	$43,404	$42,240	$120,216	$110,375
Less risk premium	16,728	17,901	46,596	45,711
Less amounts earned by third party obligors	877	975	2,533	2,436
Revenues	25,799	23,364	71,087	62,228
Third-party commissions	13,243	11,377	35,337	30,577
Credit card and ACH fees	569	534	1,581	1,367
Adjusted gross margin	$11,987	$11,453	$34,169	$30,284

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

The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,519	$(784)	$1,237	$(49)
Interest income	(8)	—	(25)	(17)
Depreciation and amortization	687	907	2,255	1,723
Benefit for income taxes	(701)	(332)	(664)	(205)
EBITDA	1,497	(209)	2,803	1,452
Non-cash stock-based compensation	314	843	1,001	1,608
Fair value adjustment to contingent consideration	(438)	130	(824)	939
Transaction costs	—	523	24	753
Tax receivable agreement liability adjustment	239	194	345	194
Other non-recurring charges	273	363	671	363
Adjusted EBITDA	$1,885	$1,844	$4,020	$5,309

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

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$1,885	$1,844	$4,020	$5,309
Depreciation	(96)	(45)	(191)	(111)
Adjusted pre-tax income	1,789	1,799	3,829	5,198
Provision for income taxes	(680)	(684)	(1,455)	(1,975)
Adjusted net income	$1,109	$1,115	$2,374	$3,223
Total weighted average diluted share count	14,413	13,374	14,455	12,380
Adjusted net income per share	$0.08	$0.08	$0.16	$0.26

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Comparability between the three and nine months ended September 30, 2015 and 2014 is affected by acquisitions during the year ended December 31, 2014. HP and ASIA were acquired in July and August 2014, respectively.

For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: 1) Insurance Plan Development and Distribution (“IPD”) and 2) HP.  During the three months ended June 30, 2015, the structure of our internal organization changed such that HP is a component of the operations comprising the IPD segment.  As such, as of September 30, 2015, we had one reportable operating segment.

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, enrollment fees paid by members, sales of referrals at HP, and administration fees and fees for discount benefit plans paid by members as a direct result of our enrollment services.  The members’ payments include a combination of premiums, fees for discount benefit plans and enrollment fees, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Commissions and fees attributable to the sale of IFP policies and supplemental products represented a majority of our revenues for the periods presented. Revenues also include commissions for sales of certain non-HII products by our owned call centers, as well as revenues from the sale of customer referrals from HP.

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

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of plans in force. Revenues for three months ended September 30, 2015 were $25.8 million, an increase of $2.4 million, or 10.4%, compared to the three months ended September 30, 2014. Revenues for nine months ended September 30, 2015 were $71.1 million, an increase of $8.9 million, or 14.2%, compared to the nine months ended September 30, 2014. The increases were primarily due to the increase in the total number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network, expansion of our product offerings, and our successful execution of our strategy to focus on including supplemental products to complement our IFP sales.

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers, are recognized as earned for sales of insurance and supplemental products. Commissions are earned based on commission rates contracted with insurance carriers or supplemental insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from sales of lead referrals and advertising fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Third-Party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members.

Third-party commissions for the three months ended September 30, 2015 were $13.2 million, an increase of $1.9 million, or 16.4%, compared to the three months ended September 30, 2014. Third-party commissions for the nine months ended September 30, 2015 were $35.3 million, an increase of $4.8 million, or 15.6%, compared to the nine months ended September 30, 2014.  The increases in third-party commissions were primarily due to an increase in the number of plans in force sold by our third-party distributors.

Third-party commissions represented 51.3% and 30.5% of revenues and premium equivalents, respectively, for the three months ended September 30, 2015 as compared to 48.7% and 26.9% of revenues and premium equivalents, respectively, for the three months ended September 30, 2014.  These increases were due to production growth for certain of our third-party distribution partners during the three months ended September 30, 2015.

Third-party commissions represented 49.7% and 29.4% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2015 as compared to 49.1% and 27.7% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2014.  These decreases were primarily related to the inclusion of ASIA as an owned call center during the nine months ended September 30, 2015.  ASIA was a third-party distributor until we acquired it in August 2014.

Generally, we expect that third-party commissions as percentages of revenues and premium equivalents will be consistent between periods.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended September 30, 2015 were $569,000, an increase of 6.6%, compared to the three months ended September 30, 2014. Credit card and ACH fees for the nine months ended September 30, 2015 were $1.6 million, an increase of 15.7%, compared to the nine months ended September 30, 2014. The increase in credit card and ACH fees was primarily due to the increase in the number of plans in force.

Credit card and ACH fees represented 2.2% and 2.3% of revenues for each of the respective three months ended September 30, 2015 and 2014.  These fees represented 2.2% of revenues for each of the respective nine months ended September 30, 2015 and 2014.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services, the maintenance of our information technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category.

S, G & A expense for the three and nine months ended September 30, 2015 was $10.8 million and $32.3 million, respectively. This represents a decrease of $542,000 for the three months ended September 30, 2015 compared to September 30, 2014 and a $4.5 million increase compared to the nine months ended September 30, 2014.

The decrease in S, G & A expense for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 was attributable to $196,000 less S, G & A in the current quarter due to the disposal of SIL, $800,000 more compensation and severance related expense for HPIH in the prior quarter, offset by a $500,000 increase in marketing expense for HP/Agile which didn’t exist in the prior quarter.

The increase in S, G & A for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 was primarily attributable to a combined increase in S, G & A of $4.4 million from HP and ASIA as they were not yet acquired during the first eight months of 2014. In addition, S, G & A expense at Secured and ICE increased $720,000, primarily due to increases in sales lead expense and compensation costs, offset by $394,000 in decreased expenses for HPIH.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2015 was $687,000, a decrease of $220,000, or 24.3%, compared to the three months ended September 30, 2014 due to intangibles that fully depreciated in the beginning of the third quarter of 2015. Depreciation and amortization expense for the nine months ended September 30, 2015 was $2.3 million, an increase of $532,000, or 30.9%, compared to the nine months ended September 30, 2014. The increases in depreciation and amortization in the nine months ended September 30, 2015 is primarily driven by amortization of intangible assets acquired in the HP and ASIA acquisitions.

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

Under GAAP, contingent consideration arrangements are recorded at fair value for each period presented, and adjustments to the liabilities are recorded in the statement of operations. For the three months ended September 30, 2015 we recorded $438,000 of income related to changes in the fair value of the contingent consideration agreements. These changes were primarily due to our assessment of the probability of payments of portions of contingent consideration related to ASIA and a modification to the Secured contingent consideration agreements.

During the three months ended March 31, 2015, we determined that it was not probable that ASIA would attain the required amounts of adjusted EBITDA during the period from September 1, 2014 through August 31, 2015 for Jordan to earn the contingent consideration payment of $1.2 million noted above.  During the six months ended June 30, 2015, we believed that it was probable that we would make a contingent consideration payment of $500,000 related to ASIA’s results for the year ended December 31, 2015 in lieu of the existing contingent consideration terms under the ASIA Purchase Agreement.  During the three months ended September 30, 2015 however, we revised our assessed probability for the contractual period ended August 31, 2015, and consequently have made no payment as the required adjusted EBITDA was not obtained.  Accordingly, we reversed the associated liability and expense which resulted in a $424,000 increase in income. We believe it is probable that Jordan will earn the payment of the contingent consideration of $1.0 million related to the period from September 1, 2015 through August 31, 2016.  As of September 30, 2015, based on our assessed probability of payout, the fair value of the contingent consideration was $440,000 which is included in contingent acquisition consideration on the accompanying condensed consolidated balance sheets.  During the three months ended September 30, 2015, we recorded a $40,000 increase related to updates to discount rates for the amount payable in 2016.  During the three and nine months ended September 30, 2015, we recorded a $424,000 and $926,000 respective reduction to the fair value of the contingent consideration, due to ASIA failing to achieve the adjusted EBITDA thresholds necessary to require payment of the amount payable in 2015.  The estimated range of potential total contingent consideration still payable is zero to $1.0 million.

In May 2015, we entered into an agreement to modify the remaining contingent consideration.  Pursuant to this modification, the remaining maximum payout under the existing contingent consideration terms allocable to Safina was paid in a lump-sum of $973,000 on May 7, 2015.  The remaining monthly payouts of $91,000 allocable to Knaster and Saavedra, which began on May 29, 2015, will continue through June 30, 2016.

For the three and nine months ended September 30, 2015, we recorded $438,000 and $824,000, respectively, in income related to the change in the fair value of the contingent consideration, primarily the result of decreased probabilities of payment of the consideration.

See Note 2 of the accompanying condensed consolidated financial statements for further discussion of the acquisitions and the associated contingent consideration arrangements.

Other (Income) Expense

Other expense was $83,000 and $144,000 for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, respectively, there was $170,000 of income and $18,000 of expense.

The decrease in other income for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to a $101,000 increase in advanced commission fee income.  The increase in other income for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due a $189,000 gain on the deconsolidation of SIL, and a $178,000 increase in advanced commission fee income, partially offset by $336,000 of expenses recorded pursuant to a Tax Receivable Agreement (“TRA”) we entered into on February 13, 2013 with the holders of HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Michael W. Kosloske, our founder, Chairman of the Board and Chief Executive Officer.  See Notes 11 and 14 of the accompanying condensed consolidated financial statements for further discussion of the TRA.

Benefit for Income Taxes

For the three and nine months ended September 30, 2015, we recorded a benefit for income taxes of $701,000 and $664,000, respectively, reflecting an effective tax rate of (85.7%) and (115.9%), respectively. For the three and nine months ended September 30, 2014, we recorded a benefit for income taxes of $332,000 and $205,000, respectively, reflecting an effective tax rate of 29.7% and 80.7%, respectively.  The effective tax rate for the three and nine months ended September 30, 2015 was significantly impacted by a change in the valuation allowance provided against our deferred tax assets, as we believe it is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2015, we had a 53.1% economic interest in HPIH, and HPI had a 46.9% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements.

Net income attributable to HII for the three and nine months ended September 30, 2015 included HII’s share of its consolidated entities’ net loss, a benefit for income taxes of $701,000 and $664,000, respectively, and an increase to amounts due under the TRA of $258,000 and 239,000, respectively. Net income attributable to HII for the three and nine months ended September 30, 2014 included HII’s share of its consolidated entities’ net income, adjustments to the TRA of $194,000, and a benefit for income taxes of $332,000 and $205,000, respectively.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as the selling stockholders (the “Selling Stockholders”).  Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million.  We immediately used these proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders.  These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock.  No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders.  The sale by the Selling Stockholders was made pursuant to a registration statement on Form S-3, as described in Note 7 in the accompanying condensed consolidated financial statements.  No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.

Liquidity and Capital Resources

General

As of September 30, 2015, we had $7.9 million of cash and cash equivalents.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was primarily the result of a $9.2 million increase in advanced commissions and a $277,000 decrease in accounts payable and accrued liabilities.  These uses of cash were offset by a decrease to accounts receivable and other assets of $1.0 million and a $285,000 decrease in cash held on behalf of others. The cash provided by operating activities for the nine months ended September 30, 2014 was primarily due to a $4.4 million increase in accounts payable and the effects of non-cash expenses, accrued expenses and other liabilities, partially offset by a $3.0 million increase in advanced commissions, and a $575,000 decrease in accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $1.2 million of capitalized internal-use software and website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000.  Our primary investing activities for the nine months ended September 30, 2014 included proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $5.4 million, which were offset by the acquisition of available-for-sale securities, payments for deposits and purchase of property and equipment of $18.0 million, $500,000 and $210,000, respectively.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, cash used in financing activities was $1.4 million, consisting primarily of $2.3 million in payments of contingent acquisition consideration, $815,000 in distributions to members of HPIH, $520,000 to repurchase shares of our Class A common stock under a share repurchase plan, payments of $144,000 in noncompete obligation, offset by a draw on the revolving line of credit of $2.5 million.  During the nine months ended September 30, 2014, cash used in financing activities was $2.7 million, which was primarily due to distributions made to members of HPIH and payments made towards the contingent acquisition consideration of $1.1 million and $1.4 million, respectively.

Revolving Line of Credit

On December 15, 2014, HPIH entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR plus 1.95%. As of September 30, 2015 and December 31, 2014, HPIH had drawn $2.5 million and $0, respectively, on the RLOC.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio not exceed 1.50 at any time during the term of the RLOC. The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in accounts receivable, net, prepaid expenses and other current assets and other long-term assets on the accompanying condensed consolidated balance sheets as of September 30, 2015.  The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the RLOC.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 11 of the accompanying condensed consolidated financial statements.

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

Revenue Recognition

Our revenues consist primarily of commissions earned from health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are premium equivalents, net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of September 30, 2015 and December 31, 2014 was $167,000 and $159,000, respectively.

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

Commission revenues earned at ICE, Secured, and ASIA, which are licensed insurance agent call centers, are recognized as earned for sales of insurance and supplemental products. Commissions are earned based on commission rates contracted with insurance carriers or supplemental insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

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

Revenue is considered earned when the performance measures have been completed. Deposits, whether refundable or non-refundable, early payments and progress payments are not recognized as revenue until the revenue producing event has occurred.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required.  As of September 30, 2015, we have one operating unit and one reporting unit.  As of the previous goodwill measurement date, we had two reporting units, which were our former operating segments, IPD and HP.  The change in the number of reporting units did not indicate a decrease in the fair value of the goodwill below its carrying value as under the valuation methods we use to evaluate the fair value of goodwill, as described below, as the combination of the reporting units does not adversely affect the assumptions used to calculate the business enterprise value.

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

While performing a reporting unit’s impairment assessment, we use a combination of valuation approaches including the market approach and the income approach.

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

See Note 2 and Note 4 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of September 30, 2015 and December 31, 2014, respectively.

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

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest.  All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 1% change in our stock-based compensation expense for the nine months ended September 30, 2015, would have affected net income by approximately $10,000.

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

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This guidance is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2015.

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

We made no repurchases during the three months ended September 30, 2015, as the Repurchase Plan was discontinued in May 2015.  During the nine months ended September 30, 2015, we repurchased 73,852 shares of our registered Class A common stock under the Repurchase Plan at an average price per share of $7.05.

The following table lists our actual and deemed share repurchases during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2015 through July 31, 2015	-	-	-	682,830
August 1, 2015 through August 31, 2015	-	-	-	682,830
September 1, 2015 through September 30, 2015	-	-	-	682,830
Total	-		-	682,830
(1)

A total of 117,170 shares were repurchased under the Repurchase Plan before it was discontinued.  We discontinued the Repurchase Plan in May 2015 but reserve the ability to adopt a new repurchase plan in the future under the repurchase program described above.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

10.1#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 7, 2015).
10.2#

Form of Stock Appreciation Rights Award Agreement, dated July 1, 2015, granted to Bruce Telkamp and Sheldon Wang under Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on July 7, 2015).

10.3#

Second Amended and Restated Employment Agreement, dated September 16, 2015, between Michael Hershberger and Health Insurance Innovations, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 22, 2015).

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

HEALTH INSURANCE INNOVATIONS, INC.
November 9, 2015	/s/ Patrick R. McNamee
PATRICK R. MCNAMEE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 9, 2015	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)