Form 10-K
period 2015-12-31
Health Insurance Innovations, Inc.
filed 2016-03-08
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $34.6 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 30, 2015.

As of March 4, 2016, there were 7,910,086 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 6,841,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

INTRODUCTION

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads LLC, a partially owned venture we and a third-party formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII. SIL was a consolidated subsidiary of HII through March 2015.

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

Overview

We are a developer, distributor and virtual administrator of affordable individual and family health insurance plans and supplemental products. We sell individual and family insurance plans (“IFP”) that include short-term medical (“STM”) insurance plans and hospital indemnity plans.

STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options. Hospital indemnity plans are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65.

We also offer a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans and life insurance policies that are frequently purchased as supplements to IFP.

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

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our owned and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products we offer that are not guaranteed-issue. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

Our sales of IFP and supplemental products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured.  These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods created under the Patient Protection and Affordable Care Act (“PPACA”).

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. In addition, the data aggregated by HealthPocket (“HP”) is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

As the managing general underwriter of our individual health insurance plans and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors, our enrollment fees and third-party commissions and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

In 2015, we launched a direct-to-consumer insurance web site that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce web sites known for their ease-of-use.

Health Insurance Industry and Market Opportunity

Ongoing changes in the health insurance industry have expanded and reshaped our target market and we believe the market will continue to evolve. For example, PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we collectively refer to as “Healthcare Reform,” have imposed new requirements on a broad segment of the population, including a mandate that most individuals carry health insurance or face tax penalties; tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; the establishment of a mandatory set of ten Essential Health Benefits for IMM plans; a mandate that certain employers offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality. Among other things, these changes have resulted in a dramatic increase in the unsubsidized average premium for IMM plans as compared to the pre-reform IMM market. As a provider of IFP products, we benefit from the exemption of short term medical plans (i.e., those with durations less than one year from the MLR requirements and pre-existing condition prohibitions but are disadvantaged by the tax penalties, to which those insured under IFP plans remain subject.

The implementation of Healthcare Reform has, among other things, increased the unsubsidized average premium for IMM plans, caused carriers to narrow networks under IMM plans and restricted the availability (except in very limited circumstances) to open enrollment periods. STM plans’ affordable premium prices, wide acceptance among healthcare providers and year-round availability provide consumer value not available under PPACA health plans. In addition, Healthcare Reform mandates MLR thresholds require that IMM carriers use 80% to 85% of all premiums collected to pay claims. This has significantly reduced agent commission rates on IMM policies, forcing many agents to abandon the traditional face-to-face IMM sales model. Since 2014, IMM carriers are also subject to a pre-existing condition mandate, requiring them to accept all customers regardless of their pre-existing conditions and must cover all ten Essential Health Benefits. These required coverages further increases the cost of IMM coverage. Unlike IMM plans, our STM products are not subject to narrow networks and are exempt from the minimum MLR thresholds, “must-carry” pre-existing conditions requirements, and Essential Health Benefits requirements under Healthcare Reform, allowing us to offer more attractive commission rates to our distributors while providing products with average premium cost significantly more affordable than unsubsidized PPACA health plans. We believe these dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market.

In addition, Healthcare Reform also required the establishment of health insurance exchanges (“Exchanges”) where individuals can select and purchase health insurance plans. The U.S. Department of Health and Human Services has reported that ending January 31, 2016, 12.6 million individuals had signed up for health insurance policies through the Exchanges for the most recent annual enrollment period. We believe that our STM products will be an attractive option to non-subsidized on- and off- Exchange health insurance policies. Moreover, studies have shown that consumers are increasingly accessing the internet to find affordable health insurance solutions. The current number of internet users in the United States continues to grow and, according to a report published by Pew Research Center, represented 85% of the population in 2013. In addition, according to the same survey, 72% of internet users looked online for information related to health insurance.

We intend to aggressively pursue opportunities to help consumers identify our IFP products as the right choice for healthcare coverage for certain individuals, and we believe our technology platform, product focus and industry expertise will allow us to gain an increasing share of this growing market.

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

•

Online sales experience via AgileHealthInsurance.com. In 2015, we launched a direct-to-consumer insurance web site that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce web sites known for their ease-of-use. The website includes research on Term Health Insurance topics that is available to the public.

•

Online Health Insurance Search and Comparison with HealthPocket. The 2014 addition of HealthPocket to our business provides consumers with what we believe is one of the most comprehensive sources of online information related to health insurance plans, aiding in their health insurance decision-making. HealthPocket.com’s easy-to-use interface allows consumers to compare different health insurance plan options and includes research articles and other resources about health insurance, health care and their options as consumers. We were also able to leverage our HealthPocket acquisition by utilization of the HealthPocket team to design the technology platform for the AgileHealthInsurance® business. The HealthPocket team has significant experience in the design and operation of direct-to-consumer internet-based businesses.

•

Strengthen and Grow Traditional Distribution Channels. The extensive traditional distribution network we access includes owned and independent call centers that utilize licensed agents to sell insurance products.  We offer an appealing, incentive-based compensation structure to our distributors that we believe motivates distributors to partner with us. By continuing to offer highly competitive commission rates and advance commission arrangements, we believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to grow our relationships with traditional distributors.

•

Strategic acquisitions and other transactions. We may acquire, or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.

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

Automated Real-Time Integrated E System (“A.R.I.E.S.”)

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

•

Automated Underwriting. The entire underwriting process is handled by A.R.I.E.S. through the use of health questionnaires approved by the insurance carriers. Because our STM products are largely targeted to healthy individuals who do not have pre-existing conditions and our hospital indemnity plans are guaranteed-issue, we do not have a traditional underwriting department. Underwriting for STM products is an immediate accept or reject decision based on a prospective member’s answers to an abbreviated online health-related questionnaire.

•

Multiple Value-Added Products. Consumers are able to supplement our IFP offerings with supplemental products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans. Our technology platform makes it possible for us to instantly offer these bundled products to fit member needs.

•

Turn-Key Solution. Our technology platform is a turnkey solution, allowing distributors to tailor their offering to meet member needs and can be customized to enhance the experience of an affinity group or employer.

•	Payment. Through our online platform, we receive credit card and ACH payments directly from members at the time of sale and automatically process recurring payments.
•	Member Services. Members have the ability to log-in and change payment information and print new identification cards, all without the need of a customer service representative.
•

Verification and Compliance. We have incorporated eSign technology from Adobe, Inc. on our platform to streamline compliance by providing real-time verification to our members’ mobile devices. This technology has allowed us to further automate our compliance program, enhancing quality while minimizing overhead.

•	Seamless Integration with AgileHealthInsurance®. Our A.R.I.E.S. platform integrates directly with our recently developed direct to consumer AgileHealthInsurance platform.

Established Long-Standing Insurance Carrier Relationships

One of our core strengths is long-standing relationships with some of the leading insurance carriers in the United States, which enables us to offer our IFP and supplemental products on our technology platform. We have entered into written contracts with each of these carriers pursuant to which we sell the carriers’ health plans and supplemental products in exchange for the payment of commissions that vary by carrier and by plan. These contracts are typically non-exclusive and terminable by either party on notice or at the expiration of the term. In some cases, an amendment or termination of an agreement we have with a health insurance carrier may impact the commissions we are paid on health insurance plans and products that we have already sold through the carrier.

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. Our relationships with highly rated insurance carriers include HCC Life Insurance Company, Companion Life Insurance Company, Standard Life and Accident Insurance Company, Nationwide Mutual Insurance, and US Health Group, among others. We also continue to develop relationships with new carriers to help us expand our product portfolio.

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

Seasoned Management Team

Our management team has substantial experience and long-standing relationships developed over long periods in the insurance and online insurance marketing industries. Our management team draws on its industry experience to identify opportunities to expand our business and collaborate with insurance carriers and distributors to help develop products and respond to market trends. In addition, Patrick McNamee, Chief Executive Officer, who joined us in 2015, adds a breadth of operating and process knowledge and Heidi Hanstein, Executive Vice President of Sales and Marketing, who also joined us in 2015, adds unparalleled sales and distribution experience to our existing management team.

Our Products

Our differentiated product offerings allow us to build leading positions in our target markets for insurance and related products. The key products we provide include:

•

Short-Term Medical Plans. Our STM plans cover individuals for up to 364 days with a wide range of co-pay and deductible options at significantly lower cost than unsubsidized IMM plans. Because the STM plans we offer do not cover pre-existing and often chronic health conditions, and since STM policies terminate after their initial term, these policies have been designed by us with substantially lower customer premiums as compared to unsubsidized Exchange or off-Exchange IMM insurance. STM plans generally offer similar benefits for qualifying individuals as many IMM plans. For example, both STM plans and most silver IMM plans offer a choice of deductibles, a choice of coinsurance, coverage for emergency room care, surgeries, x-rays, lab work, diagnostics, doctor office co-payments, and preferred provider organization network discounts. However, while IMM plans cover prescription drugs, pre-existing conditions and preventive care, STM plans provide optional coverage for prescription drugs and do not cover pre-existing conditions or preventive care unless  mandated by the state law. STM plans also do not cover certain medical events such as pregnancy. Additionally, while IMM plans have guaranteed renewability and can be permanent, the issuance of a subsequent STM plan is not guaranteed and STM plans have a limited duration of up to 12 months.

•

Hospital Indemnity Plans. Our hospital indemnity plans provide a daily cash benefit for hospital treatment and doctor office visits as well as accidental injury and death or dismemberment benefits. The claims process for hospital indemnity plans is streamlined: the member simply provides proof of hospitalization and the carrier pays the predetermined benefits. These policies are primarily used by customers who do not have adequate health insurance and do not qualify for our STM plans or who wish to supplement existing coverage, typically in conjunction with high deductible plans.

•

Supplemental Products. We provide numerous low-cost supplemental insurance products, including pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans. These are typically monthly programs with automatic renewal.

Sales and Marketing

Our sales and marketing initiatives primarily consist of hiring experienced sales professionals to strengthen our relationships with existing and potential third-party distributors, implementing marketing campaigns and attending industry-sponsored events. We utilize our owned call centers and independent third-party distributors and independent brokers to market our products directly to potential members. Our sales and marketing activities also include internal referral generation and acquisition, customer referrals and online marketing. We focus on building brand awareness among our distributors and members, increasing the number of distributors and converting sales leads into buyers.

Seasonality

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been largely impacted by Healthcare Reform. Beginning in 2013, under Healthcare Reform, open enrollment periods were created During these periods, the most recent of which began in the fourth quarter of 2015 and continued into the first quarter of 2016, individuals can enroll in individual insurance programs. During the times that these open enrollment periods are closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans under PPACA outside open enrollment. During the three open enrollment periods to date, we experienced significant fluctuations in sales. We believe that as the market matures, sales will become more predictable and less subject to swings. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced to date may change as the implementation of Healthcare Reform continues and our markets continue to change.  For instance, we believe that HealthPocket will be a largely seasonal business as a higher level of traffic to HealthPocket.com will come during the Medicare and PPACA open-enrollment periods.

Competition

The market for selling insurance products is highly competitive and the sale of health insurance over the internet is rapidly evolving. We compete with individuals and entities that offer and sell health insurance products utilizing traditional distribution channels, as well as the internet. Our current and potential competitors include:

Traditional local insurance agents. There are thousands of local insurance agents across the United States who sell health insurance products in their communities. We believe that the vast majority of these local agents offer health insurance without significantly utilizing the internet or technology other than simple desktop applications such as word processing and spreadsheet programs. Some traditional insurance agents, however, utilize general agents that offer online quoting services and other tools to obtain quotes from multiple carriers and prepare electronic benefit proposals to share with their potential customers. These general agents typically offer their services only for the small and mid-sized group markets (not the individual and family markets) and operate in only a limited geographic region. Additionally, some local agents use the internet to acquire new consumer referrals from companies that have expertise in internet marketing. These “lead aggregator” companies utilize keyword search, primarily paid keyword search listings on Google, Bing and Yahoo! and other forms of internet advertising, to drive internet traffic to the lead aggregator’s website. The lead aggregator then collects and sells consumer information to agents and, to a lesser extent, to carriers, both of whom endeavor to close the referrals through traditional offline sales methods.

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

Exchanges. Government-administered Exchanges have been established under Healthcare Reform where individuals can select and purchase health insurance plans. These Exchanges have not been in existence for sufficient duration to forecast reliably their usage by consumers. However, the U.S. Department of Health and Human Services has reported that 12.6 million individuals had signed up for health insurance policies through the Exchanges for the annual enrollment period ended January 2016. In addition, press accounts indicate that private companies have established their own websites modeled after the Exchanges required by Healthcare Reform to facilitate the purchase of off-Exchange plans by consumers. However, these Exchanges are typically limited and PPACA compliant IMM plans which are only available for sale during Health Care Reform authorized open enrollment periods.

National insurance brokers. Although insurance brokers have traditionally not focused on the affordable IFP market, they may enter our markets and could compete with us. These large agencies have existing relationships with many of our carrier companies, are licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies have partnered with us in order to offer our services to their customer and member bases.

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

•	affordable, value added healthcare products;
•	strength of carrier relationships and depth of technology integration with carriers;
•	proprietary, web-based technology platform;
•	data-driven product design;
•	highly automated compliance program;
•	strength of distribution relationships; and
•	proven capabilities measured in years of delivering sales and creating and using reliable technology.

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

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Many of the PPACA regulations became effective on or before January 1, 2014. Through these regulations, the federal government and its implementing agencies may regulate or otherwise impose restrictions upon all types of health insurance including the IFP products that we sell. Although the Supreme Court of the United States upheld Healthcare Reform’s mandate requiring individuals to purchase health insurance in 2012, some uncertainty about whether parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended is expected to continue with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under “Item 1. Business—Health Insurance Industry and Market Opportunity,” Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

HIPAA, Privacy Laws and Data Security Regulations

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

As part of the payment-related aspects of our business, we may also undertake security-related obligations arising out of the USA Patriot Act, Gramm-Leach-Bliley Act and the Payment Card Industry guidelines applicable to card systems. These requirements generally require safeguards for the protection of personal and other payment related information.

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

In certain states, some of our products may only be available as a group association plan. In these states members must enroll in group programs or associations in order to access certain of our insurance products, benefits and services. We have entered into relationships with such associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association (“Med-Sense”), a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, Med-Sense exclusively endorses the insurance products that we offer and we receive compensation for our services. Our agreement with Med-Sense is automatically renewable for one-year terms, unless terminated on 120 days written notice by either party. The agreement is also terminable on 15 days’ written notice by either party under certain circumstances, such as in the case of a breach.

Employees

As of December 31, 2015, we had 192 employees, of which 191 were full-time employees. As of December 31, 2014, we had 285 employees, of which 282 were full-time employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees are represented by a labor union.

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

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. As a result of this trend, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. In addition, one or more of our insurance carriers could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, and failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition. For example, for the year ended December 31, 2015, two carriers accounted for 44% and 26% of our premium equivalents.

Our business could be harmed if we lose our relationships with independent distributors, fail to maintain good relationships with independent distributors, become dependent upon a limited number of third-party distributors or fail to develop new relationships with third-party distributors.

We depend upon licensed third-party distributors, in addition to our internal distribution network, to sell our products. We typically enter into contractual agency relationships with independent distributors that are non-exclusive and terminable on short notice by either party for any reason. In many cases, these distributors also have the ability to amend the terms of our agreements unilaterally on short notice. Third-party distributors may be unwilling to sell our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. For example, these independent distributors may decide to sell plans and products that bring them a higher commission than our plans and products or may decide not to sell IFP plans at all. Because we rely on a diverse distributor network to sell the products we offer, any loss of relationships with independent distributors or failure to maintain good relationships with independent distributors could harm our business, results of operations and financial condition. Further, we believe that we must grow our third-party distributor network in order to achieve our growth plans. If we are unable to grow our independent distributor network and develop new relationships with third-party distributors, our revenue could be adversely impacted.

We depend on relationships with third-parties for certain services that are important to our business. An interruption or cessation of such services by any third-party could have a material adverse effect on our business.

We depend on a number of third-party relationships to enhance our business. For instance, state regulations may require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with certain associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association (“Med-Sense”), a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, and Med-Sense exclusively endorses the insurance products that we offer. Members of the association are given access to a wide variety of our products that are otherwise unavailable to non-members. We also have affiliations with other associations offering similar benefits as alternatives to Med-Sense. While we believe we could replace Med-Sense with other group programs or associations, there can be no assurance that any of our other association affiliations could replace Med-Sense or if we could find another association to replace Med-Sense on a timely basis or at all. If we were to lose our relationship with Med-Sense and were unable to find another group program or association on a timely basis or at all, this would have a material adverse effect on our business.

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

Our business could be harmed if we are unable to secure sufficient financing.

Many distributors utilize our services because we offer attractive compensation, including advances on commissions to provide working capital and defray up-front lead acquisition costs. Advancing commissions requires significant cash outlay by us and as business grows we expect to fund these advances through third-party financing. If we are unable to secure such financing on favorable terms as needed or at all, our ability to advance commissions will be constrained and our business, results of operations and financial position could be adversely affected.

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

The market for selling individual health insurance and supplemental products is highly competitive and, except for regulatory considerations, there are limited barriers to entry. Currently, we believe the cost-effective, high-quality IFP solutions that we distribute to the individual health insurance market are, in most cases, differentiated from our competitors. Because the barriers to entry in our markets are not substantial and competitors have the flexibility to select new health insurance carriers, we believe that the addition of new competitors, or the adoption of our business model by existing competitors, could occur relatively quickly.

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

Although we offer health insurance plans and products for many insurance carriers, they also compete with us by offering their plans and products directly to individuals or may elect to compete with us by offering their plans and products directly to individuals in the future. We may not be able to compete successfully against our current or future competitors. Some of our current and potential competitors have longer operating histories in the health insurance industry, access to larger customer bases, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

•	undertake more extensive marketing campaigns for their brands and services;
•	devote more resources to website and systems development;
•	negotiate more favorable commission rates; and
•	attract potential employees, marketing partners and third-party service providers.

Further, there are many alternatives to the individual health insurance products that we currently provide. We can make no assurances that we will be able to compete effectively with the various individual health insurance products that are currently available or may become available in the future. Competitive and regulatory pressures may result in our experiencing increased marketing and other costs and loss of market share, or may otherwise harm our business, results of operations and financial condition.

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

Certain key members of Congress continue to express a desire to withhold the funding necessary for Healthcare Reform or the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. Conversely, the implementation and enforcement of Healthcare Reform and regulations promulgated thereunder could have negative effects on us, including:

•	increasing our competition;
•	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell;
•	decreasing the number of types of health insurance plans and products available for us to sell, as well as the number of insurance carriers offering such plans and products;
•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell;
•	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways;
•	causing IFP policyholders to pay the government a penalty or tax;
•	making the cost of IMM more affordable through tax credits and subsidies;
•	regulating out stand-alone hospital indemnity plans;
•	causing STM policies to be subject to MLR threshold requirements; or
•	causing STM policies to be subject to “must carry” pre-existing condition requirements.

Any of these effects could materially harm our business, results of operations and financial condition. For example, the manner in which the federal government and the states implement and enforce Healthcare Reform could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans and products we are able to sell and the geographies in which we are able to sell them. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans and products in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans and products for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans and products or determine not to sell individual health insurance plans and products altogether, our business, results of operations and financial condition could be materially harmed.

Persons who do not enroll in health care insurance plans with minimum essential coverage will be required to pay a penalty to the Internal Revenue Service commencing in 2016, unless a hardship exception applies. The health insurance products that we sell are not deemed qualified insurance policies and will not exempt our customers from these penalties. If the cost of the insurance policies that we sell, together with any penalties that our potential customers could be required to pay, are not less than the cost of qualifying health insurance policies, or our policies are otherwise perceived as inferior to qualifying insurance policies by potential customers, our business, revenues and results of operations could be materially harmed.

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

Advance commission arrangements between us and some of our third-party distributors expose us to the credit risks of such distributors, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advance commission payments to some of our independent distributors in order to assist them with the cost of lead acquisition and provide working capital. As of December 31, 2015, we had a balance outstanding for advanced commissions of approximately $24.5 million under such arrangements of which $20.5 million is with five distributors. Part of our strategy is to expand the practice of paying advanced commissions, so we expect such balance to increase significantly in the future and we expect to incur additional debt to fund these advances. In most cases where we make advance commission payments, we receive security interests in collateral, as well as personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would usually be considered secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality could cause fluctuations in our financial results.

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Under Healthcare Reform, the PPACA open enrollment period begins in the fourth quarter of 2015 and continues into the first quarter of 2016, at which time individuals can enroll in ACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced may change as the implementation and enforcement of Healthcare Reform continues and our markets continue to change.

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

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses, and social security, bank account and credit card numbers, as well as information regarding the medical history of members in connection with their applications for insurance. In certain cases such information is provided to third-parties, for example to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members’ confidential information) could damage our reputation and our relationship with our members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate and maintain our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our platform traffic increases. Any system failure that causes an interruption in, or decreases the responsiveness of, our services could impair our revenue-generating capabilities, harm our image and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods or other weather events, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events.

We depend upon third parties, including telephone service providers, third-party software providers and business process outsourcing providers, to operate our customer service call center. Any failure of the systems upon which we rely in the operation of our customer service call center could negatively impact sales as well as our relationship with members, which could harm our business, results of operations and financial condition.

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

We may not be able to successfully recognize anticipated acquisition synergies or retain key acquisition employees

The long-term success of the HP acquisition, which we completed in July 2014, depends on our continued ability to leverage the assets, resources and personnel of HP to design and develop our direct to consumer platform, AgileHealthInsurance®, to expand our business and increase our profitability. In order to successfully achieve this, we will need to integrate, motivate, and retain current and new HP employees. Many of these employees are based in Silicon Valley, the location of HP’s offices, and recruiting and retaining top employees in Silicon Valley is very challenging because it is a competitive employment market.  This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources. If we do not effectively manage this process, our ability to develop new products and grow the consolidated business in the manner anticipated by the acquisition will suffer.

AgileHealthInsurance® depends upon internet search engines to attract a significant portion of the consumers who visit our direct to consumer website

We derive a significant portion of our AgileHealthInsusrance® website traffic from consumers who search for health insurance through internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our website.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s internet search. From time to time, search engines update these algorithms. In some instances, these modifications have caused our AgileHealthInsurance® website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our  website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, during PPACA open enrollment, health insurance exchange websites may appear more prominently in algorithmic search results. In addition, our AgileHealthInsurance® website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website could decline and we may not be able to replace this traffic, which in turn could harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of acquisition and harm our business, results of operations and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of the Agile name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid and better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements, either of which could harm our business, results of operations and financial condition.

The success of our direct to consumer channel depends on our ability to maintain effective relationships with our existing marketing partners and establish successful relationships with new marketing partners

We enter into contractual marketing relationships with other online and offline businesses that promote AgileHealthInsurance® to our customers and users. These marketing partners include online advertisers and content providers, and we typically compensate our marketing partners for their referrals on a performance basis. If we are unable to maintain successful relationships with our existing internet marketing partners or fail to establish successful relationships with new marketing partners, our business, results of operations and financial condition will be harmed. Additionally, if competition increases with respect to marketing partner relationships, this would increase the cost of compensation agreements with marketing partners and increase the marketing expenses associated with these partners.

The success of our direct to consumer channel depends on the continuation of private health insurance plans available for consumer purchase

Our ability to attract consumer traffic to and generate member interest for AgileHealthInsurance® is predicated on a health insurance market where consumers have the need for private health insurance and have a plurality of options from which to choose. Should the government regulations reduce or eliminate the availability of health insurance plans provided by private commercial entities then our ability to produce online direct to consumer sales could be jeopardized.

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

We are a holding company and have no material assets other than our ownership of Series A Membership Interests of HPIH. We have no independent means of generating revenue. HPIH is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of Membership Interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of HPIH and also incur expenses related to our operations. We intend to cause HPIH to distribute cash to its members, including us, in an amount at least equal to the amount necessary to cover their respective tax liabilities, if any, with respect to their allocable share of the net income of HPIH and to cover dividends, if any, declared by us, as well as any payments due under the tax receivable agreement, as described below. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and HPIH is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the income tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.

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

We have entered into a tax receivable agreement with entities that hold Series B Membership Interests that are beneficially owned by Michael W. Kosloske, our founder and Chairman of the Board, and potential future members of HPIH, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from exchanges of Series B Membership Interests as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income.

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

We completed our IPO in February 2013. From that time through December 31, 2015, shares of our Class A common stock have traded between a low of $4.00 per share to a high of $15.86 per share. Several entities have reported owning, as of December 31, 2015, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

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

The market price of our Class A common stock could decline due to future sales, or expected sales, of converted shares of Class A common stock upon the exchange of Series B Membership Interests or upon exercise of stock appreciation rights.

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of March 4, 2016, 6,841,667 Series B Membership Interests were outstanding. As of that date, there was an effective registration statement covering the resale of Class A common stock delivered in exchange for the Series B Membership Interests, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Also as of March 4, 2016, there were approximately 341,000 outstanding stock appreciation rights exercisable for shares of our Class A common stock which are held by our directors and executive officers.

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

As of December 31, 2015, we leased facilities in five different cities throughout the U.S. All properties are leased with various expiration dates. Our locations are summarized as follows:

Location	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	15,700	Leased	December 2019
Sunrise, FL (1)	15,500	Leased	January 2016
Mountain View, CA	1,100	Leased	October 2018
Waxahachie, TX	2,000	Leased	November 2016
Haltom City, TX (1)	3,300	Leased	April 2018
(1)

The company does not intend to renew the Sunrise, FL lease after expiration. Subsequent to December 31, 2015, Haltom City, TX was renegotiated to a month-to-month contract. Both leases are associated with the restructuring described in Note 8 of the accompanying audited financial statements.

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

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On March 4, 2016, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $6.22 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
2015:
First Quarter	$9.38	$6.68
Second Quarter	8.24	4.58
Third Quarter	5.30	4.00
Fourth Quarter	6.94	4.16

2014:
First Quarter	$13.25	$9.71
Second Quarter	12.40	9.20
Third Quarter	14.24	10.47
Fourth Quarter	11.48	5.30

There is no public trading market for our Class B common stock.

HOLDERS

As of March 4, 2016, 7,910,086 shares of our Class A common stock and 6,841,667 shares of our Class B common stock were issued and outstanding. As of March 4, 2016, there were 16 Class A common stockholders of record and two Class B stockholders of record.

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

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the year ended December 31, 2015.

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

As of December 31, 2014, we had used $3.2 million of the net proceeds to pay all of our outstanding debt under our loans from a third-party bank. We had also used $1.3 million of the proceeds from the sale of shares through the over-allotment option to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock, from Health Plan Intermediaries, LLC, which is controlled by Mr. Kosloske, currently our Executive Chairman and Founder, which Series B Membership Interests were immediately recapitalized into Series A Membership Interests. We had also used $5.5 million of the net proceeds to complete the transaction with TSG Agency, LLC (“TSG”), a managing general agent of the Company, and $33.7 million of the net proceeds to acquire Secured, HP and ASIA. We used $492,000 to fund start-up costs associated with SIL. We also utilized a portion of the net proceeds from the offering to pay contingent compensation to Secured’s former principals of $3.3 million. During the year ended December 31, 2015, the remaining proceeds of $13.4 million were used to fund advanced commissions.

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

During the year ended December 31, 2015, we repurchased 73,852 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $7.06.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2015 - October 31, 2015	1,289	4.50	–	682,830
November 1, 2015 - November 30, 2015	2	4.54	–	682,830
December 1, 2015 - December 31, 2015	–	-	–	682,830
Total	1,291		-

(1)	Includes shares that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the two years in the period ended December 31, 2015, and its financial condition as of December 31, 2015. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this report. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this report.

Overview

We are a developer, distributor, and virtual administrator of affordable cloud-based individual health and family insurance plans and supplemental products. In May 2015, we launched www.AgileHealthInsurance.com (“AHI”), an online direct-to-consumer website, primarily using internal resources at HP.

Our Products

We are an industry leader in the sale of individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.

STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options. Hospital indemnity plans are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65,  We also offer a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans and life insurance policies that are frequently purchased as supplements to IFP.

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

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our owned and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

Our sales of IFP and supplemental products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured.  These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods created under the Patient Protection and Affordable Care Act (“PPACA”).

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. In addition, the data aggregated by HealthPocket (“HP”) is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

As the managing general underwriter of our individual health insurance plans and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors, our enrollment fees, and third-party commissions and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of December 31, 2015, we had 195,132 total plans in force, compared with 106,243 on December 31, 2014. For the year ended December 31, 2015, our premium equivalents and revenues were $175.8 million and $104.7 million, respectively, representing increases of 12.6% and 18.0% when compared to the year ended December 31, 2014. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

In 2015, we launched a direct-to-consumer insurance web site that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce web sites known for their ease-of-use.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as our total collections, including the combination of premiums, fees for discount benefit plans, enrollment fees, and third-party commissions and referral fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under generally accepted accounting principles in the United States of America (“GAAP”) and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

The following table presents a reconciliation of premium equivalents to revenues for the years ended December 31, 2015 and 2014 ($ in thousands):

	Year Ended December 31,
	2015	2014
Premium equivalents	$175,768	$156,039
Less risk premium	67,445	63,900
Less amounts earned by third-party obligors	3,619	3,381
Revenues	$104,704	$88,758

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

The following table presents the number of policies in force by product type as of December 31, 2015 and 2014:

	December 31,
	2015	2014	Change (%)
IFP	84,513	50,809	66.3%
Supplemental products	110,619	55,434	99.6%
Total	195,132	106,243	83.7%

Adjusted gross margin. We define adjusted gross margin as revenue less third-party commissions and credit card and ACH fees.  Adjusted gross margin does not represent, and should not be considered as, an alternative to revenues, as determined in accordance with GAAP. Adjusted gross margin is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operational plans. In particular, adjusted gross margin can provide a useful measure for period-to-period comparisons of our business. Adjusted gross margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin ($ in thousands):

	Year Ended December 31,
	2015	2014
Premium equivalents	$175,768	$156,039
Less risk premium	67,445	63,900
Less amounts earned by third-party obligors	3,619	3,381
Revenues	104,704	88,758
Less third-party commissions	53,700	42,760
Less credit card and ACH fees	2,287	1,863
Adjusted gross margin	$48,717	$44,135

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including acquisition costs, restructuring costs, contract termination costs, and other non-cash items such as non-cash stock-based compensation. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the years ended December 31, 2015 and 2014 ($ in thousands):

	Year Ended December 31,
	2015	2014
Net income	$1,465	$423
Interest income	(22)	(13)
Depreciation and amortization	2,954	2,367
Provision for income taxes	(1,922)	90
EBITDA	2,475	2,867
Non-cash stock based compensation	1,364	2,454
Fair value adjustment to contingent consideration	(1,265)	1,103
Transaction costs	24	776
Tax receivable agreement liability adjustment	361	–
Other non-recurring charges	3,623	863
Adjusted EBITDA	$6,582	$8,063

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

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the years ended December 31, 2015 and 2014 ($ in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Adjusted EBITDA	$6,582	$8,063
Less depreciation	329	160
Adjusted pre-tax income	6,253	7,903
Less income tax expense	2,376	3,003
Adjusted net income	$3,877	$4,900
Total diluted share count	14,443	12,899
Adjusted net income per share (1)	$0.27	$0.38

(1) Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of diluted Class A and total Class B shares for each period.

Results of Operations

Comparison of 2015 and 2014

Comparability between the years ended December 31, 2015 and 2014 is affected by acquisitions during those years. HP and ASIA were acquired in July and August 2014, respectively.

For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: 1) Insurance Plan Development and Distribution (“IPD”) and 2) HP. During the three months ended June 30, 2015, the structure of our internal organization changed such that HP became a component of the operations comprising the IPD segment. As such, as of December 31, 2015, we had one reportable operating segment.

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, enrollment fees paid by members, referral fees, fees for discount benefit plans, and administration fees paid by members as a direct result of our enrollment services, brokerage services or referral sales. Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

HP’s revenue is principally derived from referral fees and marketing fees, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenues for 2015 were $104.7 million, an increase of $15.9 million, or 18.0%, compared to 2014. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. Premium equivalents increased $19.7 million whereas risk premiums and third-party expenses which are subtracted from premium equivalents to arrive at revenue, increased by $3.8 million.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we expect third-party commissions as a percentage of revenue to remain generally consistent with prior periods.

Third-party commissions for the year ended December 31, 2015 were $53.7 million, an increase of $10.9 million, or 25.6%, compared to 2014. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 51.3% and 30.6% of revenues and premium equivalents, respectively, for the year ended December 31, 2015 as compared to 48.2% and 27.4% of revenues and premium equivalents for 2014. These increases were due to a larger percentage of sales made through our non-owed call centers. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advance commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the year ended December 31, 2015 were $2.3 million, an increase of $424,000, or 22.8%, compared to 2014. The increase in credit card and ACH fees was primarily due to the increase in the number of policies in force.

Credit card and ACH fees represented 2.2% and 1.3% of revenues and premium equivalents, respectively, for the year ended December 31, 2015 as compared to 2.1% and 1.2% of revenues and premium equivalents for 2014. These fluctuations are in line with our expectations and consistent over prior year.

Selling, General and Administrative Expenses

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category.

S, G & A expense for the ended December 31, 2015 was $47.3 million. This represents an increase of $7.4 million, or 18.6% for the year ended December 31, 2015 compared to 2014.

S, G & A expense represented 45.2% and 26.9% of revenues and premium equivalents, respectively, for the year ended December 31, 2015 as compared to 44.9% and 25.6% of revenues and premium equivalents for 2014.

The increase in S, G & A expenses for the year ended December 31, 2015 was attributable to our management restructuring that occurred in the third and fourth quarters of 2015 including our executive officers, restructuring of ICE, Secured and ASIA in the fourth quarter of 2015, AgileHealthInsurance.com marketing expense and the acquisitions of HP and ASIA in the third quarter of 2014.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expenses for 2015 were $3.0 million, an increase of $587,000, compared to 2014. The increase in depreciation and amortization was primarily driven by amortization of acquired intangible assets.

Restructuring Expense

During the last quarter of the year ended December 31, 2015, the company committed to and communicated a plan to restructure its operations at ICE and Secured. The company determined certain processes and cost centers of ICE and Secured to be duplicative and recognized that efficiencies could be gained by leveraging these operations with other owned call centers. The reorganization is expected to improve profitability and scalability. As of December 31, 2015, the restructuring plan was communicated to employees and substantially complete.

In connection with the restructuring, the total amount expected to be incurred can be aggregated into six categories: severance, asset write off, lease cancellation, legal fees, travel, and miscellaneous expense.  Estimated total costs expected to be incurred by category are as follows ($ in thousands):

Severance	$1,401
Asset write off	1,013
Lease cancellation	138
Legal fees	21
Travel	15
Misc.	7
Total	$2,595

The amount of expense incurred as of December 31, 2015 for the restructuring activities that occurred in the fourth quarter of 2015 is $2.6 million and is included in the consolidated statement of operations in selling, general and administrative expense. The company has recorded a liability at December 31, 2015 of $1.3 million which is included in the consolidated balance sheet as accounts payable and accrued expenses.

In connection with the restructuring, intangible assets were reviewed for impairment and as a result of our assessment, we have recorded a loss on intangibles related to distributors of $878,000. This amount is included in the asset write off category above and the associated loss is included with restructuring expenses in consolidated statement of operations as selling, general and administrative expense. See Notes 5 and 8 of the accompanying audited financial statements for further information about our intangible assets and restructuring activities.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet.

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

Under GAAP, contingent consideration arrangements should be recorded at fair value for each period presented. The adjustments to the balances are recorded in the statement of operations. For the years ended December 31, 2015 and 2014, we recorded $1.3 million of income and $1.1 million of expense related to changes in the fair value of the contingent consideration agreements. The fair value adjustments relate primarily to an increase in the probability of payment for the Secured contingent consideration and the discounting of the liabilities.

Other Expense (Income)

Other expense was $183,000 and $270,000 for the years ended December 31, 2015 and 2014, respectively. Other expense for 2015 included $361,000 of TRA expense related to the Tax Receivable Agreement with the holders of HPIH Series B Membership

Interests which was offset by a gain of $189,000 on the deconsolidation of SIL. The December 31, 2014 amount included a charge of $500,000 for a cash deposit for a potential acquisition that we did not consummate, partially offset by $220,000 related to the fee for advancing of commissions and a gain on the sale of an investment for $20,000. See Note 15 of the accompanying audited financial statements for further information on the TRA agreement.

Provision for income taxes

For 2015, we recorded a benefit for income taxes of $1.9 million, reflecting an effective tax rate of 420.4%. For 2014, we incurred a provision for income taxes of $90,000, reflecting an effective tax rate of 17.5%. During 2015 and 2014, the effective tax rates were significantly impacted by a change in the valuation allowance provided against our deferred tax assets that was made as a result of obligations under the tax receivable agreement that will permit certain tax benefits to be realized. See Note 11 of the accompanying audited financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2015, we had a 53.1% economic interest in HPIH, and HPI had a 46.9% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report.

Net income attributable to HII for 2015 included HII’s share of its consolidated entities’ net loss and a provision for income taxes of $1.9 million. Net loss attributable to HII for 2014 included HII’s share of its consolidated entities’ net loss and a provision for income taxes of $90,000.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and an exchange agreement (the “Exchange Agreement”) between the Company and holders of Series B Membership Interests in HPIH, under which holders of Series B Membership Interests may exchange Series B Membership Interests, together with an equal number of shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock. No shares were sold by the Company in this offering. The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3. No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3.  See Note 9 of the accompanying consolidated financial statements for more information on this transaction and the Exchange Agreement.

Liquidity and Capital Resources

General

As of December 31, 2015, we had $7.7 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into the RLOC for $15.0 million with a bank. As of December 31, 2015, we have drawn $7.5 million against the line of credit primarily in support of expanding the advance commission program. The purpose of the RLOC is to provide working capital to support our general corporate expenses and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2015 of $11.3 million was primarily the result of a $19.8 million increase in advanced commission loans to our distributors. The other adjustments to reconcile net income to net cash provided by operating activities were $3.0 million of depreciation and amortization of property and equipment and intangible assets, $1.3 million of income related to fair value adjustment to the contingent consideration, and $1.4 million of stock-based compensation. The primary drivers of the net change in operating assets and liabilities were an increase in accounts payable, accrued expenses and other liabilities by $6.3 million, a decrease in accounts receivable, prepaid expenses and other current assets of $930,000 and an increase in cash held on behalf of others of $2.0 million.

The cash provided by operating activities during 2014 was $3.7 million. The primary causes of the adjustments to reconcile net income to net cash provided by operating activities were $2.4 million of depreciation and amortization of property and equipment and intangible assets, $1.1 million of fair value adjustment to the contingent consideration, and $2.5 million of stock-based compensation. The primary causes of the net change in operating assets and liabilities were an increase in accounts payable, accrued expenses and other liabilities by $3.9 million offset by an increase in advance commission loans to our distributors of $3.4 million and an increase in cash held on behalf of others of $1.3 million.

Cash Flows from Investing Activities

Our primary uses of cash in investing activities for the year ended December 31, 2015 of $245,000 included cash used to fund the development of internally developed software of $1.8 million and $156,000 to purchase property and equipment, offset by the proceeds from the repayment of a loan of $1.2 million and the proceeds of matured held-to-maturity securities of $461,000.

Our primary uses of cash in investing activities for 2014 included cash used to acquire businesses of $22.3 million, acquisitions of available-for-sale securities of $18.0 million, purchase of property and equipment of $291,000, partially offset by proceeds from the sale of available-for-sale securities of $33.0 million and maturities of held-to-maturity securities of $6.9 million.

Cash Flows from Financing Activities

During the year ended December 31, 2015, cash provided by financing activities of $3.2 million was primarily attributable to proceeds received from borrowings under the RLOC of $7.5 million offset by payments of $2.6 million under contingent consideration obligations, distributions to members of $872,000 and purchases of treasury stock under our stock repurchase program of $520,000.

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

Revolving Line of Credit

The purpose of the RLOC is to provide working capital to support our general corporate expenses, expand the advance commission program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of December 31, 2015, we have drawn $7.5 million against the RLOC primarily to support the expansion of the advance commission program.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in consolidated balance sheet at December 31, 2015. The financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt. The unamortized balance as of December 31, 2015 was $15,000.

Off-Balance Sheet Arrangements

Through December 31, 2015, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 15 of the accompanying consolidated financial statements.

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

Revenue Recognition

Our revenues consist primarily of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of December 31, 2015 and December 31, 2014 was $352,000 and $159,000, respectively.

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

HP’s revenue is principally derived from referral and marketing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenue is considered earned when the performance measures have been completed. Deposits (whether refundable or non-refundable), early payments and progress payments are not recognized as revenue until the revenue producing event has occurred.

Marketing fee revenue. HP offers marketing services over a specified term. This fee is related to telephone and website traffic received by HealthPocket.com for the customer and is recognized ratably over the life of the specified term of the marketing services. There are two ways marketing fee revenue is determined: lead fee revenue and conversion fee revenue. HP offers lead marketing services in the form of providing leads to customers. Revenue for leads provided is recognized based on the contractually agreed price per lead multiplied by the number of leads provided by HP during the period. HP offers conversion marketing services in the form of providing leads to customers with revenue recognized on a cost per acquisition basis. Revenue is calculated based on the number of qualifying conversions generated by HP leads. The customer collects conversion data and provides a contractually agreed periodical report to HP. Revenue is recognized based on the agreed price per lead conversion multiplied by the number of leads converted during the period.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required.  As of December 31, 2015 we have one reporting unit and the most recent impairment assessment as of October 1, 2015 did not indicate impairment. See Note 14 of the accompanying consolidated financial statements for further information on our change in reporting units.

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

While performing the reporting unit’s impairment assessment we use a combination of valuation approaches including the market approach and the income approach.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the discount rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our reporting unit by approximately $7.0 million, but would not indicate impairment.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. The estimated fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2015, we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required.

See Note 2 and Note 5 of the accompanying consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2015 and 2014, respectively.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. Related to our restructuring, the company recognized an impairment of certain intangible assets in the amount of $878,000 for the year ended December 31, 2015. No impairments on intangible assets were recorded during the year ended December 31, 2014. See Notes 5 and 8 of the accompanying consolidated financial statements for further discussion on the impairment and restructuring activities.

Accounting for Income Taxes

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. See Note 11 in the accompanying consolidated financial statements for further discussion of income taxes.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. We offer awards which vest based on either service conditions or market conditions. For grants of SARs and stock options, we apply either the Black-Scholes option-pricing model or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

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

In November 2015, the FASB issued an amendment to its accounting guidance related to the classification of deferred tax assets and liabilities. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and companies may elect retrospective or prospective application. This ASU was introduced as part of the FASB’s simplification initiative and we have elected to early adopt this guidance as of December 31, 2015 as we find the grouping of all deferred taxes as non-current to be favorable. We have applied a prospective approach to the change in accounting principle and accordingly, the prior period balance sheet has not been adjusted.

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2015, the FASB issued an amendment to its accounting guidance related to financial statement consolidation. This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, it modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In April 2014, the FASB issued guidance related to discontinued operations reporting. The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2015 and interim periods within those years and allows for early adoption. We adopted this guidance as of January 1, 2015, and as a result determined that our disposition of our interest in SIL, which is described in Note 3, was not a strategic shift in, nor did it have a major effect on our operations or financial results. As such, we did not treat SIL as a discontinued operation in our consolidated financial statements

Carrier Concentration

For the year ended December 31, 2015, two carriers accounted for 44% and 26% of our premium equivalents and for the year ended December 31, 2014, two carriers accounted for 43% and 36% of our premium equivalents

Legal and Other Contingencies

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

Based on this evaluation as of December 31, 2015, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of our internal control over financial reporting, management used Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The Company’s management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as emerging growth companies are not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Election of Directors - Nominees for Election for a One-Year Term Expiring at the 2017 Annual Meeting,” “Corporate Governance,” “Current Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics, which is applicable to all of our directors, employees and officers, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics can be found at our website at www.hiiquote.com. Any amendments to or waivers from the Code of Business Conduct and Ethics will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance – Board Meetings and Committees – Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Related Party Transactions” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to Independent Registered Certified Public Accounting Firm in 2015 and 2014” in the 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Health Insurance Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Insurance Innovations, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 7, 2016

HEALTH INSURANCE INNOVATIONS, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,695	$15,985
Cash held on behalf of others	7,906	5,913
Short-term investments	–	461
Accounts receivable, net, prepaid expenses and other current assets	1,778	2,332
Advanced commissions	24,531	5,973
Income taxes receivable	591	12
Total current assets	42,501	30,676
Property and equipment, net	2,004	526
Goodwill	41,076	41,076
Intangible assets, net	10,061	13,565
Other assets	142	329
Total assets	$95,784	$86,172
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,847	$11,397
Deferred revenue	384	64
Current portion of contingent consideration	532	2,647
Deferred tax liability	–	13
Due to member	342	229
Other current liabilities	203	189
Total current liabilities	19,308	14,539
Revolving line of credit	7,500	–
Contingent acquisition consideration	–	1,753
Deferred tax liability	358	2,287
Due to member	406	387
Other liabilities	158	494
Total liabilities	27,730	19,460
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,086 and 7,900,085 shares issued, respectively; and, 7,759,092 and 7,852,941 outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 and 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	–	–
Additional paid-in capital	44,591	42,647
Treasury stock, at cost (150,993 and 47,144 shares, respectively)	(1,542)	(347)
Accumulated deficit	(3,093)	(3,694)
Total Health Insurance Innovations, Inc. stockholders' equity	39,971	38,621
Noncontrolling interests	28,083	28,091
Total stockholders' equity	68,054	66,712
Total liabilities and stockholders' equity	$95,784	$86,172

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Revenues (premium equivalents of $175,768, and $156,039 for the years ended December 31, 2015 and 2014, respectively)	$104,704	$88,758
Operating expenses:
Third-party commissions	53,700	42,760
Credit card and ACH fees	2,287	1,863
Selling, general and administrative	47,324	39,895
Depreciation and amortization	2,954	2,367
Total operating expenses	106,265	86,885
(Loss) income from operations	(1,561)	1,873
Other expense (income):
Interest income	(22)	(13)
Fair value adjustment of contingent consideration	(1,265)	1,103
Other expense	183	270
Net (loss) income loss before income taxes	(457)	513
(Benefit) provision for income taxes	(1,922)	90
Net income	1,465	423
Net income attributable to noncontrolling interests	864	762
Net income (loss) attributable to Health Insurance Innovations, Inc.	$601	$(339)
Per share data:
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.08	$(0.06)
Diluted	$0.08	$(0.06)
Weighted average Class A shares outstanding
Basic	7,524,566	6,057,516
Diluted	7,601,789	6,057,516

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2014	5,179,713	$5	8,566,667	$9	$28,787	129,881	$(1,563)	$(3,355)	$33,894	$57,777
Net income	–	–	–	–	–	–	–	(339)	762	423
Class A common stock issued as acquisition consideration	815,991	1	–	–	6,733	–	–	–	–	6,734
Issuance of Class A common stock in private offering	1,725,000	2	–	–	20,957	–	–	–	–	20,959
Purchase of Series B Membership interests and exchange and cancellation of Class B common stock	–	–	(1,725,000)	(2)	(14,622)	–	–	–	(6,301)	(20,925)
Repurchases of Class A common stock	(43,318)	–	–	–	–	43,318	(304)	–	–	(304)
Issuance of Class A common stock under equity compensation plans	49,500	–	–	–	–	–	–	–	–	–
Class A common stock withheld in treasury from restricted share vesting	(12,403)		–	–	–	12,403	(273)	–	–	(273)
Forfeitures of restricted shares held in treasury	(11,542)	–	–	–	131	11,542	–	–	–	131
Issuances of restricted shares from treasury	150,000	–	–	–	(1,793)	(150,000)	1,793	–	–	–
Stock compensation expense	–	–	–	–	2,454	–	–	–	–	2,454
Distributions	–	–	–	–	–	–	–	–	(264)	(264)
Balance as of December 31, 2014	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income								601	864	1,465
Repurchases of Class A common stock	(73,852)	–	–	–	–	73,852	(520)	–	–	(520)
Issuances of Class A common stock under equity compensation plans	10,000	–	–	–	–	–	–	–	–	–
Class A common stock withheld in treasury from restricted share vesting	(17,081)	–	–	–	–	17,081	(95)	–	–	(95)
Forfeitures of restricted stock held in treasury	(164,132)	–	–	–	2,125	164,132	(2,125)	–	–	–
Issuances of restricted shares from treasury	151,216	–	–		(1,545)	(151,216)	1,545	–	–	–
Stock compensation expense	–	–	–	–	1,364	–	–	–	–	1,364
Distributions	–	–	–	–	–	–	–	–	(872)	(872)
Balance as of December 31, 2015	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2015	2014
Operating activities:
Net income	$1,465	$423
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,364	2,454
Depreciation and amortization	2,954	2,367
Fair value adjustments to contingent acquisition consideration	(1,265)	1,103
Gain on sale of available-for-sale securities	–	(20)
Gain on deconsolidation of variable interest entity	(189)	–
Impairment of assets	1,013	–
Benefit for deferred income taxes	(1,942)	(440)
Changes in operating assets and liabilities:
Increase in cash held on behalf of others	(1,993)	(1,322)
Increase in advanced commissions	(19,792)	(3,377)
Decrease (increase) in income taxes receivable	(579)	383
(Increase) decrease in accounts receivable, prepaid expenses and other assets	930	(830)
Increase in accounts payable, accrued expenses and other liabilities	6,321	3,870
Increase (decrease) in deferred revenue	320	(911)
Increase in due to member pursuant to tax receivable agreement	132	–
Net cash (used in) provided by operating activities	(11,261)	3,700
Investing activities:
Business acquisition, net of cash acquired	–	(22,327)
Proceeds from sale of available-for-sale securities	–	33,020
Maturities of held-to-maturity investments	461	6,876
Acquisition of available-for-sale security	–	(18,000)
Purchases of property and equipment	(156)	(291)
Capitalized internal-use software and website development costs	(1,783)	–
Proceeds from repayment of loan to distributors	1,231	–
Payments for deposits	–	(500)
Net cash used in investing activities	(247)	(1,222)
Financing activities:
Proceeds from borrowings under revolving line of credit	7,500	–
Issuance of Class A common stock in private offering	–	20,959
Purchase of Series B Membership interests	–	(20,959)
Purchases of Class A common stock pursuant to share repurchase plan	(520)	(304)
Class A common stock withheld in treasury from restricted share vesting	(95)	(142)
Payments for noncompete obligation	(192)	(121)
Payments of contingent acquisition consideration	(2,603)	(1,800)
Distributions to member	(872)	(1,180)
Net cash provided by (used in) financing activities	3,218	(3,547)
Net decrease in cash and cash equivalents	(8,290)	(1,069)
Cash and cash equivalents at beginning of period	15,985	17,054
Cash and cash equivalents at end of period	$7,695	$15,985

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	661	154
Supplemental disclosure of non-cash investing activities:
Class A common stock issued as consideration for business acquisition	$–	$6,734
Contingent consideration for business acquisition	–	1,263

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads LLC, a partially-owned venture we and a third-party formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII. SIL was a consolidated subsidiary of HII through March 2015.

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

Business Description and Organizational Structure of the Company

Our Business

We are a developer, distributor and virtual administrator of affordable, cloud-based individual health and family insurance plans (“IFP”) and supplemental products, which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.

STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals comparable benefits for fixed short-term durations with premiums that are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. STM plans feature a streamlined underwriting process offering immediate coverage options. Hospital indemnity plans are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65.

We also offer a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans and life insurance policies that are frequently purchased as supplements to IFP.

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

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our owned and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides operating leverage as we add members and reduces the costs associated with marketing, selling, underwriting and administering policies.

Our sales of IFP and supplemental products focus on the large and under-penetrated segment of the U.S. population who are uninsured or underinsured.  These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events: new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and customers seeking health insurance between the open enrollment periods created under the Patient Protection and Affordable Care Act (“PPACA”).

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This free website allows consumers to easily and clearly compare and rank all health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. In addition, the data aggregated by HealthPocket (“HP”) is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products.

As the managing general underwriter of our individual health insurance plans and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors, our enrollment fees and third-party commissions and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

In 2015, we launched a direct-to-consumer insurance web site that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce web sites known for their ease-of-use.

Our History

Our business began operations as HPI in 2008. To facilitate the IPO, HII was incorporated in the State of Delaware in October 2012. In November 2012, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its subsidiaries.

Our Reorganization and IPO

HII was incorporated in the State of Delaware in October 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 9 for more information about the IPO.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of December 31, 2015, Mr. Kosloske beneficially owns 46.9%

of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of December 31, 2015, and 2014, (i) the Series A Membership Interests held by HII represent 53.1% and 53.4%, respectively, of the outstanding membership interests, 53.1% and 53.4%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.9% and 46.6%, respectively, of the outstanding membership interests, 46.9% and 46.6%, respectively, of the economic interests and no voting interest in HPIH.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense and third-party obligors payable from cash held on behalf of others and including such amounts in cash and cash equivalents in the accompanying consolidated statements of cash flows, and reclassifying certain expenses of HP from cost of goods sold to selling, general and administrative.

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

Summary of Significant Accounting Policies

Revenue Recognition

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, enrollment fees paid by members, referral fees, fees for discount benefit plans, and administration fees paid by members as a direct result of our enrollment services, brokerage services or referral sales. Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations as of December 31, 2015 and 2014 was $352,000 and $159,000, respectively.

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

Commission revenues are earned based on commission rates contracted with insurance carriers or supplemental insurance product vendors, net of an estimate for forfeiture amounts payable for future policy cancellations.

HP’s revenue is principally derived from referral fees and marketing fees, licensing fees, limited exclusivity fees, and landing page development fees. HP recognizes revenue when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Revenue is considered earned when the performance measures have been completed. Deposits (whether refundable or non-refundable), early payments and progress payments are not recognized as revenue until the revenue producing event has occurred.

Marketing fee revenue. HP offers marketing services over a specified term. This fee is related to telephone and website traffic received by HealthPocket.com for the customer and is recognized ratably over the life of the specified term of the marketing services. There are two ways marketing fee revenue is determined: lead fee revenue and conversion fee revenue. HP offers lead marketing services in the form of providing leads to customers. Revenue for leads provided is recognized based on the contractually agreed price per lead multiplied by the number of leads provided by HP during the period. HP offers conversion marketing services in the form of providing leads to customers with revenue recognized on a cost per acquisition basis. Revenue is calculated based on the number of qualifying conversions generated by HP leads. The customer collects conversion data and provides a contractually agreed periodical report to HP. Revenue is recognized based on the agreed price per lead conversion multiplied by the number of leads converted during the period.

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

Advanced commissions outstanding as of December 31, 2015 and 2014 totaled $24.5 million and $6.0 million, respectively. Advanced commissions consist of amounts advanced to certain third-party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions by withholding future commissions earned on premiums collected over the period in which policies renew. We have not experienced any write offs from commission advances however, we have recognized a provision for bad debt expense of $327,000 for the year ended December 31, 2015. In addition, from time to time, certain of these advanced commissions arrangements include a loan agreement for the purposes of securing the advanced payments we make. Generally, these loans will be repaid by withholding payments on future commissions earned by the distributor, as described in the respective agreements. A fee for the advance commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as a reduction of the related commissions expense over the period of advance. The reduction of commission expense related to this practice for the years ended December 31, 2015 and 2014 were $614,000 and $220,000, respectively.

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

Cash Held on Behalf of Others

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as cash held on behalf of others in the accompanying consolidated balance sheets with the related liabilities reported in accounts payable. Cash held on behalf of others at December 31, 2015 and 2014 was $7.9 million and $5.9 million, respectively.

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

As of December 31, 2015, we had no remaining proceeds from the IPO. As of December 31, 2014, we had two certificates of deposit with maturities of three months with a balance of $461,000 and are included in short-term investments on the accompanying balance sheet as of December 31, 2014.

Accounts Receivable

Accounts receivable represent amounts due to us for premiums collected by a third-party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are cancelled retroactively if the payment remains delinquent. We have not experienced any material credit losses from accounts receivable and have not recognized a significant provision for uncollectible accounts receivable.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation, in the accompanying consolidated balance sheets. Depreciation expense for property and equipment is computed using the straight-line method over the following estimated useful lives:

Website and internal-use software (1) Computer equipment	3 – 5 years 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the lease term or estimated useful life

(1) Included in property and equipment, net are certain website development and internally developed software costs. These costs incurred in the development of websites and internal-use software are either expensed as incurred or capitalized depending on the nature of the cost and the stage of development of the project under which a website or internal-use software are developed. The capitalization policies for website development and internal-use software vary as described below.

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

During the year ended December 31, 2015, we capitalized $895,000 of costs incurred, consisting primarily of direct labor, in the development of a website for which the software underlying the website will not be marketed externally. The operating phase of the development of this website commenced on July 1, 2015. As of December 31, 2015, $90,000 of amortization has been recorded related to the capitalized website development costs.

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

During the year ended December 31, 2015, we capitalized $889,000 of costs incurred, consisting primarily of direct labor, in the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development phase. As of December 31, 2015, $45,000 of amortization has been recorded for projects in the post-implementation/operation phase of development.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the fact and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment requires judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the unit is less than its carrying value, a quantitative assessment for impairment is required. The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the reporting unit’s carrying value including the goodwill. If the carrying value of the net assets exceed the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of operations in the year the impairment occurred. See Note 14 for further information on our change in reporting units.

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

We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of our industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. We believe our projected sales are reasonable based on, among other things, available information regarding our industry. We also believe the discount rate is appropriate. The weighted average discount rate is impacted by current financial market trends and will remain dependent on such trends in the future.

After computing a separate business enterprise value under the above approaches, we apply a weighting to them to derive the business enterprise value of the reporting unit. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. The estimated fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one as of October 1, 2015, we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from our previous acquisitions. See Note 2 and Note 5 of the consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2015 and 2014, respectively. See Note 5 for further discussion of our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 5 for further discussion of our intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value. Related to our restructuring, the company recognized an impairment of certain intangible assets in the amount of $878,000 for the year ended December 31, 2015. No impairments on intangible assets were recorded during the year ended December 31, 2014. See Notes 5 and 8 for further discussion on the impairment and restructuring activities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses for the years ended December 31, 2015 and 2014 were $9.8 million and $8.5 million respectively and are classified as S, G & A expense.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on either service conditions or market conditions. For grants of SARs and stock options, we apply either the Black-Scholes option-pricing model or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. See Note 10 for further discussion of stock-based compensation.

Accounting for Income Taxes

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. See Note 11 for further discussion of income taxes.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is determined by dividing the net earnings (loss) attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings (loss) per share calculation when dilutive. Diluted earnings (loss) per share is determined by dividing the net (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings (loss) per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs and options are computed using the treasury stock method. See Note 12 for further discussion of earnings (loss) per share.

The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. For more information on our classes of stock, see Note 9.

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

We utilize the market approach to measure the fair value of our financial assets. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties. See Note 13 for a description of our valuation methods.

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of FASB guidance relate to nonpublic entities. As noted above, we have elected to delay the adoption of new and revised accounting standards until those standards would otherwise apply to nonpublic companies under provisions of the JOBS Act.

In November 2015, the FASB issued an amendment to its accounting guidance related to the classification of deferred tax assets and liabilities. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and companies may elect retrospective or prospective application. This ASU was introduced as part of the FASB’s simplification initiative and we have elected to early adopt this guidance as of December 31, 2015 as we find the grouping of all deferred taxes as non-current to be favorable. We have applied a prospective approach to the change in accounting principle and accordingly, the prior period balance sheet has not been adjusted.

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2015, the FASB issued an amendment to its accounting guidance related to financial statement consolidation.  This guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, it modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with certain VIEs. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In April 2014, the FASB issued guidance related to discontinued operations reporting. The new guidance changes the definition and reporting of discontinued operations to include only those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results. The new guidance, which also requires additional disclosures, becomes effective for annual periods beginning on or after December 15, 2015 and interim periods within those years and allows for early adoption.  We adopted this guidance as of January 1, 2015, and as a result determined that our disposition of our interest in SIL, which is described in Note 3, was not a strategic shift in, nor did it have a major effect on our operations or financial results. As such, we did not treat SIL as a discontinued operation in our consolidated financial statements.

2.	Business Acquisitions

Acquisition of HP

On July 14, 2014, we entered into an agreement to acquire (the “Merger Agreement”) HP from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the Merger Agreement.

Pursuant to the Merger Agreement, at the closing, we paid consideration consisting of approximately $21.9 million in cash and 900,900 shares of Class A common stock, $0.001 par value per share, with such shares of the Class A common stock having a fair value of $6.7 million as of the acquisition date. A portion of the merger consideration consisting of $3.2 million in cash was deposited with an escrow agent to fund payment obligations with respect to post-closing working capital adjustments, post-closing indemnification obligations of HP’s former equity holders, and fees and expenses of the representative of HP’s former equity holders.

All vested options and warrants to acquire shares of HP’s capital stock were terminated in connection with the acquisition, and the holders thereof will receive in cash a portion of the aggregate consideration upon the terms and subject to the conditions set forth in the Merger Agreement. All unvested options to acquire shares of HP’s capital stock were converted into options to acquire shares of our Class A common stock (“Replacement Options”) upon the terms and subject to the conditions set forth in the Merger Agreement. The total number of Replacement Options was 84,909. Pursuant to the Merger Agreement, this amount offset the total number of shares included in the consideration. The Replacement Options are included as a component of stock-based compensation on the accompanying consolidated statements of operations. See Note 9 for information on the Replacement Options. As of December 31, 2015, the net amount of shares of Class A common stock issued as a result of the acquisition was 815,991.

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

(2)	As of December 31, 2015, we expect none of the goodwill acquired in this transaction to be deductible for income tax purposes.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring HP, our consolidated results of operations include the results of HP since the acquisition date. HP’s revenues and pre-tax net loss included in our results of operations since the acquisition was $1.8 million and $3.7 million, respectively, for the year ended December 31, 2015. HP’s revenues and pre-tax net loss included in our results of operations since the acquisition was $3.3 million and $1.6 million, respectively, for the year ended December 31, 2014. Net loss before taxes includes $1.3 million and  $633,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition for the years ended December 31, 2015 and 2014, respectively.

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

Pursuant to the ASIA Purchase Agreement, Jordan was eligible to receive total contingent consideration of $2.2 million, payable in cash. This amount was payable in two cash payments of $1.2 million and $1.0 million, respectively, if ASIA attained certain amounts of adjusted EBITDA, as defined in the ASIA Purchase Agreement, during each of the periods from September 1, 2014 through August 31, 2015, and September 1, 2015 through August 31, 2016.

At December 31, 2014, the fair value of the contingent consideration for both tranches was $1.4 million. During the year ended December 31, 2015, ASIA did not meet the required EBITDA for the first earnout period and it was determined that the likelihood of meeting the second earnout period was not probable. As a result, in 2015, the Company wrote down the remaining contingent liability of $1.4 million with the corresponding reversal recorded as a fair value adjustment of contingent consideration on the consolidated statement of operations. Simultaneously, the Company terminated its employment agreement with Jordan. In connection with Jordan’s termination, the Company recorded $825,000 in severance and settlement related charges which are recorded in the selling, general and administrative expenses line item on the consolidated statement of operations. See Note 8 for details of the restructuring.

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

(2)	As of December 31, 2015, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $702,000.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to expected results of future operations of ASIA and the operational and technological synergies we expect to realize as a result of the acquisition.

As a result of acquiring ASIA, our consolidated results of operations include the results of ASIA since the acquisition date.  ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition through December 31, 2015 was $3.8 million and $1.6 million, respectively. ASIA’s revenues and pre-tax net loss included in our results of operations since the acquisition through December 31, 2014 was $1.5 million and $353,000, respectively. Net loss before taxes include $179,000 and $75,000 of amortization expense related to the identified intangible assets recorded as a result of the acquisition for the years ended December 31, 2015 and 2014, respectively.

Unaudited Pro Forma Information

The following table (all amounts in thousands, except per share data) presents unaudited pro forma information for the Company assuming the acquisition of HP and ASIA had occurred as of January 1, 2014. This pro forma information does not purport to represent what our actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

December 31,
2014
(Unaudited)
Revenues	$90,566
Net (loss) income before income taxes	(641)
Net (loss) income	112
Net (loss) income attributable to Health Insurance Innovations, Inc.	(83)
Loss per share – basic	(0.01)
Loss per share – diluted	(0.01)

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

Modifications of Secured Contingent Consideration

In November 2013, HPIH and the Sellers reached an agreement to modify the contingent consideration, including the thresholds to earn such contingent consideration, and to terminate the contingent stock awards and note payable.  Instead, the contingent consideration was payable in cash only and included a one-time payment of $1.0 million, which was paid in November 2013, and fixed and variable components of $250,000 (up to a maximum of $3.0 million) and $200,000 (up to a maximum of $2.4 million), respectively. In addition, one of the principals severed his employment with Sunrise Health Plans, Inc. and entered into a consulting arrangement with the Company.

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

The fair value of contingent consideration is $532,000 and $3.0 million as of December 31, 2015 and 2014, respectively, and is included in contingent acquisition consideration on the accompanying consolidated balance sheets. During the years ended December 31, 2015 and 2014, we recorded $128,000 and $1.0 million respectively, in adjustments to fair value of the contingent consideration, which is included in fair value adjustment of contingent consideration on the accompanying consolidated statements of operations. The increase for the year ended December 31, 2015 was largely related to an increase in the probability of payment of the contingent acquisition consideration.

As of December 31, 2015, we had made total payments of $5.9 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $547,000.

As of December 31, 2015, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $9.4 million.

As of December 31, 2015, the Company committed to and communicated a plan to restructure its operations at Secured. See Note 8 for additional information.

3.	Variable Interest Entities

As of December 31, 2015, we are the primary beneficiary of one entity that constitutes a VIE pursuant to FASB guidance.

HPIH

As of December 31, 2015, we had a variable interest in HPIH. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but own 53.1% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our equity interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 9 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of December 31, 2015, HII holds 100% of the voting power and 53.1% of the membership and economic interest in HPIH.

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

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration. The parties agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note. As such, the note is included in advanced commissions in the accompanying consolidated balance sheets. In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016. As of December 31, 2015, SIL did not report positive EBITDA and therefore, no payment has been made on the 2015 contingent receivable.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our consolidated financial statements. The results of operations of SIL are included in the accompanying consolidated financial statements through the date of the Unit Purchase Agreement. As of December 31, 2015, we recorded a gain of $189,000 on the sale, representing the difference between the consideration received and the carrying value of SIL’s net assets at the time of the transaction, which is recorded in other expense within the consolidated statements of operations.

4.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2015	2014
Computer equipment	$341	$349
Furniture and fixtures	232	251
Leasehold improvements	260	249
Website and internal-use software	1,784	–
Total property and equipment	$2,617	$849
Less accumulated depreciation	(613)	(323)
Total property and equipment, net	$2,004	$526

Depreciation expense, including depreciation related to assets acquired through capital leases, was approximately $329,000 and $160,000, respectively, for the years ended December 31, 2015 and 2014.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill has been recorded as a result of previous acquisitions. There were no additions to goodwill during the year ended December 31, 2015. Additions to goodwill during the year ended December 31, 2014 arose from the acquisitions of HP and ASIA. See Note 2 for further discussion of our history of acquisitions.

No losses on impairment of goodwill were recorded during the years ended December 31, 2015, or 2014.

The changes in the carrying amounts of goodwill are as follows ($ in thousands):

Balance as of January 1, 2014	$18,014
Goodwill acquired	23,062
Impairment	–
Balance as of December 31, 2014	41,076
Goodwill acquired	–
Impairment	–
Balance as of December 31, 2015	$41,076

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of December 31, 2015 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization (Years)	Amount	Amortization	Assets, net
Brand	14.0	$1,377	$(219)	$1,158
Carrier network	5.0	40	(35)	5
Distributor relationships	7.9	4,059	(2,234)	1,825
Noncompete agreements	4.7	987	(679)	308
Customer relationships	4.7	1,484	(1,019)	465
Capitalized software	6.6	8,571	(2,271)	6,300
Total intangible assets	7.2	$16,518	$(6,457)	$10,061

Major classes of intangible assets as of December 31, 2014 consisted of the following ($ in thousands):

	Weighted-average	Gross Carrying	Accumulated	Intangible
	Amortization (Years)	Amount	Amortization	Assets, net
Brand	14.1	$1,377	$(103)	$1,274
Carrier network	5.0	40	(26)	14
Distributor relationships	9.3	5,109	(1,791)	3,318
Noncompete agreements	4.7	987	(462)	525
Customer relationships	5.8	1,484	(644)	840
Capitalized software	6.7	8,571	(977)	7,594
Total intangible assets	7.8	$17,568	$(4,003)	$13,565

Amortization expense for year ended December 31, 2015, and 2014 was $2.6 million and $2.2 million, respectively.

Estimated annual pretax amortization for intangibles assets in each of the next five years and thereafter are as follows ($ in thousands):

2016	$2,103
2017	1,914
2018	1,674
2019	1,287
2020	1,287
Thereafter	1,796
Total	$10,061

In connection with the restructuring, see Note 8, intangible assets were reviewed for impairment and as a result of our assessment, we have recorded a loss on intangibles related to distributors of $878,000. The associated loss is included in the consolidated statement of operations as selling, general and administrative expense. See Note 8 for further information on the restructuring.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2015 and 2014 consisted of the following ($ in thousands):

	December 31,
	2015	2014
Accounts payable	$670	$906
Carriers and vendors payable	7,364	5,830
Commissions payable	3,830	2,009
Accrued wages	1,140	1,062
Accrued refunds	2,049	815
Accrued credit card/ACH fees	293	144
Accrued interest	3	1
Accrued professional fees	175	198
Accrued restructuring	1,304	–
Other accruals	1,019	432
Total accounts payable and accrued expenses	$17,847	$11,397

7.	Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%, which at December 31, 2015 was 2.38%. As of December 31, 2015, we have drawn $7.5 million on the RLOC. The outstanding balance on the RLOC as of December 31, 2015 was $7.5 million and the remaining amount available to be drawn upon is $7.5 million.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio shall not exceed 1.50 at any time during the term of the RLOC. The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent. As collateral, there is a first position Uniform Commercial Code filing on all business assets.

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. As of December 31, 2015, the company was in compliance with all covenants of the RLOC agreement.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at December 31, 2015. As of December 31, 2015 and December 31, 2014, the balance of the deferred financing costs was $15,000 and $23,000, respectively. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

8.	Restructuring

During the last quarter of the year ended December 31, 2015, the company committed to and communicated a plan to restructure its operations at ICE and Secured. The company determined the services of ICE and Secured to be duplicative and recognized that efficiencies could be gained by leveraging these operations with other owned call centers. As of December 31, 2015, the restructuring plan was communicated to employees and substantially complete.

In connection with the restructuring the total amount expected to be incurred can be aggregated into six categories: severance, lease cancellation, legal fees, travel associated with restructuring activities, and miscellaneous expense. Estimated total costs expected to be incurred by category are as follows ($ in thousands):

Severance	$1,401
Asset write off	1,013
Lease cancellation	138
Legal fees	21
Travel	15
Misc.	7
Total	$2,595

The amount of expense incurred as of December 31, 2015 for the restructuring activities is $2.6 million and is included in the consolidated statement of operations as selling, general and administrative expense. The company has recorded a liability at December 31, 2015 of $1.3 million which is included in the consolidated balance sheet as accounts payable and accrued expenses.

In connection with the restructuring, intangible assets were reviewed for impairment and as a result of our assessment, we have recorded a loss on intangibles related to distributors of $878,000. This amount is included in the asset write off category above and the associated loss is included with restructuring expenses in consolidated statement of operations as selling, general and administrative expense. See Note 5 for further information on our intangible assets.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet.

9.	Stockholders’ Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, expect as otherwise required by applicable law. As of December 31, 2015, the Class A common stockholders had 53.1% of the voting power in HII and the Class B common stockholders had 46.9% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. We immediately used these proceeds to acquire Series B Membership Interests, together an equal number of shares of our Class B common stock from HPI and HPIS. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter, for resale, all 1,725,000 shares of Class A common stock. The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above. No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of December 31, 2014 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 15 for further discussion of this transaction’s effects on a tax receivable agreement we entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2015 and 2014, we held 150,993 and 47,144 shares of treasury stock, respectively, recorded at a cost of $1.5 million and $347,000, respectively.

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

During the years ended December 31, 2015 and 2014, we repurchased 73,852 and 43,318 shares, respectively, of our registered Class A common stock under the Repurchase Program at an average price per share of $7.06 and $7.01, respectively.

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

During the year ended December 31, 2015, 17,081 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 164,132 shares were transferred to Treasury as the result of forfeitures of restricted stock awards, and 151,216 shares were granted to certain employees from Treasury as restricted stock awards. During the year ended December 31, 2014, 12,403 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 11,542 shares were transferred to Treasury as the result of forfeitures of restricted stock awards, and 150,000 shares were granted to certain employees from Treasury as restricted stock awards.

10.	Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. In May 2015, the Company’s shareholders approved an increase of 1,000,000 shares of Class A common stock and as of December 31, 2015, there were 2,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Restricted Stock

The vesting periods for grant recipients are at the discretion of the Compensation Committee of our Board of Directors and may be vested upon grant in whole or in part but generally have used a four-year period. Restricted stock units are amortized using the accelerated method over the vesting period.

The table below summarizes activity regarding unvested restricted stock under the LTIP during the year ended December 31, 2015 and 2014 (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Restricted stock unvested at January 1, 2014	158	$13.38	$1,601
Granted	200	11.61
Vested	(54)	12.05
Forfeited	(12)	12.13
Restricted stock unvested at December 31, 2014	292	$12.25	$2,092
Granted	161	5.95
Vested	(88)	10.29
Forfeited	(164)	12.95
Restricted stock unvested at December 31, 2015	201	$7.50	$1,348

We realized income tax benefits of $100,000 and $98,000 from activity involving restricted shares for the years ended December 31, 2015, and 2014, respectively.

Stock Appreciation Rights

The SARs activity for the year ended December 31, 2015 and 2014 is as follows (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2014	379	$12.51	6.3 years	$–
Granted	260	12.33	–	–
Exercised (b)(c)	–	–	–	–
Forfeited or expired	(45)	13.09	–	–
Outstanding at December 31, 2014	594	$12.37	6.1 years	$–
Granted	1,145	4.69	–	–
Exercised (b)(c)	–	–	–	–
Forfeited or expired	(317)	11.44	–	3
Outstanding at December 31, 2015	1,422	$6.40	5.6 years	$2,238
Exercisable at December 31, 2015	326	$11.56	4.9 years	$48

(a)

The intrinsic value of a SAR is the amount by which the market value of the underlying stock as of December 31, 2015, and 2014 exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)	Shares issued upon the exercise of SARs are treated as newly issued shares. There were no shares issued during 2015 or 2014 related to exercises of SARs.
(c)	There was no tax benefit recognized in 2015 or 2014 related to stock-based compensation for SARs.

During the year ended December 31, 2015, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $5.95 per share. The total fair value of SARs that vested for the year ended December 31, 2015 was $1.4 million.

During the year ended December 31, 2014, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $4.62.   The total fair value of SARs that vested for the year ended December 31, 2014 was $626,000.

Stock Options

The stock option activity for the year ended December 31, 2015 and 2014 and is as follows (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2014	–	$–	–	$–
Granted	85	12.13	–	–
Exercised (b)(c)	–	–	–	–
Forfeited or expired	(1)	–	–	–
Outstanding at December 31, 2014	84	$12.13	8.3 years	478
Granted	–	–	–	–
Exercised (b)(c)	–	–	–	–
Forfeited or expired	(5)	12.13	–	–
Outstanding at December 31, 2015	79	$1.07	7.3 years	$442
Exercisable at December 31, 2015	46	$1.07	7.3 years	$257

(a)

The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2015, and 2014, exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)	Shares issued upon the exercise of stock options are treated as newly issued shares. There were no shares issued during 2015, or 2014, related to exercises of stock options.

(c)	There was no tax benefit recognized in 2015 or 2014 related to stock-based compensation for stock options.

During the year ended December 31, 2015, the total fair value of stock options that vested for the year ended December 31, 2015 was $508,000.

During the year ended December 31, 2014, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $11.15 per share. The total fair value of stock options that vested for the year ended December 31, 2014 was $149,000.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. We offer awards which vest based on either service conditions or market conditions. For grants of SARs and stock options, we apply either the Black-Scholes option-pricing model or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.

None of the stock-based compensation was capitalized during the years ended December 31, 2015, or 2014.

The Black-Scholes option-pricing model was used with the following weighted average assumptions for the years ended December 31, 2015, and 2014:

	For the year December 31,
	2015	2014
Risk-free rate	1.5%	1.6%
Expected life	4.6 years	4.9 years
Volatility	44.3%	40.7%
Expected dividend	none	none

The following table summarizes stock-based compensation expense for the years ended December 31, 2015, and 2014 ($ in thousands):

	Year Ended December 31,
	2015	2014
SARs	$553	$1,049
Restricted shares	495	938
Stock options	316	467
	$1,364	$2,454

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of December 31, 2015, and 2014 ($ in thousands):

		Remaining
		years
2015
SARs	$1,531	1.81
Restricted shares	673	1.75
Stock options	99	0.96
	$2,303
2014
SARs	$1,492	2.41
Restricted shares	2,477	2.39
Stock options	469	1.32
	$4,438

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were no SARs or stock options exercised during the years ended December 31, 2015, or 2014.

11.	Income Tax

The provision for income tax for the years ended December 31, 2015, and 2014, consisted of the following components ($ in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$(6)	$456
State	26	74
Total current taxes	20	530
Deferred:
Federal	(1,265)	(315)
State	(677)	(125)
Total deferred taxes	(1,942)	(440)
Income taxes	$(1,922)	$90

The items accounting for differences between the income tax provision, or benefit, computed at the federal statutory rate and the provision for income tax for the years ended December 31, 2015, and 2014, was as follows:

	2015	2014
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefits	(2.7)	(16.7)
Valuation allowance	102.7	85.2
Operations of nontaxable subsidiary	131.0	(84.8)
Stock-based compensation contribution	38.2	(41.4)
Non-deductible or non-taxable items	(13.1)	(4.5)
Tax expense resulting from allocation of tax benefits to contributed capital	–	44.6
Change in estimate of state effective tax rates	83.6	–
Return to provision adjustments	45.7	–
Income taxes	420.4%	17.4%

The deferred income tax assets consisted of the following as of December 31, 2015, and 2014 ($ in thousands):

	2015	2014
Deferred tax assets:
Investment in subsidiary	$18,724	$19,505
Tax receivable agreement	386	236
Stock compensation	397	207
Net operating loss carryforwards	2,206	1,220
Allowance for doubtful accounts	15	–
Other	82	–
Total deferred tax assets	21,810	21,168
Less valuation allowances	(19,309)	(19,744)
Deferred tax assets, net of valuation allowance	2,501	1,424
Deferred tax liabilities:
Identifiable intangible assets	(2,847)	(3,710)
Stock compensation	(8)	–
Other	(4)	(14)
Deferred tax liabilities, net	$(358)	$(2,300)

At December 31, 2015, HII had $500,000 of federal net operating loss carryforwards with varying amounts of state net operating loss carryforwards. At December 31, 2014, HII had no federal net operating loss carryforwards, with varying amounts of state net operating loss carryforwards. These carryforwards generally are available through 2036. Additionally, at December 31, 2015 and 2014, HP had approximately $5.1 million and $3.0 million, respectively, of federal and state net operating loss carryforwards with varying amounts of state net operating loss carryforwards for both years. These carryforwards are generally available through 2036 and start expiring in 2033.

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

The effective tax rate for the year ended December 31, 2015 was 420.4% and the effective tax rate for the year ended December 31, 2014 was 17.4%. For the years ended December 31, 2015 and 2014, the respective benefit and provision for income taxes were $1.9 million and $90,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HII.  Consequently, its federal and state tax jurisdictions are separate from those of HII, which prevents deferred tax assets and liabilities of HII and HP from offsetting one another. The overall effect of HII having pretax book income and projecting a tax loss for 2015 results in minimal current tax expense and all of HII’s deferred tax expense is negated by the corresponding reversal of a portion of the valuation allowance on its deferred tax assets. HP’s 2015 book loss generates a deferred tax benefit which is a major portion of the total tax benefit for HII and HP combined. As a result, due to the offsetting effect of HP’s pretax book loss and HII’s pretax book income when the two are combined, the deferred tax benefit from HP results in a total combined effective tax rate of 420.4%. On a standalone basis, the effective tax rate for the year ended December 31, 2015 for HII was 0.5%, while the effective tax rate for the year ended December 31, 2015 for HP was 51.7%.

Our effective tax rate includes a rate detriment attributable to the fact that certain of our subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of our earnings or losses attributable to noncontrolling interests are not subject to corporate level taxes. Additionally, our effective tax rate includes a valuation allowance placed on all of our net deferred tax assets, as our belief is more likely than not that some of our deferred tax assets will not be realized to offset future taxable income.

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We concluded that it is more likely than not that some of our deferred tax assets will not be realized due to the presence of cumulative net operating losses and because there are limited means by which our deferred tax asset on our investment in HPIH can be realized. For these reasons, we provided a valuation allowance of $19.3 million and $19.7 million against our deferred tax assets for the years ended December 31, 2015 and 2014, respectively.

We recorded a valuation allowance against all of the deferred tax assets of HII as of both December 31, 2015, and December 31, 2014. We intend to continue maintaining a full valuation allowance on all of deferred tax assets of HII until there is sufficient evidence to support the reversal of all or some portion of this allowance. Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance would result in the recognition of certain deferred tax assets in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties. A reduction of the valuation allowance would also result in the recognition of a tax receivable agreement obligation. See Note 15 for further information.

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

As of December 31, 2015 and 2014, respectively, we did not have any balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. For the year ended December 31, 2015 and 2014, respectively, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of December 31, 2015 and 2014, respectively. The Company’s 2012 through 2015 tax years remain subject to examination by tax authorities.

12.	Net Income (Loss) per Share

The computations of basic and diluted net loss per share attributable to HII for the years ended December 31, 2015, and 2014 were as follows ($ in thousands, except share and per share data):

	2015	2014
Basic net income (loss) attributable to HII	$601	$(339)
Average shares—basic	7,524,566	6,057,516
Effect of dilutive securities:
Restricted shares	57,261	–
SARs	1,795	–
Stock Options	18,167	–
Average shares—diluted	7,601,789	6,057,516
Basic net income (loss) per share attributable to HII	$0.08	$(0.06)
Diluted net loss per share attributable to HII	$0.08	$(0.06)

Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants, stock options, and SARs and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net income and loss per share for the respective periods because such inclusion would be anti-dilutive (in thousands):

	2015	2014
Restricted shares	50	292
SARs	240	594
Stock options	-	84

Additionally, potential common stock totaling 6,841,667 shares at December 31, 2015 and 2014 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 9 for further details on the exchange agreement.

13.	Fair Value Measurements

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

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of A.R.I.E.S. as described in Note 15 are primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, cash held on behalf of others, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of December 31, 2015 and 2014, respectively, approximate fair value because of the short-term duration of these instruments.

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We classify all of our contingent acquisition consideration as Level 3.

As of December 31, 2015, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2015
	Carrying Value as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$-	$-	$–	$–
Liabilities:
Noncompete obligation, including current portion	$291	$–	$291	$–
Contingent acquisition consideration, including current portion	532	–	–	532
	$823	$–	$291	$532

As of December 31, 2014, our assets and liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2014
	Carrying Value as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	$461	$461	$–	$–
Liabilities:
Noncompete obligation, including current portion	$463	$–	$457	$–
Contingent acquisition consideration, including current portion	4,400	–	–	4,400
	$4,863	$–	$457	$4,400

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2014	$3,876
Issuance and settlements, net	(579)
Realized gain included in income	(102)
Unrealized loss included in income	1,205
Total realized and unrealized loss	1,103
Balance as of December 31, 2014	$4,400
Issuance and settlements, net	(2,603)
Realized gain included in income	(1,265)
Balance as of December 31, 2015	$532

Realized and unrealized loss on the contingent acquisition consideration are included in fair value adjustment of contingent consideration on the accompanying consolidated statements of operations.

14.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.  For the year ended December 31, 2014 and during the three months ended March 31, 2015, we had two reportable segments: IPD and HP; however during the three months ended June 30, 2015, the structure of our organization changed such that our President and Chief Executive Officer became our named CODM. HP is viewed by our CODM as a component of the operations comprising the IPD segment. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at December 31, 2015, we had one reportable operating and geographic segment.

15.	Commitments and Contingencies

Leases

We lease office spaces to conduct the operations of HPIH and subsidiaries which expire in between 2015 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was, $56,000 and $60,000 as of December 31, 2015 and 2014, respectively. Total rent expense under all operating leases, which includes equipment, was $684,000 and $505,000 for the years ended December 31, 2015 and 2014, respectively, and is included in S, G & A expenses in the accompanying consolidated statements of operations.

As of December 31, 2015, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2016	$522
2017	399
2018	263
2019	74
2020	–
Total minimum lease payments	$1,258

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2014, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 9 for further information on these issuances of Class A common stock. As of result of the exchanges noted above, we have recorded a liability of $748,000 pursuant to the tax receivable agreement as of December 31, 2015. We have determined that this amount is probable of being paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2015. Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related to the tax receivable agreement. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. Our total liability pursuant to the tax receivable agreement for exchange transactions completed through December 31, 2015 would be $11.3 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of December 31, 2015, we have made $229,000 of payments under the tax receivable agreement. See Note 11 for further information on the income tax implications of the tax receivable agreement.

Distributor Commission Advance

As a course of business, we enter into agreements with our distributors to make advance commission payments to them. Certain of these agreements include a loan agreement for the purposes of securing the advanced payments we make. Generally, these loans will be paid by commissions earned by the distributor, as described in the respective agreements.

In September 2014, we entered into an agreement with one of our distributors, and certain individuals and entities related to this distributor (collectively, the “Distributor”), to make advances via a variable secured promissory note. The variable secured promissory note executed by the Distributor (the “September 2014 Note”) provided for advances up to an aggregate amount of $4.8 million, payable in three installments. The first advance installment of $1.5 million was made in September 2014. The September 2014 Note, which secured the advances, was to mature on April 26, 2017 and bore interest only upon the occurrence of an event of default.

Under the September 2014 Note, the Distributor is eligible to earn bonus commissions for each qualifying sale of our products, as defined in the September 2014 Note. Any such bonus commissions earned during the term of the September 2014 Note would be applied against the outstanding balance payable to us under the September 2014 Note, in lieu of a cash payment to us, and the net amount, if any, will be payable to the Distributor.

In January 2015, we entered into agreements with the Distributor to make advances via two additional variable secured promissory notes, which we refer to as the “January 2015 Production Note” and the “January 2015 MDF Note,” and collectively as the “January 2015 Variable Notes.” The January 2015 Variable Notes provided for advances of up to $2.0 million each. The first installments, $1.5 million under the January 2015 Production Note and $1.0 million under the January 2015 MDF Note, were made in January 2015. The January 2015 Variable Notes, which secure the advances, were to mature on December 31, 2017 and bore interest only upon the occurrence of an event of default, as defined in each of the January 2015 Variable Notes.

As of September 30, 2015, both the Company and the Distributor agreed that other than the initial advance installments, no further advance installments would be made under the September 2014 Note or either of the January 2015 Variable Notes. As of December 31, 2015, the cumulative balance of $3.8 million for both the September 2014 Note and the 2015 Variable Notes was paid in full and no outstanding amounts are owed.

In addition, in January 2015 we entered into a revolving secured promissory note (the “January 2015 Revolver”) with the Distributor. Pursuant to the January 2015 Revolver, we could make periodic loans to the Distributor. The maximum aggregate principal amount loaned by us under the January 2015 Revolver was capped at the lesser of what we refer to as the available amount and $1.0 million. The January 2015 Revolver bore interest at an annual rate of 6.0%. Pursuant to the January 2015 Revolver, on each of December 31, 2015 and 2016, the Distributor was required to make a payment to us in an amount that would reduce the amount outstanding under to $300,000 or less plus accrued interest on the principal amounts so repaid. The January 2015 Revolver was to mature on December 31, 2017. In January 2015, we loaned $1.0 million to the Distributor under the January 2015 Revolver. As of December 31, 2015, we accrued $44,000 in interest on the note.  Both the Company and the Distributor agreed that other than the initial amount drawn on the January 2015 Revolver, no further loans will be made under the agreement. The Distributor paid the outstanding balance and all accrued interest in full as of December 31, 2015.

On May 1, 2015, we entered into an agreement with HBO, and certain individuals and entities related to HBO to make advances via a variable secured promissory note (the “May 2015 Note”). The May 2015 Note provides for two advances of $500,000 each. As of December 31, 2015, the company paid both advances totaling $1.0 million. The May 2015 Note, which secures the advances, matures on January 31, 2017 and bears interest only upon the occurrence of an event of default. All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

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

Legal Proceedings

As of December 31, 2015, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

16.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Int Holdings LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For the years ended December 31, 2015, and 2014, the base maximum allowable contribution amount was $18,000, and $17,500, respectively. The Plan also permits for discretionary company contributions. We have made no discretionary contributions during the years ended December 31, 2015, or 2014.

17.	Related-Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the years ended December 31, 2015, and 2014, HPIH paid cash distributions of $872,000 and $1.2 million, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. The distribution made during the year ended December 31, 2015 included $229,000 that was accrued as of December 31, 2014. The distribution made during the year ended  December 31, 2014 included $916,000 that was accrued as of December 31, 2013.

Tax Receivable Agreement

As discussed in Note 15, on February 13, 2013, we entered into a tax receivable agreement with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske.

As of December 31, 2015, $748,000 was payable pursuant to the TRA, of which $342,000 is included in current liabilities on the accompanying consolidated balance sheets. As of December 31, 2015, we paid $229,000 pursuant to the TRA. As of December 31, 2014 we had made no such payments under the tax receivable agreement.

Our total liability pursuant to the tax receivable agreement for exchange transactions completed through December 31, 2015 would be $11.3 million if we generate sufficient taxable income in the future.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. See Note 3 for more information on this joint venture.  HBO was a related party by virtue of its 50% ownership of membership interests in SIL. In March 2015, HPIH sold its interest in SIL to HBO, and HBO ceased being a related party. While HBO was considered a related party, during the three months ended March 31, 2015, we made net advanced commission payments of $907,000 and recognized $3.0 million of commission expense related to HBO. During 2014 we made net advanced commissions payments of $1.8 million and recognized $5.7 million of commission expense related to HBO. As of December 31, 2015 and 2014, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets was $15.4 million and $2.3 million, respectively.

Haltom City, TX Lease

During the year ended December 31, 2015 and 2014, we leased property in Haltom City, TX for the purpose of operating one of the ASIA call centers. This property is owned by an entity beneficially owned by Landon Jordan, from whom we acquired all of the issued and outstanding membership interests of ASIA on August 8, 2014. As of December 31, 2015, as a result of Landon’s termination of employment and the company’s restructuring dated November 9, 2015, we ceased being a related party. See Notes 2 and 8 for further information regarding the ASIA purchase agreement and the restructuring. In 2016, the lease term was modified to a month to month by mutual agreement of the parties.

18.	Concentrations of Credit Risk and Significant Customers

Accounts receivable were $1.4 million and $1.8  million as of December 31, 2015, and 2014, respectively. As of December 31, 2015 we had two customers who make up 41% and 10%, or 51%, of the accounts receivable balance. As of December 31, 2014 we had two customers who make up 35% and 15%, or 50%, of the accounts receivable balance.

Advanced commissions were $24.5 million and $6.0 million as of December 31, 2015, and 2014, respectively. For the year ended December 31, 2015, two distributors accounted for 67% and 10% of our advanced commissions balance compared to 38% and 29% for the year ended December 31, 2014.

Revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and monthly administration fees paid by members as a direct result of enrollment services provided by us. None of our members individually accounted for 10% or more of the Company’s revenue for the years ended December 31, 2015 or 2014.

For the year ended December 31, 2015, two carriers accounted for 44% and 26% of our premium equivalents and for the year ended December 31, 2014, two carriers accounted for 43% and 36% of our premium equivalents.

The Company maintains its cash and cash equivalents at various financial institutions where we are insured by the Federal Deposit Insurance Corporation up to $250,000. The balances of these accounts from time to time exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

By:	/s/ Patrick R. McNamee
Patrick R. McNamee
President and Chief Executive Officer
(Principal Executive Officer)
March 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 7, 2016	/s/ Patrick R. McNamee	President, Chief Executive Officer and Director
	Patrick R. McNamee	(Principal Executive Officer)

March 7, 2016	/s/ Michael D. Hershberger	Chief Financial Officer, Secretary and Treasurer
	Michael D. Hershberger	(Principal Financial Officer)

March 7, 2016	/s/ Cynthia A. Merluzzi	Vice President and Controller
	Cynthia A. Merluzzi	(Principal Accounting Officer)

March 7, 2016	/s/ Michael W. Kosloske	Chairman of the Board of Directors and
	Michael W. Kosloske	Chief of Product Innovation

March 7, 2016	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 7, 2016	/s/ Robert S. Murley	Director
Robert S. Murley

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description
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

10.9#	Employment Agreement between Michael W. Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.6 to Current Reports on Form 8-K filed February 13, 2013.
10.10#	Employment Agreement between Lori Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed February 13, 2013.
10.11#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2015.
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
10.21

Agreement to Commercial Note, dated December 15, 2014, between Health Plan Intermediaries Holdings, LLC, and SunTrust Bank. Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed March 18, 2015.

10.22

Commercial Note, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed March 18, 2015.

10.23

Form of Security Agreement, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 18, 2015.

10.24

Form of Unconditional Guaranty, dated December 15, 2014, Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 18, 2015.

10.25#

Amendment, dated March 30, 2015, to Amended and Restated Employment Agreement between Michael Hershberger and Health Insurance Innovations, Inc.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2015.

10.26#

Amendment, dated May 4, 2015, to Employment Agreement between Bruce Telkamp and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2015.

10.27#

Employment Agreement, dated June 8, 2015, between Health Insurance Innovations, Inc. and Patrick R. McNamee. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 10, 2015.

10.28#

Separation Agreement and General Release, dated June 9, 2015, between Health Insurance Innovations, Inc. and Michael A. Petrizzo, Jr.  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 10, 2015.

Exhibit No.	Description
10.29#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015.
10.30#

Form of Stock Appreciation Rights Award Agreement, dated July 1, 2015, granted to Bruce Telkamp and Sheldon Wang under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 7, 2015.

10.31#

Second Amended and Restated Employment Agreement, dated September 16, 2015, between Michael Hershberger and Health Insurance Innovations, Inc.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2015.

10.32#

First Amendment to Employment Agreement, dated November 9, 2015, between the Company and Patrick R. McNamee.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2015.

10.33#

Stock Appreciation Rights Award Agreement, dated November 9, 2015, between the Company and Patrick R. McNamee under the Long Term Incentive Plan.  Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 10, 2015.

10.34#

First Amendment to Employment Agreement, dated November 9, 2015, between the Company and Michael W. Kosloske.  Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 10, 2015.

21*	List of subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32*	Section 1350 Certifications.
100.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Document.
*	Document is filed with this Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
†

The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.