Form 10-Q
period 2016-03-31
Health Insurance Innovations, Inc.
filed 2016-05-09
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission File Number: 1-35811

Health Insurance Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1282634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15438 N. Florida Avenue, Suite 201
Tampa, FL 33613
(Address of Principal Executive Offices)

(877) 376-5831

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of May 6, 2016, the registrant had 7,910,086 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,845	$7,695
Restricted cash	12,051	7,906
Accounts receivable, net, prepaid expenses and other current assets	1,690	1,778
Secured distributor financing	36,581	24,531
Income taxes receivable	96	591
Total current assets	57,263	42,501
Property and equipment, net	2,576	2,004
Goodwill	41,076	41,076
Intangible assets, net	9,504	10,061
Other assets	139	142
Total assets	$110,558	$95,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,531	$17,847
Deferred revenue	451	384
Current portion of contingent acquisition consideration	259	532
Due to member	535	342
Other current liabilities	207	203
Total current liabilities	23,983	19,308
Revolving line of credit	15,000	7,500
Deferred tax liability	248	358
Due to member	398	406
Other liabilities	107	158
Total liabilities	39,736	27,730
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,086 and 7,910,086 shares issued, respectively; and 7,768,617 and 7,759,092 shares outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	44,953	44,591
Treasury stock, at cost (141,468 and 150,993 shares, respectively)	(1,429)	(1,542)
Accumulated deficit	(2,188)	(3,093)
Total Health Insurance Innovations, Inc. stockholders’ equity	41,351	39,971
Noncontrolling interests	29,471	28,083
Total stockholders’ equity	70,822	68,054
Total liabilities and stockholders’ equity	$110,558	$95,784

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues (premium equivalents of $70,740 and $38,281 for the three months ended March 31, 2016 and 2015, respectively)	$42,490	$22,541
Operating expenses:
Third-party commissions	25,990	10,834
Credit card and ACH fees	883	485
Selling, general and administrative	11,970	11,164
Depreciation and amortization	735	784
Total operating expenses	39,578	23,267
Income (loss) from operations	2,912	(726)

Other (income) expense:
Interest expense (income)	55	(7)
Fair value adjustment to contingent acquisition consideration	—	(491)
Other expense (income)	187	(148)
Net income (loss) before income taxes	2,670	(80)
Provision (benefit) for income taxes	384	(336)
Net income	2,286	256
Net income attributable to noncontrolling interests	1,381	203
Net income attributable to Health Insurance Innovations, Inc.	$905	$53

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.12	$0.01
Diluted	$0.12	$0.01
Weighted average Class A common shares outstanding
Basic	7,563,555	7,515,053
Diluted	7,699,866	7,714,339

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interests	Equity
Balance as of January 1, 2015	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	601	864	1,465
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuance of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in Treasury from restricted share vesting	(17,081)	—	—	—	—	17,081	(95)	—	—	(95)
Forfeiture of restricted stock held in Treasury	(164,132)	—	—	—	2,125	164,132	(2,125)	—	—	—
Issuances of restricted shares from treasury	151,216	—	—	—	(1,545)	(151,216)	1,545	—	—	—
Stock compensation expense	—	—	—	—	1,364	—	—	—	—	1,364
Distributions	—	—	—	—	—	—	—	—	(872)	(872)
Balance as of December 31, 2015	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	905	1,381	2,286
Class A common stock withheld in Treasury from restricted share vesting	(4,132)	—	—	—	—	4,132	(25)	—	—	(25)
Issuances of Class A common stock from treasury	13,657	—	—	—	(124)	(13,657)	138	—	—	14
Stock compensation expense	—	—	—	—	486	—	—	—	—	486
Contributions	—	—	—	—	—	—	—	—	7	7
Balance as of March 31, 2016 (unaudited)	7,768,617	$8	6,841,667	$7	$44,953	141,468	$(1,429)	$(2,188)	$29,471	$70,822

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$2,286	$256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	486	61
Depreciation and amortization	735	784
Fair value adjustments to contingent acquisition consideration	—	(491)
Gain on deconsolidation of variable interest entity	—	(189)
Deferred income taxes	(110)	(391)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(4,145)	1,332
Decrease in accounts receivable, prepaid expenses and other assets	91	635
Increase in secured distributor financing	(12,050)	(2,924)
Decrease (increase) in income taxes receivable	495	(103)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,685	(2,187)
Increase in deferred revenue	67	86
Increase in due to related parties pursuant to tax receivable agreement	185	125
Net cash used in operating activities	(7,275)	(3,006)
Investing activities:
Capitalized internal-use software and website development costs	(746)	(373)
Issuance of note receivable	—	(1,014)
Proceeds from sale of available-for sale securities	—	461
Purchases of property and equipment	(4)	(26)
Net cash used in investing activities	(750)	(952)
Financing activities:
Proceeds from borrowings under revolving line of credit	7,500	—
Payments for contingent acquisition consideration	(273)	(450)
Payments for noncompete obligation	(48)	(49)
Class A common stock withheld in treasury from restricted share vesting	(25)	(35)
Issuances of Class A common stock from treasury	14	—
Purchases of treasury stock	—	(482)
Contributions from (Distributions to) member	7	(319)
Net cash provided by (used in) financing activities	7,175	(1,335)
Net decrease in cash and cash equivalents	(850)	(5,293)
Cash and cash equivalents at beginning of period	7,695	15,985
Cash and cash equivalents at end of period	$6,845	$10,692

Supplemental disclosure of cash flow information:
Cash paid for interest	30	—
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash investing activities:
Capitalized software and website development costs included in accounts payable	14	120

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly-owned subsidiaries, and Variable Interest Entities (“VIE”), of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2016.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO which closed on February 13, 2013. However, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

Our Reorganization and IPO

HII was incorporated in the State of Delaware in October 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See Note 7 for more information about the IPO.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of March 31, 2016, Michael Kosloske, our Executive Chairman of the Board and Chief of Product Innovation, beneficially owns 46.8% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of March 31, 2016, and December 31, 2015, (i) the Series A Membership Interests held by HII represent 53.2% and 53.1%, respectively, of the outstanding membership interests, 53.2% and 53.1%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.8% and 46.9%, respectively, of the outstanding membership interests, 46.8% and 46.9%, respectively, of the economic interests and no voting interest in HPIH.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense and third-party obligors payable from restricted cash and including such amounts in cash and cash equivalents in the accompanying consolidated statements of cash flows.

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

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Restricted Cash

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as restricted cash in the accompanying condensed consolidated balance sheets with the related liabilities reported in accounts payable. The company previously referred to such restricted cash as cash held on behalf of others.

The company also holds restricted cash as pledged deposits with certain institutions of which the company owns but cannot access. These deposits are contractually required and are pledged as security for such institutions. At March 31, 2016, $1.9 million was held restricted for this purpose. No such amounts were restricted as of December 31, 2015.

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

In March 2016, the FASB issued an amendment to its accounting guidance for stock compensation as part of the FASB’s simplification initiative. The amendments affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In November 2015, the FASB issued an amendment to its accounting guidance related to the classification of deferred tax assets and liabilities. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and companies may elect retrospective or prospective application. This Accounting Standard Update (“ASU”) was introduced as part of the FASB’s simplification initiative and we have elected to early adopt this guidance as of December 31, 2015 as we find the grouping of all deferred taxes as non-current to be favorable.

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2016 and all interim periods within. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2016. The impact of adopting this pronouncement on our condensed consolidated financial statements will be immaterial.

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

2. Variable Interest Entities

HPIH

As of March 31, 2016, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 53.2% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 7 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of March 31, 2016, HII holds 100% of the voting power and 53.2% of the membership and economic interest in HPIH.

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

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration. The parties agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note. As such, the note is included in advanced commissions in the accompanying condensed consolidated balance sheets. In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016. As of December 31, 2015, SIL did not report positive EBITDA and therefore, no payment has been made on the 2015 contingent consideration.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our consolidated financial statements. The results of operations of SIL are included in the accompanying condensed consolidated financial statements through the date of the Unit Purchase Agreement.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of March 31, 2016 and December 31, 2015 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in the carrying amounts of goodwill.

Other intangible assets

Our other intangible assets arose primarily from acquisitions described in our Annual Report on Form 10-K for the year ended December 31, 2015 and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of March 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(243)	$1,134
Carrier network	5.0	40	(36)	4
Distributor relationships	6.8	4,059	(2,383)	1,676
Noncompete agreements	4.7	987	(733)	254
Customer relationships	4.7	1,484	(1,060)	424
Capitalized software	6.6	8,571	(2,559)	6,012
Total intangible assets		$16,518	$(7,014)	$9,504

Major classes of intangible assets as of December 31, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(219)	$1,158
Carrier network	5.0	40	(35)	5
Distributor relationships	7.9	4,059	(2,234)	1,825
Noncompete agreements	4.7	987	(679)	308
Customer relationships	4.7	1,484	(1,019)	465
Capitalized software	6.6	8,571	(2,271)	6,300
Total intangible assets		$16,518	$(6,457)	$10,061

Amortization expense for the three months ended March 31, 2016 and 2015 was $558,000 and $736,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2016 and in each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2016	$1,596
2017	1,965
2018	1,725
2019	1,338
2020	1,338
2021	685
Thereafter	857
Total	$9,504

4. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2016	December 31, 2015
Carriers and vendors payable	$9,858	$7,364
Commissions payable	5,054	3,830
Accrued wages	2,257	1,140
Accrued refunds	1,328	2,049
Accounts payable	1,990	670
Accrued professional fees	317	175
Accrued credit card/ACH fees	317	293
Accrued interest	-	3
Accrued restructuring	262	1,304
Other accrued expenses	1,148	1,019
Total accounts payable and accrued expenses	$22,531	$17,847

5. Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%, which at March 31, 2016 and December 31, 2015 was 2.39% and 2.38%, respectively. As of March 31, 2016 and December 31, 2015, we have drawn $15 million and $7.5 million on the RLOC, respectively. The outstanding balance on the RLOC as of March 31, 2016 was $15 million and there is no remaining amount available to be drawn upon the RLOC.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. As of March 31, 2016 and December 31, 2015, the company was in compliance with all covenants of the RLOC agreement.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at March 31, 2016. As of March 31, 2016 and December 31, 2015, the balance of the deferred financing costs was $13,000 and $15,000, respectively. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

6. Restructuring

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

No expense related to restructuring activities was recorded during the three months ended March 31, 2016. As of March 31, 2016, the remaining liability associated with the restructuring is $262,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of March 31, 2016, the Class A common stockholders had 53.2% of the voting power in HII and the Class B common stockholders had 46.8% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in 000’s):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Health Insurance Innovations, Inc.	$905	$53
Contributions (Distributions)	7	(319)
Total	$912	$(266)

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 1 from our December 31, 2015 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the Exchange Agreement.

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

Treasury Stock

Treasury stock is recorded at cost. As of March 31, 2016 and December 31, 2015, we held 141,468 and 150,993 shares of treasury stock, respectively, recorded at a cost of $1.4 million and $1.5 million, respectively.

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

During the three months ended March 31, 2016 we made no repurchases under the Repurchase Plan. During the three months ended March 31, 2015, we repurchased 67,152 shares of our registered Class A common stock under the Repurchase Plan at an average price per share of $7.17.

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

During the three months ended March 31, 2016, 4,132 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 13,657 options were exercised and converted to Class A common stock out of treasury. No shares were transferred to Treasury as the result of forfeitures of restricted stock awards. During the three months ended March 31, 2015, 5,433 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, and 150,000 shares were transferred to Treasury as the result of forfeitures of restricted stock awards.

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

None of the stock-based compensation was capitalized during the three months ended March 31, 2016 and 2015, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free rate	1.4%	1.6%
Expected life	4.6 years	4.9 years
Expected volatility	56.7%	40.7%
Expected dividend	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted shares issued	—	—
SARs issued	15	10
Stock options issued	—	—

There were no forfeitures and no SARs were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2015, 175,000 SAR and 150,000 restricted share awards were forfeited. All of these awards were unvested. No SARs were exercised during the three months ended March 31, 2015.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted shares	$165	$(66)
SARs	280	(4)
Stock options	41	131
	$486	$61

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2016 ($ in thousands):

		Weighted Average Remaining years
Restricted shares	$532	1.7
SARs	1,323	1.7
Stock options	64	0.9
	$1,919

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

No SARs were exercised during the three months ended March 31, 2016 or 2015. During the three months ended March 31, 2016, there were no outstanding awards forfeited. During the three months ended March 31, 2015, there were 150,000 outstanding awards forfeited.

There were 13,657 options exercised during the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, the settlement of stock based incentive plans resulted in a cash outflow of $25,000 and $35,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. We recognized an income tax benefit of $15,000 and $54,000 from stock-based activity for the three months ended March 31, 2016 and 2015.

9. Net Income per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three months ended March 31, 2016 and 2015 were as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Basic net income attributable to Health Insurance Innovations, Inc.	$905	$53
Average shares—basic	7,563,555	7,515,053
Effect of dilutive securities:
Restricted shares	79,271	181,928
SARs	11,066	—
Stock options	45,974	17,358
Average shares—diluted	7,699,866	7,714,339
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.12	$0.01
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.12	$0.01

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

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted shares	—	14
SARs	27	419
Stock options	—	23

Additionally, potential common stock totaling 6,841,667 shares at March 31, 2016 and 2015 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 for further details on the exchange agreement.

10. Income Taxes

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

The effective tax rate for the three months ended March 31, 2016 was 14.4%. The effective tax rate for the three months ended March 31, 2015 was (414.2%). For the three months ended March 31, 2016 and 2015, the respective provision and benefit for income taxes were $384,000 and $336,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

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

We recorded a valuation allowance against all of the deferred tax assets of HII as of both March 31, 2016, and December 31, 2015. We intend to continue maintaining a full valuation allowance on all of the deferred tax assets of HII until there is sufficient evidence to support the reversal of all or some portion of this allowance. Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance would result in the recognition of certain deferred tax assets in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties. A reduction of the valuation allowance would also result in the recognition of a tax receivable agreement obligation. See Note 11 for further information.

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

For the three months ended March 31, 2016 and 2015, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of March 31, 2016 and 2015, respectively. The Company’s 2012 through 2015 tax years remain subject to examination by tax authorities.

11. Commitments and Contingencies

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

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder, Executive Chairman of the Board, and Chief of Product Innovation. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of March 31, 2016, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 7 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $933,000 pursuant to the TRA as of March 31, 2016. We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2016. Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related to the tax receivable agreement. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. Our total liability pursuant to the tax receivable agreement for exchange transactions completed through March 31, 2016 would be $11.3 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. We have made no payments under the tax receivable agreement as of March 31, 2016, but plan to make payments under the tax receivable agreement during the year ended December 31, 2016.

Distributor Advanced Commissions

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. While the company does not expect to continue the same degree of historic expansion with the advanced commissions program, the company is in pursuit of additional sources of funding to complement the program should additional growth be appropriate.

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

Legal Proceedings

As of March 31, 2016, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

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

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of Secured and ASIA includes periodic cash payments, as described in Note 2 in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, and were valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by Secured to receive payment and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of the A.R.I.E.S System as described in Note 11 is primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015, respectively, approximate fair value because of the short-term duration of these instruments.

As of March 31, 2016, our assets and liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of March 31, 2016
	March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$247	$—	$247	$—
Contingent acquisition consideration	259	—	—	259
	$506	$—	$247	$259

As of December 31, 2015, our assets and liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$291	$—	$291	$—
Contingent acquisition consideration	532	—	—	532
	$823	$—	$291	$532

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2015	$4,400
Issuance and settlements, net	(2,603)
Realized gain included in income	(1,265)
Balance as of December 31, 2015	$532
Issuance and settlements, net	(273)
Realized gain included in income	—
Balance as of March 31, 2016	$259

Realized and unrealized loss on the contingent acquisition consideration are included in fair value adjustment of contingent consideration on the accompanying condensed consolidated statements of operations.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. During the three months ended March 31, 2015, we had two reportable segments: IPD and HP; however during the three months ended June 30, 2015, the structure of our organization changed such that our President and Chief Executive Officer became our named CODM. HP is viewed by our CODM as a component of the operations comprising the IPD segment. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at March 31, 2016 and December 31, 2015, we had one reportable operating and geographic segment.

14. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the three months ended March 31, 2016 and 2015, HPIH received cash refunds and paid cash distributions of $7,000 and $319,000, respectively, for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Tax Receivable Agreement

As discussed in Note 11, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of March 31, 2016, we have made no such payments under the TRA. As of March 31, 2016, we would be obligated to pay $933,000 pursuant to the TRA, of which $535,000 is included in current liabilities and $398,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2015, $748,000 was payable pursuant to the TRA, of which $342,000 was included in current liabilities and $406,000 was included in long-term liabilities on the accompanying condensed consolidated balance sheets. Our total liability pursuant to the TRA for exchange transactions completed through March 31, 2016 would be $11.3 million if we generate sufficient taxable income in the future.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. In March 2015, HPIH sold its interest in SIL to HBO and HBO ceased being a related party. See Note 2 for more information on this joint venture. HBO was a related party by virtue of its 50% ownership of membership interests in SIL. While HBO was considered a related party, during the three months ended March 31, 2015, we made net advanced commissions payments of $907,000 and recognized $3.0 million of commission expense related to HBO. As of March 31, 2016 and December 31, 2015, the advanced commissions balance related to HBO included in the accompanying condensed consolidated balance sheets was $22.1 million and $15.4 million, respectively.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and those factors discussed in “Part II – Item 1A. Risk Factors” below. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II – Item 1A. Risk Factors” below.

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

As of March 31, 2016, we had 257,928 total plans in force, compared with 101,502 on March 31, 2015. For the three months ended March 31, 2016, our premium equivalents and revenues were $70.7 million and $42.5 million, respectively, representing increases of 84.8% and 88.5% when compared to the three months ended March 31, 2015. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Premium equivalents	$70,740	$38,281
Less risk premium	26,882	14,906
Less amounts earned by third party obligors	1,368	834
Revenues	$42,490	$22,541

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

The following table presents the number of policies in force by product type as of March 31, 2016 and 2015:

	As of March 31,
	2016	2015	Change (%)
IFP	115,298	45,769	151.9%
Supplemental products	142,630	55,733	155.9%
Total	257,928	101,502	154.1%

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Premium equivalents	$70,740	$38,281
Less risk premium	26,882	14,906
Less amounts earned by third party obligors	1,368	834
Revenues	42,490	22,541
Third-party commissions	25,990	10,834
Credit card and ACH fees	883	485
Adjusted gross margin	$15,617	$11,222

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$2,286	$256
Interest expense (income)	55	(7)
Depreciation and amortization	735	784
Provision (benefit) for income taxes	384	(336)
EBITDA	3,460	697
Non-cash stock-based compensation	486	61
Fair value adjustment to contingent consideration	—	(491)
Transaction costs	—	24
Tax receivable agreement liability adjustment	185	125
Other non-recurring charges	119	(70)
Adjusted EBITDA	$4,250	$346

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

The following table presents a reconciliation of adjusted EBITDA to adjusted net income and adjusted net income per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$4,250	$346
Depreciation	(178)	(48)
Adjusted pre-tax income	4,072	298
Provision for income taxes	(1,547)	(113)
Adjusted net income	$2,525	$185
Total weighted average diluted share count	14,542	14,556
Adjusted net income per share	$0.17	$0.01

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

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

Revenues for the three months ended March 31, 2016 were $42.5 million, an increase of $19.9 million, or 88.5%, compared to the same period in 2015. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to the continuing expansion of our distribution network. Premium equivalents increased $32.5 million whereas risk premiums and third-party expenses which are subtracted from premium equivalents to arrive at revenue, increased by $12.5 million.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we expect third-party commissions as a percentage of revenue to remain generally consistent with prior periods.

Third-party commissions for the three months ended March 31, 2016 were $26.0 million, an increase of $15.2 million, or 139.9%, compared to the three months ended March 31, 2015. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 61.2% and 36.7% of revenues and premium equivalents, respectively, for the three months ended March 31, 2016 as compared to 48.1% and 28.3% of revenues and premium equivalents for the three months ended March 31, 2015. These increases were largely the result of a revenue mix shift towards non-owned call centers and away from owned call centers due to the restructuring of two of our call centers in November 2015 and increased incentives provided to several third-party distributors during the quarter. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advanced commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the for the three months ended March 31, 2016 were $883,000, an increase of $398,000, or 82.1%, compared to the three months ended March 31, 2015. The increase in credit card and ACH fees was primarily due to the increase in the number of policies in force.

Credit card and ACH fees represented 2.1% and 1.2% of revenues and premium equivalents, respectively, for the three months ended March 31, 2016 as compared to 2.2% and 1.3% of revenues and premium equivalents for the three months ended March 31, 2015. These fluctuations are in line with our expectations and consistent over prior year.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category for the three months ended March 31, 2015 but only include ASIA for the three months ended March 31, 2016 because of the restructuring that occurred in 2015. See Note 6 for further information on the restructuring.

S, G & A expense for the three months ended March 31, 2016 was $12.0 million. This represents an increase of $806,000, or 7.2% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

S, G & A expense represented 28.2% and 16.9% of revenues and premium equivalents, respectively, for the three months ended March 31, 2016 as compared to 49.5% and 29.2% of revenues and premium equivalents for the three months ended March 31, 2015.

The decrease in S, G & A expenses for the three months ended March 31, 2016 compared to the same period 2015 was primarily attributable to the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended March 31, 2016 was $735,000, a decrease of $49,000, or (6.3%), compared to the three months ended March 31, 2015. The decrease in depreciation and amortization was primarily driven by the write-off of assets associated with the restructuring in 2015 offset by the amortization of acquired intangible assets. See Note 6 for further information on the restructuring.

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

No expense related to restructuring activities was recorded during the three months ended March 31, 2016. As of March 31, 2016, the remaining liability associated with the restructuring is $262,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet. See Note 6 of the accompanying condensed consolidated financial statements for further information about our restructuring activities.

Other Income (Expense)

Other expense was $187,000 for the three months ended March 31, 2016, of which $185,000 related to expenses recorded pursuant to a Tax Receivable Agreement (“TRA”). Other income of $148,000 for the three months ended March 31, 2015 included a $189,000 gain on the deconsolidation of SIL and $87,000 in fees related to advancing of commissions. These increases were partially offset by $125,000 of expenses recorded pursuant to the TRA.

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2016 and 2015, we recorded a respective provision and benefit for income taxes of $384,000 and $336,000, reflecting an effective tax rate of 14.4% and (414.2%), respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 were significantly impacted by a change in the valuation allowance provided against our deferred tax assets as we believe it is more likely than not that some of our deferred tax assets will not be realized. See Note 10 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2016, we had a 53.2% economic interest in HPIH, and HPI had a 46.8% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net income and loss attributable to HII for the respective three months ended March 31, 2016 and 2015 included HII’s share of its consolidated entities’ net income and loss, and a respective provision and benefit for income taxes of $384,000 and $336,000.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as the selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and the Exchange Agreement, we issued 1,725,000 shares of Class A common stock, at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. We immediately used these proceeds to acquire Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to sell to the underwriter for resale all 1,725,000 shares of Class A common stock. No shares were sold by the Company in this offering, and the Company did not receive any of the proceeds from the sale by the Selling Stockholders. The sale by the Selling Stockholders was made pursuant to the registration statement on Form S-3 described above. No other shares of Class A common stock have been issued or sold pursuant to the registration statement on Form S-3. See Note 7 of the accompanying condensed consolidated financial statements for more information on this transaction and the Exchange Agreement.

Liquidity and Capital Resources

General

As of March 31, 2016, we had $6.8 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into the RLOC for $15.0 million with a bank. As of March 31, 2016, we have drawn $15 million against the line of credit primarily in support of expanding the advanced commission program. The purpose of the RLOC is to provide working capital, expand the advanced commission program, and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. While the company does not expect to continue the same degree of historic expansion with the advanced commission program, the company is in pursuit of additional sources of funding to complement the program should additional growth be appropriate.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was primarily the result of a $12.1 million increase in advanced commissions and an increase in restricted cash of $4.1 million. These uses of cash were partially offset by a $4.7 million increase in accounts payable, accrued expenses and other liabilities. The cash used in operating activities for the three months ended March 31, 2015 was primarily the result of a $2.9 million increase in advanced commissions, a $2.2 million decrease in accounts payable, accrued expenses and other liabilities offset by $1.3 million decrease in restricted cash.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2016 were attributable to capitalized internal-use software and website development costs of $746,000. Investing activities for the three months ended March 31, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $373,000 of capitalized website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, cash provided by financing activities of $7.2 million was primarily driven by the proceeds of $7.5 million from borrowing under the revolving line of credit, partially offset by payments of $273,000 of contingent acquisition consideration. During the three months ended March 31, 2015, cash used in financing activities was $1.3 million, consisting primarily of $482,000 to repurchase shares of our Class A common stock under a share repurchase plan, $450,000 in payments of contingent acquisition consideration, and $319,000 in distributions to members of HPIH.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of March 31, 2016, we have drawn $15 million against the RLOC primarily to support the expansion of the advanced commissions program.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in consolidated balance sheet at March 31, 2016. The financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt. The unamortized balance as of March 31, 2016 was $13,000.

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

Restricted Cash

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these premiums to our contracted insurance carriers, discount benefit vendors and distributors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as restricted cash in the accompanying condensed consolidated balance sheets with the related liabilities reported in accounts payable. The company previously referred to such restricted cash as cash held on behalf of others.

The company also holds restricted cash as pledged deposits with certain institutions of which the company owns but cannot access. These deposits are contractually required and are pledged as security for such institutions. At March 31, 2016, $1.9 million was held restricted for this purpose. No such amounts were restricted as of December 31, 2015.

Revenue Recognition

Our revenues consist primarily of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of March 31, 2016 and December 31, 2015 was $383,000 and $352,000, respectively.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required. As of March 31, 2016 we have one reporting unit and the most recent impairment assessment as of October 1, 2015 did not indicate impairment. See Note 13 of the accompanying condensed consolidated financial statements for further information on our change in reporting units.

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

See Note 2 in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K and Note 3 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of March 31, 2016 and December 31, 2015, respectively.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 3 of the accompanying condensed consolidated financial statements for further information on our intangible assets.

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

In March 2016, the FASB issued an amendment to its accounting guidance for stock compensation as part of the FASB’s simplification initiative. The amendments affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2017.We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In November 2015, the FASB issued an amendment to its accounting guidance related to the classification of deferred tax assets and liabilities. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and companies may elect retrospective or prospective application. This update was introduced as part of the FASB’s simplification initiative and we have elected to early adopt this guidance as of December 31, 2015 as we find the grouping of all deferred taxes as non-current to be favorable.

In April 2015, the FASB issued an update to its accounting guidance related to debt issuance costs as a part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2016 and all interim periods within. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2016. The impact of adopting this pronouncement on our condensed consolidated financial statements will be immaterial.

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

Carrier Concentration

For the three months ended March 31, 2016, two carriers accounted for 26% and 23% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 44% and 26% of our premium equivalents.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

Share Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization. The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods. The Repurchase Plan commenced on December 19, 2014. During the three months ended March 31, 2016, we have not repurchased any shares of our registered Class A common stock under our Repurchase Plan.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2016 through January 31, 2016	-		-	-	682,830
February 1, 2016 through February 29, 2016	-		-	-	682,830
March 1, 2016 through March 31, 2016	4,132	(2)	-	-	682,830
Total	4,132			-	682,830

(1)	A total of 117,170 shares were repurchased under the Repurchase Plan since the inception of the Repurchase Plan on December 19, 2014.

(2)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics for our business and our employees, officers and directors. We have posted a copy of the Code of Business Conduct and Ethics on our investor relations section of our website located at www.hiiquote.com. We intend to post notice of any waiver from, or amendment to, any provision of our Code of Business Conduct and Ethics on our website.

Demand Letter

On May 2, 2016, we received a letter from a law firm on behalf of a purported stockholder alleging that we violated the terms of our Long Term Incentive Plan (the “LTIP”) by granting stock appreciation rights (SARs) in excess of the LTIP’s annual per-person limits and that we failed to disclose related material information in the proxy statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). The demand letter, among other things, alleges that the Compensation Committee of the Board of Directors granted SARs in excess of the LTIP’s annual per-person limits to our President and Chief Executive Officer, Patrick R. McNamee, and that the 2016 Proxy Statement failed to disclose that Mr. McNamee was granted awards in excess of the LTIP limit. As the administrator of the LTIP, the Compensation Committee has full power and authority to, among other things, interpret and administer the LTIP, including any awards made under the LTIP. The Compensation Committee, in connection with the 725,000 SARs granted to Mr. McNamee, interpreted the LTIP to permit the award of up to 200,000 SARs as well as up to 525,000 Other Stock-Based Awards, which may consist of SARs or any other type of award, that qualify as “qualified performance-based compensation” under Section 162(m). Accordingly, we believe that the SARs awarded to Mr. McNamee are fully consistent with the terms of the stockholder-approved LTIP. The forgoing assessment consists of our view of the underlying facts relating to the allegations made in the demand letter. To date, no lawsuit has been filed, although we can offer no assurances that no lawsuit will be filed in the future. We believe that the allegations in the demand letter are meritless and that we have legal and factual defenses to such allegations.

While our management generally believes the allegations in the demand letter are without merit, on May 9, 2016, we made certain supplemental disclosures to our stockholders in advance of the 2016 Annual Meeting of Stockholders to ensure that stockholders have all information necessary for an informed vote.

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

HEALTH INSURANCE INNOVATIONS, INC.

May 9, 2016	/s/ Patrick R. McNamee
PATRICK R. MCNAMEE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2016	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER (PRINCIPAL FINANCIAL OFFICER)

