Form 10-Q
period 2016-06-30
Health Insurance Innovations, Inc.
filed 2016-08-08
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 5, 2016, the registrant had 7,910,086 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,269	$7,695
Restricted cash	15,682	7,906
Accounts receivable, net, prepaid expenses and other current assets	1,478	1,778
Advanced commissions, net	32,803	24,531
Income taxes receivable	—	591
Total current assets	59,232	42,501
Property and equipment, net	3,205	2,004
Goodwill	41,076	41,076
Intangible assets, net	8,946	10,061
Other assets	264	142
Total assets	$112,723	$95,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,096	$17,847
Deferred revenue	160	384
Current portion of contingent acquisition consideration	—	532
Income taxes payable	296	—
Due to member	790	342
Other current liabilities	211	203
Total current liabilities	22,553	19,308
Revolving line of credit	14,000	7,500
Deferred tax liability	109	358
Due to member	387	406
Other liabilities	186	158
Total liabilities	37,235	27,730
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,086 and 7,910,086 shares issued, respectively; and 7,791,225 and 7,759,092 shares outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	45,185	44,591
Treasury stock, at cost (118,860 and 150,993 shares, respectively)	(1,190)	(1,542)
Accumulated deficit	(331)	(3,093)
Total Health Insurance Innovations, Inc. stockholders’ equity	43,679	39,971
Noncontrolling interests	31,809	28,083
Total stockholders’ equity	75,488	68,054
Total liabilities and stockholders' equity	$112,723	$95,784

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (premium equivalents of $76,977 and $38,531 for the three months ended June 30, 2016 and 2015, respectively and $147,717 and $76,812 for the six months ended June 30, 2016 and 2015, respectively)	$44,494	$22,747	$86,984	$45,288
Operating expenses:
Third-party commissions	25,859	11,260	51,849	22,094
Credit card and ACH fees	974	527	1,857	1,012
Selling, general and administrative	11,697	10,351	23,667	21,515
Depreciation and amortization	797	784	1,532	1,568
Total operating expenses	39,327	22,922	78,905	46,189
Income (loss) from operations	5,167	(175)	8,079	(901)

Other (income) expense:
Interest expense (income)	100	(10)	155	(17)
Fair value adjustment to contingent acquisition consideration	15	105	15	(386)
Other expense (income)	245	(105)	432	(253)
Net income (loss) before income taxes	4,807	(165)	7,477	(245)
Provision for income taxes	537	373	921	37
Net income (loss)	4,270	(538)	6,556	(282)
Net income (loss) attributable to noncontrolling interests	2,413	(212)	3,794	(9)
Net income (loss) attributable to Health Insurance Innovations, Inc.	$1,857	$(326)	$2,762	$(273)

Per share data:
Net income (loss) per share attributable to Health Insurance Innovations, Inc.
Basic	$0.24	$(0.04)	$0.36	$(0.04)
Diluted	$0.24	$(0.04)	$0.36	$(0.04)
Weighted average Class A common shares outstanding
Basic	7,592,972	7,516,308	7,578,264	7,515,684
Diluted	7,732,664	7,516,308	7,716,202	7,515,684

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Accumulated Deficit	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2015	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	601	864	1,465
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuance of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in Treasury from restricted share vesting	(17,081)	—	—	—	—	17,081	(95)	—	—	(95)
Forfeiture of restricted stock held in Treasury	(164,132)	—	—	—	2,125	164,132	(2,125)	—	—	—
Issuances of restricted shares from treasury	151,216	—	—	—	(1,545)	(151,216)	1,545	—	—	—
Stock compensation expense	—	—	—	—	1,364	—	—	—	—	1,364
Distributions	—	—	—	—	—	—	—	—	(872)	(872)
Balance as of December 31, 2015	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	2,762	3,794	6,556
Class A common stock withheld in Treasury from restricted share vesting	(6,531)	—	—	—	—	6,531	(39)	—	—	(39)
Forfeiture of restricted stock held in Treasury	(3,200)	—	—	—	30	3,200	(30)	—	—	—
Issuances of restricted shares from treasury	26,584	—	—	—	(267)	(26,584)	267	—	—	—
Issuances of Class A common stock from treasury	15,280	—	—	—	(138)	(15,280)	154	—	—	16
Stock compensation expense	—	—	—	—	969	—	—	—	—	969
Distributions	—	—	—	—	—	—	—	—	(68)	(68)
Balance as of June 30, 2016 (unaudited)	7,791,225	$8	6,841,667	$7	$45,185	118,860	$(1,190)	$(331)	$31,809	$75,488

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$6,556	$(282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	969	687
Depreciation and amortization	1,532	1,568
Fair value adjustments to contingent acquisition consideration	—	(386)
Gain on deconsolidation of variable interest entity	—	(189)
Deferred income taxes	(249)	80
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(7,776)	704
Decrease in accounts receivable, prepaid expenses and other assets	178	905
Increase in advanced commissions	(8,272)	(4,772)
Decrease (increase) in income taxes receivable	591	(199)
Increase in income taxes payable	296	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,381	(808)
Increase in deferred revenue	(224)	84
Increase in due to related parties pursuant to tax receivable agreement	429	106
Net cash used in operating activities	(2,589)	(2,502)
Investing activities:
Capitalized internal-use software and website development costs	(1,609)	(795)
Issuance of note receivable	—	(1,014)
Proceeds from repayment of note receivable	—	30
Proceeds from sale of available-for sale securities	—	461
Purchases of property and equipment	(9)	(63)
Net cash used in investing activities	(1,618)	(1,381)
Financing activities:
Proceeds from borrowings under revolving line of credit	7,500	—
Payments on borrowings under revolving line of credit	(1,000)	—
Payments for contingent acquisition consideration	(532)	(2,056)
Payments for noncompete obligation	(96)	(96)
Class A common stock withheld in treasury from restricted share vesting	(39)	(89)
Issuances of Class A common stock from treasury	16	—
Purchases of treasury stock	—	(520)
Distributions to member	(68)	(657)
Net cash provided by (used in) financing activities	5,781	(3,418)
Net increase (decrease) in cash and cash equivalents	1,574	(7,301)
Cash and cash equivalents at beginning of period	7,695	15,986
Cash and cash equivalents at end of period	$9,269	$8,685

Supplemental disclosure of cash flow information:
Cash paid for interest	138	—
Cash paid for income taxes	430	—
Supplemental disclosure of non-cash investing activities:
Capitalized software and website development costs included in accounts payable	—	100

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

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2016.

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

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term Term Health Insurance to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the Patient Protection and Affordable Care Act (“PPACA”) era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

Our History

Our business began operations as HPI in 2008. To facilitate the IPO, HII was incorporated in the State of Delaware in October 2012. In November 2012, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its subsidiaries.

Our Reorganization and IPO

HII was incorporated in the State of Delaware in October 2012 to facilitate the IPO and to become a holding company owning as its principal asset membership interests in HPIH. Since November 2012, we have operated our business through HPIH and its consolidated subsidiaries. See [Note 7] for more information about the IPO.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of June 30, 2016, Michael Kosloske, our Executive Chairman of the Board and Chief of Product Innovation, beneficially owns 46.7% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of June 30, 2016, and December 31, 2015, (i) the Series A Membership Interests held by HII represent 53.3% and 53.1%, respectively, of the outstanding membership interests, 53.3% and 53.1%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.7% and 46.9%, respectively, of the outstanding membership interests, 46.7% and 46.9%, respectively, of the economic interests and no voting interest in HPIH.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications include excluding amounts payable for third-party commission expense and third-party obligors payable from restricted cash and including such amounts in cash and cash equivalents in the accompanying condensed consolidated statements of cash flows.

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

The Company also holds restricted cash as pledged deposits with certain institutions. These deposits are contractually required and are pledged as security for such institutions. At June 30, 2016, $5.0 million was held restricted for this purpose. No such amounts were restricted as of December 31, 2015.

Stock-based Compensation

During the second quarter of 2016, the company issued stock appreciation rights (“SARs”) that contain performance vesting conditions. In accordance with GAAP, performance conditions that affect vesting are not reflected in estimating the fair value of an award at the grant date and accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. As such, management must make certain judgements regarding the probability of achievement of certain targets defined within the respective SAR agreements that may materially affect the timing of recognized compensation cost, if any at all.

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

2. Variable Interest Entities

As of June 30, 2016, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 53.3% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 7 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of June 30, 2016, HII holds 100% of the voting power and 53.3% of the membership and economic interest in HPIH.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of June 30, 2016 and December 31, 2015 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in the carrying amounts of goodwill.

During the second quarter of 2016, the Department of Health and Human Services issued a proposal to limit the duration of STM to a period of no longer than three months compared to the current period of up to one year. The proposed rule led to a decline in stock price which was deemed to be a triggering event for a goodwill impairment analysis and accordingly the Company performed step one of the two step impairment test under GAAP. Upon completion of the step one analysis as of June 30, 2016, we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required.

Other intangible assets

Our other intangible assets arose primarily from acquisitions described in our Annual Report on Form 10-K for the year ended December 31, 2015 and consist of a brand, our carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of June 30, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(267)	$1,110
Carrier network	5.0	40	(38)	2
Distributor relationships	6.8	4,059	(2,533)	1,526
Noncompete agreements	4.7	987	(787)	200
Customer relationships	4.7	1,484	(1,100)	384
Capitalized software	6.6	8,571	(2,847)	5,724
Total intangible assets		$16,518	$(7,572)	$8,946

Major classes of intangible assets as of December 31, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(219)	$1,158
Carrier network	5.0	40	(35)	5
Distributor relationships	7.9	4,059	(2,234)	1,825
Noncompete agreements	4.7	987	(679)	308
Customer relationships	4.7	1,484	(1,019)	465
Capitalized software	6.6	8,571	(2,271)	6,300
Total intangible assets		$16,518	$(6,457)	$10,061

Amortization expense for the three months ended June 30, 2016 and 2015 was $557,000 and $736,000, respectively, and for the six months ended June 30, 2016 and 2015 was $1.1 million and $1.5 million, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2016 and in each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2016	$1,039
2017	1,965
2018	1,725
2019	1,338
2020	1,338
2021	685
Thereafter	856
Total	$8,946

4. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2016	December 31, 2015
Carriers and vendors payable	$10,363	$7,364
Commissions payable	3,970	3,830
Accrued wages	1,893	1,140
Accrued refunds	1,620	2,049
Accounts payable	1,030	670
Accrued professional fees	547	175
Accrued credit card/ACH fees	331	293
Accrued interest	-	3
Accrued restructuring	81	1,304
Other accrued expenses	1,261	1,019
Total accounts payable and accrued expenses	$21,096	$17,847

5. Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%, which at June 30, 2016 and December 31, 2015 was 2.42% and 2.38%, respectively. As of June 30, 2016 and December 31, 2015, we have drawn $14 million and $7.5 million on the RLOC, respectively. The outstanding balance on the RLOC as of June 30, 2016 was $14 million and there is $1 million available to be drawn upon the RLOC.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the RLOC agreement.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at June 30, 2016. As of June 30, 2016 and December 31, 2015, the balance of the deferred financing costs was $11,000 and $15,000, respectively. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

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

No expense related to restructuring activities was recorded during the three and six months ended June 30, 2016. As of June 30, 2016, the remaining liability associated with the restructuring is $81,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the condensed consolidated balance sheet.

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of June 30, 2016, the Class A common stockholders had 53.3% of the voting power in HII and the Class B common stockholders had 46.7% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Health Insurance Innovations, Inc.	$1,857	$(326)	$2,762	$(273)
Distributions	(75)	(338)	(68)	(657)
Total	$1,782	$(664)	$2,694	$(930)

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

Treasury Stock

Treasury stock is recorded at cost. As of June 30, 2016 and December 31, 2015, we held 118,860 and 150,993 shares of treasury stock, respectively, recorded at a cost of $1.2 million and $1.5 million, respectively.

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

During the three and six months ended June 30, 2016 we made no repurchases under the Repurchase Plan. During the three and six months ended June 30, 2015, we repurchased 6,700 and 73,852 shares, respectively, of our registered Class A common stock under the Repurchase Plan at an average price per share of $5.80 and $7.05, respectively.

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

During the three and six months ended June 30, 2016, 2,399 and 6,531 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 1,623 and 15,280 options, respectively, were exercised and converted to Class A common stock out of treasury. During the three and six months ended June 30, 2016, 3,200 and 3,200 shares, respectively, were transferred to Treasury as a result of forfeitures of restricted stock awards. During the three and six months ended June 30, 2015, 10,357 and 15,790 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 6,632 and 156,632 shares, respectively, were transferred to Treasury as the result of forfeitures of restricted stock awards. During the three and six months ended June 30, 2015, 81,216 Treasury shares were granted under restricted stock awards.

8. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. In May 2016, the Company’s shareholders approved an increase of 1,000,000 shares of Class A common stock and as of that date, there were 3,250,000 shares of Class A common stock reserved for issuance under the LTIP. As of December 31, 2015, there were 2,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The Company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within S, G & A expense in the condensed consolidated statements of operations.

None of the stock-based compensation was capitalized during the three and six months ended June 30, 2016 and 2015, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Risk-free rate	1.2%	1.5%
Expected life	4.6 years	4.5 years
Expected volatility	55.4%	43.9%
Expected dividend	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted shares	27	81	27	91
SARs	569	395	584	395
Stock options	—	—	—	—

There were no exercises of SARs during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, 12,000 and 22,000 SARs, respectively, and 3,200 and 3,200 restricted share awards, respectively, were forfeited. During the three and six months ended June 30, 2015, 51,000 and 226,000 SARs, respectively, and 6,632 and 156,632 restricted share awards, respectively, were forfeited. All of these awards were unvested. No SARs were exercised during the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016, there were 1,623 and 15,280 options exercised, respectively. During the three and six months ended June 30, 2015, there were no options exercised.

For the three and six months ended June 30, 2016, the settlement of stock based incentive plans resulted in a cash outflow of $14,000 and $39,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. For the three and six months ended June 30, 2015, these settlements resulted in a cash outflow of $54,000 and $89,000, respectively. We recognized an income tax benefit of $28,000 and $42,000 from stock-based activity for the three and six months ended June 30, 2016, respectively, and $37,000 and $91,000 for the three and six months ended June 30, 2015, respectively.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted shares	$130	$330	$295	$264
SARs	323	200	604	196
Stock options	29	96	70	227
	$482	$626	$969	$687

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2016 ($ in thousands):

		Weighted Average Remaining years
Restricted shares	$558	1.8
SARs	2,341	1.6
Stock options	39	0.8
	$2,938

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

9. Net Income per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three and six months ended June 30, 2016 and 2015 were as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income (loss) attributable to Health Insurance Innovations, Inc.	$1,857	$(326)	$2,762	$(273)
Average shares—basic	7,592,972	7,516,308	7,578,264	7,515,684
Effect of dilutive securities:
Restricted shares	77,915	—	78,475	—
SARs	19,353	—	15,886	—
Stock options	42,424	—	43,577	—
Average shares—diluted	7,732,664	7,516,308	7,716,202	7,515,684
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.24	$(0.04)	$0.36	$(0.04)
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.24	$(0.04)	$0.36	$(0.04)

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

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted shares	19	149	24	149
SARs	10	763	17	763
Stock options	—	84	—	84

Additionally, potential common stock totaling 6,841,667 shares at June 30, 2016 and 2015 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 for further details on the exchange agreement.

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

The effective tax rate for the three and six months ended June 30, 2016 was 11.2% and 12.4%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was (226.1%) and (15.1%), respectively. For the three and six months ended June 30, 2016, the provision for income taxes was $539,000 and $921,000, respectively. For the three and six months ended June 30, 2015, the provision for income taxes were $373,000 and $37,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

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

We recorded a valuation allowance against all of the deferred tax assets of HII as of both June 30, 2016, and December 31, 2015. We intend to continue maintaining a full valuation allowance on all of the deferred tax assets of HII until there is sufficient evidence to support the reversal of all or some portion of this allowance. Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance would result in the recognition of certain deferred tax assets in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties. A reduction of the valuation allowance would also result in the recognition of a tax receivable agreement obligation. See Note 11 for further information.

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

For the three and six months ended June 30, 2016 and 2015, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of June 30, 2016 and 2015, respectively. The Company’s 2012 through 2015 tax years remain subject to examination by tax authorities.

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of June 30, 2016, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 7 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $1.2 million pursuant to the TRA as of June 30, 2016. We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2016. Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related to the tax receivable agreement. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. Our total liability pursuant to the tax receivable agreement for exchange transactions completed through June 30, 2016 would be $11.3 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. We have made no payments under the tax receivable agreement as of June 30, 2016, but plan to make payments under the tax receivable agreement during the year ended December 31, 2016.

Distributor Advanced Commissions

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions, net on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. The Company makes an allowance for uncollectible advanced commissions based on an assessment of recoverability. Allowances are applied to advance commissions when events or circumstances indicate that the carrying amount may not be recoverable. While the Company does not expect to continue the same degree of historic expansion with the advanced commissions program, the Company is in pursuit of additional sources of funding to complement the program should additional growth be appropriate.

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

Under the May 2015 Note, HBO is eligible to earn production credits, beginning in January 2016, for each qualifying sale of our products, as defined in the May 2015 Note. Such production credits will be applied based on qualifying sales during each calendar quarter of 2016. Any such production credits earned during calendar year 2016 will be applied against the outstanding balance payable to us under the May 2015 Note in lieu of a cash payment to us but no amount will be payable by us to HBO. The remaining balance under the May 2015 Note was $5,000 at June 30, 2016.

Legal Proceedings

As of June 30, 2016, we had no significant outstanding legal proceedings. We are subject to certain legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, we do not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.

State Regulatory Examinations

The Company has received notification from the Indiana Department of Insurance that a multistate examination has been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. As the Company is a distributor of HCC products, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance will serve as the managing participant of the multistate examination, and the examination will include, among other things, a review of whether HCC (and presumably the Company) has engaged in any unfair or deceptive acts or insurance business practices. In addition to the multistate examination led by Indiana, we are aware that several other states, including Arkansas, Florida, Kansas, Montana, Ohio, South Dakota, and Massachusetts, are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call centers, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that it does not believe are material at this time. It is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies

12. Fair Value Measurements

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

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015, respectively, approximate fair value because of the short-term duration of these instruments.

As of June 30, 2016, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of June 30, 2016
	June 30, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$202	$—	$202	$—
Contingent acquisition consideration	—	—	—	—
	$202	$—	$202	$—

As of December 31, 2015, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$291	$—	$291	$—
Contingent acquisition consideration	532	—	—	532
	$823	$—	$291	$532

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2015	$4,400
Issuance and settlements, net	(2,603)
Realized gain included in income	(1,265)
Balance as of December 31, 2015	$532
Issuance and settlements, net	(532)
Realized gain included in income	—
Balance as of June 30, 2016	$—

Realized and unrealized loss on the contingent acquisition consideration are included in fair value adjustment of contingent consideration on the accompanying condensed consolidated statements of operations.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. During the three months ended March 31, 2015, we had two reportable segments: IPD and HP; however during the three months ended June 30, 2015, the structure of our organization changed such that our President and Chief Executive Officer became our named CODM. HP is viewed by our CODM as a component of the operations comprising the IPD segment. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at June 30, 2016 and December 31, 2015, we had one reportable operating and geographic segment.

14. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the six months ended June 30, 2016 and 2015, HPIH paid cash distributions of $68,000 and $657,000, respectively, for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Tax Receivable Agreement

As discussed in Note 11, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of June 30, 2016, we have made no such payments under the TRA. As of June 30, 2016, we would be obligated to pay $1.2 million pursuant to the TRA, of which $790,000 is included in current liabilities and $387,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2015, $748,000 was payable pursuant to the TRA, of which $342,000 was included in current liabilities and $406,000 was included in long-term liabilities on the accompanying condensed consolidated balance sheets. Our total liability pursuant to the TRA for exchange transactions completed through June 30, 2016 would be $11.3 million if we generate sufficient taxable income in the future.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and those factors, if any, discussed in “Part II – Item 1A. Risk Factors” below. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the following entities on a stand-alone basis: Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII.

We are a developer, distributor, and virtual administrator of affordable cloud-based individual health and family insurance plans and supplemental products. In May 2015, we launched www.AgileHealthInsurance.com, an online direct-to-consumer website, primarily using internal resources at HP.

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

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed a rule, 2016-13583, that potentially impacts short-term, limited-duration insurance, or STM. The rule potentially limits STM duration to three months without the ability for consumers to re-apply or extend the overall duration of the coverage. After the open comment period, we expect HHS to review stakeholder comments and respond within 60 to 90 days thereafter. If no changes are made to the proposal, the rule would go into effect on January 1, 2017.

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

As the managing general underwriter of our individual health insurance plans and supplemental products, we receive substantially all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), fees for distributors, our enrollment fees, and third-party commissions and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of June 30, 2016, we had 258,425 total plans in force, compared with 113,154 on June 30, 2015. For the three months ended June 30, 2016, our premium equivalents and revenues were $77.0 million and $44.5 million, respectively, representing increases of 99.8% and 95.6% when compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, our premium equivalents and revenues were $147.7 million and $87.0 million, respectively, representing increases of 92.3% and 92.1%, respectively, when compared to the six months ended June 30, 2015. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health Insurance” to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool to accompany these new plans. The underlying technology was developed, and continues to be developed, by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Premium equivalents	$76,977	$38,531	$147,717	$76,812
Less risk premium	30,942	14,962	57,824	29,868
Less amounts earned by third party obligors	1,541	822	2,909	1,656
Revenues	$44,494	$22,747	$86,984	$45,288

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

The following table presents the number of policies in force by product type as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015	Change (%)
IFP	120,944	50,674	138.7%
Supplemental products	137,481	62,480	120.0%
Total	258,425	113,154	128.4%

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Premium equivalents	$76,977	$38,531	$147,717	$76,812
Less risk premium	30,942	14,962	57,824	29,868
Less amounts earned by third party obligors	1,541	822	2,909	1,656
Revenues	44,494	22,747	86,984	45,288
Third-party commissions	25,859	11,260	51,849	22,094
Credit card and ACH fees	974	527	1,857	1,012
Adjusted gross margin	$17,661	$10,960	$33,278	$22,182

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,270	$(538)	$6,556	$(282)
Interest expense (income)	100	(10)	155	(17)
Depreciation and amortization	797	784	1,532	1,568
Provision for income taxes	537	373	921	37
EBITDA	5,704	609	9,164	1,306
Non-cash stock-based compensation	482	626	969	687
Fair value adjustment to contingent consideration	15	105	15	(386)
Transaction costs	—	—	—	24
Tax receivable agreement liability adjustment	244	(19)	429	106
Other non-recurring charges	103	468	222	398
Adjusted EBITDA	$6,548	$1,789	$10,799	$2,135

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense and other items that are not part of regular operating activities, including acquisition costs, restructuring costs, contract termination costs, tax receivable agreement liability adjustments, and other non-cash items such as non-cash stock-based compensation and fair value adjustment to contingent consideration. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in their evaluation of our company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income (loss) to adjusted net income and adjusted net income per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,270	$(538)	$6,556	$(282)
Interest expense (income)	100	(10)	155	(17)
Amortization	557	784	1,115	1,472
Provision for income taxes	537	373	921	37
Non-cash stock-based compensation	482	626	969	687
Fair value adjustment to contingent consideration	15	105	15	(386)
Transaction costs	—	—	—	24
Tax receivable agreement liability adjustment	244	(19)	429	106
Other non-recurring charges	103	468	222	398
Adjusted pre-tax income	6,308	1,789	10,382	2,039
Pro forma income taxes	(2,397)	(680)	(3,945)	(775)
Adjusted net income	$3,911	$1,109	$6,437	$1,264
Total weighted average diluted share count	14,575	14,358	14,558	14,358
Adjusted net income per share	$0.27	$0.08	$0.44	$0.09

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and 2015

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

Revenues for the three months ended June 30, 2016 were $44.5 million, an increase of $21.7 million, or 95.6%, compared to the same period in 2015. Revenues for the six months ended June 30, 2016 were $87.0 million, an increase of $41.7 million, or 92.1%, compared to the same period in 2015. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products outside of the ACA open enrollment period and the enhancement of our distribution system, including our ecommerce division, AgileHealthInsurance.com. Premium equivalents for the six months ended June 30, 2016 increased $70.9 million whereas risk premiums and third-party expenses which are subtracted from premium equivalents to arrive at revenue, increased by $29.2 million.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we expect third-party commissions as a percentage of revenue to remain generally consistent with prior periods.

Third-party commissions for the three months ended June 30, 2016 were $25.9 million, an increase of $14.6 million, or 129.7%, compared to the three months ended June 30, 2015. Third-party commissions for the six months ended June 30, 2016 were $51.8 million, an increase of $29.8 million, or 134.7%, compared to the six months ended June 30, 2015. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 58.1% and 33.6% of revenues and premium equivalents, respectively, for the three months ended June 30, 2016 as compared to 49.5% and 29.2% of revenues and premium equivalents for the three months ended June 30, 2015. Third-party commissions represented 59.6% and 35.1% of revenues and premium equivalents, respectively, for the six months ended June 30, 2016 as compared to 48.8% and 28.8% of revenues and premium equivalents for the six months ended June 30, 2015. These increases were largely the result of a revenue mix shift towards non-owned call centers and away from owned call centers due to the restructuring of two of our call centers in November 2015 and increased incentives provided to several third-party distributors during the quarter. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advanced commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the for the three months ended June 30, 2016 were $974,000, an increase of $447,000, or 84.8%, compared to the three months ended June 30, 2015. Credit card and ACH fees for the for the six months ended June 30, 2016 were $1.9 million, an increase of $845,000, or 83.5%, compared to the six months ended June 30, 2015. The increase in credit card and ACH fees was primarily due to the increase in the number of policies in force.

Credit card and ACH fees represented 2.2% and 1.3% of revenues and premium equivalents, respectively, for the three months ended June 30, 2016 as compared to 2.3% and 1.4% of revenues and premium equivalents for the three months ended June 30, 2015. Credit card and ACH fees represented 2.1% and 1.3% of revenues and premium equivalents, respectively, for the six months ended June 30, 2016 as compared to 2.2% and 1.3% of revenues and premium equivalents for the six months ended June 30, 2015. These fluctuations are in line with our expectations and consistent over prior year.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category for the three and six months ended June 30, 2015 but only include ASIA for the three and six months ended June 30, 2016 because of the restructuring that occurred in 2015. See Note 6 of the accompanying condensed consolidated financial statements for further information on the restructuring.

S, G & A expense for the three months ended June 30, 2016 was $11.7 million. This represents an increase of $1.3 million, or 13.0% compared to the three months ended June 30, 2015.

S, G & A expense represented 26.3% and 15.2% of revenues and premium equivalents, respectively, for the three months ended June 30, 2016 as compared to 45.5% and 26.9% of revenues and premium equivalents for the three months ended June 30, 2015.

The decrease in S, G & A expenses as a percentage of revenue for the three months ended June 30, 2016 compared to the same period 2015 was primarily attributable to the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities.

S, G & A expense for the six months ended June 30, 2016 was $23.7 million. This represents an increase of $2.2 million, or 10.0% compared to the six months ended June 30, 2015.

S, G & A expense represented 27.2% and 16.0% of revenues and premium equivalents, respectively, for the six months ended March 31, 2016 as compared to 47.5% and 28.0% of revenues and premium equivalents for the six months ended June 30, 2015.

The decrease in S, G & A expenses for the six months ended June 30, 2016 compared to the same period 2015 was primarily attributable to the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2016 was $797,000, an increase of $13,000, or 1.7%, compared to the three months ended June 30, 2015. Depreciation and amortization expense for the six months ended June 30, 2016 was $1.5 million, a decrease of $36,000, or (2.3%), compared to the six months ended June 30, 2015. The decrease in depreciation and amortization was primarily driven by the write-off of assets associated with the restructuring in 2015 offset by the amortization of acquired intangible assets. See Note 6 of the accompanying condensed consolidated financial statements for further information on the restructuring.

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

No expense related to restructuring activities was recorded during the three and six months ended June 30, 2016. As of June 30, 2016, the remaining liability associated with the restructuring is $81,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet. See Note 6 of the accompanying condensed consolidated financial statements for further information about our restructuring activities.

Other Income (Expense)

Other expense was $245,000 for the three months ended June 30, 2016 and $105,000 of income for the three months ended June 30, 2015. Other expense was $432,000 and $253,000 of income for the six months ended June 30, 2016 and 2015, respectively. Of the other expense as of June 30, 2016, $429,000 related to expenses recorded pursuant to a Tax Receivable Agreement (“TRA”). Other income of $253,000 for the six months ended June 30, 2015 included a $189,000 gain on the deconsolidation of SIL and $182,000 in fees related to advancing of commissions. These increases were partially offset by $106,000 of expenses recorded pursuant to the TRA.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2016 and 2015, we recorded a respective provision and benefit for income taxes of $539,000 and $373,000, reflecting an effective tax rate of 11.2% and (226.1%), respectively. For the six months ended June 30, 2016 and 2015, we recorded a respective provision and benefit for income taxes of $924,000 and $37,000, reflecting an effective tax rate of 12.4% and (15.1%), respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 were significantly impacted by a change in the valuation allowance provided against our deferred tax assets as we believe it is more likely than not that some of our deferred tax assets will not be realized. See Note 10 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2016, we had a 53.3% economic interest in HPIH, and HPI had a 46.7% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net income attributable to HII for the respective three and six months ended June 30, 2016 included HII’s share of its consolidated entities’ net income and loss, and a provision for income taxes of $537,000 and $921,000. Net loss attributable to HII for the three and six months ended June 30, 2015 included HII’s share of its consolidated entities’ net loss, a provision for income taxes of $373,000 and $37,000, respectively.

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

Liquidity and Capital Resources

General

As of June 30, 2016, we had $9.3 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into the RLOC for $15.0 million with a bank. As of June 30, 2016, we have drawn $14 million against the line of credit primarily in support of expanding the advanced commission program. The purpose of the RLOC is to provide working capital, expand the advanced commission program, and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. While the Company does not expect to continue the same degree of historic expansion with the advanced commission program, the Company is in pursuit of additional sources of funding to complement the program should additional growth be appropriate.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was primarily the result of a $8.3 million increase in advanced commissions and an increase in restricted cash of $7.8 million. These uses of cash were partially offset by a $3.4 million increase in accounts payable, accrued expenses and other liabilities. Cash used in operating activities for the six months ended June 30, 2015 was primarily the result of a $4.8 million increase in advanced commissions and an $808,000 decrease in accounts payable and accrued liabilities. These uses of cash were partially offset by a decrease to accounts receivable and other assets of $905,000 and a $704,000 decrease in restricted cash.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2016 were attributable to capitalized internal-use software and website development costs of $1.6 million. Our primary investing activities for the six months ended June 30, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $795,000 of capitalized website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, cash provided by financing activities of $5.8 million was primarily driven by the proceeds of $7.5 million from borrowing under the revolving line of credit, partially offset by payments of $1.0 million toward the pay down of the RLOC, $532,000 of contingent acquisition consideration, $96,000 of payments for noncompete obligations and $68,000 in member distributions. During the six months ended June 30, 2015, cash used in financing activities was $3.4 million, consisting primarily of $2.1 million in payments of contingent acquisition consideration, $657,000 in distributions to members of HPIH and $520,000 to repurchase shares of our Class A common stock under a share repurchase plan.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of June 30, 2016, we have drawn $14 million against the RLOC primarily to support the expansion of the advanced commissions program.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in consolidated balance sheet at June 30, 2016. The financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt. The unamortized balance as of June 30, 2016 was $11,000.

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

The Company also holds restricted cash as pledged deposits with certain institutions of which the Company owns but cannot access. These deposits are contractually required and are pledged as security for such institutions. At June 30, 2016, $5.0 million was held restricted for this purpose. No such amounts were restricted as of December 31, 2015.

Revenue Recognition

Our revenues consist primarily of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of June 30, 2016 and December 31, 2015 was $324,000 and $352,000, respectively.

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

Limited exclusivity fee revenue. HP offers to certain customers limited exclusivity for placement of advertisements on the HealthPocket website for a fee. This fee is recognized on a straight-line basis over the life of the limited exclusivity term

Landing page development. HP offers to design, build and support a customer’s hosting of certain landing pages for the purpose of capturing e-leads and phone calls. Revenue for this service is recognized on a straight-line basis over the life of the support period of the landing pages.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required. As of June 30, 2016 we have one reporting unit and the most recent impairment assessment as of June 30, 2016 did not indicate impairment. See Note 13 of the accompanying condensed consolidated financial statements for further information on our change in reporting units.

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

While performing the reporting unit’s impairment assessment we use, or have used, a combination of valuation approaches including the market approach and the income approach.

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

During the second quarter of 2016, the Department of Health and Human Services issued a proposal to limit the duration of STM to a period of no longer than three months compared to the current period of up to one year. The proposed rule led to a decline in stock price which was deemed to be a triggering event for a goodwill impairment analysis and accordingly the Company performed step one of the two step impairment test. Upon completion of the step one analysis as of June 30, 2016, we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required.

See Note 2 in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K and Note 3 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2015 and June 30, 2016, respectively.

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

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the Company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within S, G & A expense in the condensed consolidated statements of operations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

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

Carrier Concentration

For the six months ended June 30, 2016, three carriers accounted for 66% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the following new risk factor:

Proposed HHS rules may have a material adverse impact on future revenues.

In June 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively referred to as “HHS,” proposed a rule that that will potentially limit the duration of short-term medical plans to three months without the ability for consumers to re-apply or extend the overall duration of the coverage. If this rule is adopted in the form proposed, or even if not adopted as proposed but with materially similar provisions, the rule may have a material adverse impact on our revenues from the sale of short-term insurance products beginning with our 2017 fiscal year. We intend to focus on sales of other existing products as well as launch new products with a goal to mitigate such potential revenue losses, although there is no assurance that such other sales will fully offset any revenue losses.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2016.

Issuer Purchases of Equity Securities

Share Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization. The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods. The Repurchase Plan commenced on December 19, 2014. During the six months ended June 30, 2016, we have not repurchased any shares of our registered Class A common stock under our Repurchase Plan.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2016 through April 30, 2016	2,399	(2)	-	-	682,830
May 1, 2016 through May 31, 2016	-		-	-	682,830
June 1, 2016 through June 30, 2016	-		-	-	682,830
Total	2,399			-	682,830

(1)	A total of 117,170 shares were repurchased under the Repurchase Plan since the inception of the Repurchase Plan on December 19, 2014.

(2)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

Demand Letter

On May 2, 2016, we received a letter from a law firm on behalf of a purported stockholder alleging that we violated the terms of our Long Term Incentive Plan (the “LTIP”) by granting stock appreciation rights (SARs) in excess of the LTIP’s annual per-person limits and that we failed to disclose related material information in the proxy statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). The demand letter, among other things, alleges that the Compensation Committee of the Board of Directors granted SARs in excess of the LTIP’s annual per-person limits to our President and Chief Executive Officer, Patrick R. McNamee, and that the 2016 Proxy Statement failed to disclose that Mr. McNamee was granted awards in excess of the LTIP limit. The letter demanded that our Board of Directors rescind the allegedly excess SARs and to make certain other disclosures.

As the administrator of the LTIP, the Compensation Committee has full power and authority to, among other things, interpret and administer the LTIP, including any awards made under the LTIP. The Compensation Committee, in connection with the 725,000 SARs granted to Mr. McNamee, interpreted the LTIP to permit the award of up to 200,000 SARs as well as up to 525,000 Other Stock-Based Awards, which may consist of SARs or any other type of award, that qualify as “qualified performance-based compensation” under Section 162(m). Accordingly, our Board of Directors believes that the SARs awarded to Mr. McNamee are fully consistent with the terms of the stockholder-approved LTIP, and we have responded in writing to the law firm with this position. As a result of our communications with the law firm, the law firm has withdrawn its demand on behalf of the stockholder, although the law firm has orally demanded the payment of legal fees based on certain supplemental disclosures made to our stockholders in advance of the 2016 Annual Meeting of Stockholders relating to the amendment of the LTIP.

On May 5, 2016, the Company received a letter from another law firm on behalf of another purported stockholder alleging that, like the above-described letter, the Company’s grant of SARs to Mr. McNamee in 2015 exceeded the per-person annual limits of the LTIP (for the same reason stated in the above-described letter), The Company intends to respond in the same manner, but discussions with the second law firm are ongoing.

State Regulatory Examinations

The Company has received notification from the Indiana Department of Insurance that a multistate examination has been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. As the Company is a distributor of HCC products, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance will serve as the managing participant of the multistate examination, and the examination will include, among other things, a review of whether HCC (and presumably the Company) has engaged in any unfair or deceptive acts or insurance business practices. In addition to the multistate examination led by Indiana, we are aware that several other states, including Arkansas, Florida, Kansas, Montana, Ohio, South Dakota, and Massachusetts, are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call centers, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that it does not believe are material at this time. It is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 31, 2016).
10.2*#	Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Gavin D. Southwell.
10.3*#	Employment Agreement, dated July 24, 2015 between Health Insurance Innovations, Inc. and Josef Denother.
10.4*#	Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Josef Denother.
10.5*#	Second Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Patrick R. McNamee.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

August 8, 2016	/s/ Patrick R. McNamee
PATRICK R. MCNAMEE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 8, 2016	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER (PRINCIPAL FINANCIAL OFFICER)

