Form 10-Q
period 2016-09-30
Health Insurance Innovations, Inc.
filed 2016-11-03
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 2, 2016, the registrant had 7,910,086 shares of Class A common stock, $0.001 par value, outstanding and 6,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,259	$7,695
Restricted cash	10,457	7,906
Accounts receivable, net, prepaid expenses and other current assets	1,533	1,778
Advanced commissions, net	30,693	24,531
Income taxes receivable	—	591
Total current assets	56,942	42,501
Property and equipment, net	3,681	2,004
Goodwill	41,076	41,076
Intangible assets, net	8,419	10,061
Other assets	257	142
Total assets	$110,375	$95,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,251	$17,847
Deferred revenue	226	384
Current portion of contingent acquisition consideration	—	532
Income taxes payable	1,286	—
Due to member	4,287	342
Other current liabilities	177	203
Total current liabilities	27,227	19,308
Revolving line of credit	5,000	7,500
Deferred tax liability	82	358
Due to member	361	406
Other liabilities	185	158
Total liabilities	32,855	27,730
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 7,910,086 and 7,910,086 shares issued, respectively; and 7,744,497 and 7,759,092 shares outstanding, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding)	—	—
Additional paid-in capital	45,882	44,591
Treasury stock, at cost (165,588 and 150,993 shares, respectively)	(1,529)	(1,542)
Retained earnings (accumulated deficit)	1,608	(3,093)
Total Health Insurance Innovations, Inc. stockholders’ equity	45,976	39,971
Noncontrolling interests	31,544	28,083
Total stockholders’ equity	77,520	68,054
Total liabilities and stockholders’ equity	$110,375	$95,784

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues (premium equivalents of $78,548 and $43,404 for the three months ended September 30, 2016 and 2015, respectively and $226,265 and $120,216 for the nine months ended September 30, 2016 and 2015, respectively)	$46,108	$25,799	$133,092	$71,087
Operating expenses:
Third-party commissions	25,860	13,243	77,709	35,337
Credit card and ACH fees	921	569	2,778	1,581
Selling, general and administrative	11,853	10,845	35,520	32,360
Depreciation and amortization	835	687	2,367	2,255
Total operating expenses	39,469	25,344	118,374	71,533
Income (loss) from operations	6,639	455	14,718	(446)

Other (income) expense:
Interest (income) expense	(102)	(8)	53	(25)
Fair value adjustment to contingent acquisition consideration	—	(438)	15	(824)
Other (income) expense	27	83	459	(170)
Net income before income taxes	6,714	818	14,191	573
Provision (benefit) for income taxes	1,580	(701)	2,501	(664)
Net income	5,134	1,519	11,690	1,237
Net income attributable to noncontrolling interests	3,195	788	6,989	779
Net income attributable to Health Insurance Innovations, Inc.	$1,939	$731	$4,701	$458

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.25	$0.10	$0.62	$0.06
Diluted	$0.25	$0.10	$0.61	$0.06
Weighted average Class A common shares outstanding
Basic	7,614,252	7,531,827	7,590,347	7,521,124
Diluted	7,723,196	7,571,464	7,724,168	7,613,433

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury Stock		(Accumulated Deficit)	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Retained Earnings	Interests	Equity
Balance as of January 1, 2015	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	601	864	1,465
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuance of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in Treasury from restricted share vesting	(17,081)	—	—	—	—	17,081	(95)	—	—	(95)
Forfeiture of restricted stock held in Treasury	(164,132)	—	—	—	2,125	164,132	(2,125)	—	—	—
Issuances of restricted shares from treasury	151,216	—	—	—	(1,545)	(151,216)	1,545	—	—	—
Stock compensation expense	—	—	—	—	1,364	—	—	—	—	1,364
Distributions	—	—	—	—	—	—	—	—	(872)	(872)
Balance as of December 31, 2015	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,701	6,989	11,690
Class A common stock withheld in Treasury from restricted share vesting	(14,059)	—	—	—	—	14,059	(75)	—	—	(75)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from treasury	26,584	—	—	—	(267)	(26,584)	267	—	—	—
Issuances of Class A common stock from treasury	16,480	—	—	—	(149)	(16,480)	166	—	—	17
Stock compensation expense	—	—	—	—	1,362	—	—	—	—	1,362
Distributions	—	—	—	—	—	—	—	—	(3,528)	(3,528)
Balance as of September 30, 2016 (unaudited)	7,744,497	$8	6,841,667	$7	$45,882	165,588	$(1,529)	$1,608	$31,544	$77,520

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$11,690	$1,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,362	1,001
Depreciation and amortization	2,367	2,255
Fair value adjustments to contingent acquisition consideration	15	(824)
Gain on deconsolidation of variable interest entity	—	(189)
Deferred income taxes	(276)	(698)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,551)	395
Decrease in accounts receivable, prepaid expenses and other assets	130	1,002
Increase in advanced commissions	(6,162)	(9,162)
Decrease (increase) in income taxes receivable	591	(556)
Increase in income taxes payable	1,286	—
Increase in accounts payable, accrued expenses and other liabilities	3,549	277
(Decrease) increase in deferred revenue	(158)	89
Increase in due to related parties pursuant to tax receivable agreement	458	346
Net cash provided by (used in) operating activities	12,301	(4,827)
Investing activities:
Capitalized internal-use software and website development costs	(2,362)	(1,214)
Issuance of note receivable	—	(1,044)
Proceeds from repayment of note receivable	—	30
Maturities of held-to-maturity investments	—	461
Purchases of property and equipment	(40)	(123)
Net cash used in investing activities	(2,402)	(1,890)
Financing activities:
Proceeds from borrowings under revolving line of credit	7,500	2,500
Payments on borrowings under revolving line of credit	(10,000)	—
Payments for contingent acquisition consideration	(547)	(2,330)
Payments for noncompete obligation	(144)	(144)
Class A common stock withheld in treasury from restricted share vesting	(75)	(89)
Issuances of Class A common stock from treasury	17	—
Purchases of treasury stock	—	(520)
Distributions to member	(86)	(815)
Net cash used in financing activities	(3,335)	(1,398)
Net increase (decrease) in cash and cash equivalents	6,564	(8,115)
Cash and cash equivalents at beginning of period	7,695	15,986
Cash and cash equivalents at end of period	$14,259	$7,871

Supplemental disclosure of non-cash financing activities:
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	3,442	—
Supplemental disclosure of non-cash investing activities:
Capitalized software and website development costs included in accounts payable	—	50

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly-owned subsidiaries, one of which is a Variable Interest Entity (“VIE”), of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the condensed consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2016.

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

STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. STM plans feature a streamlined underwriting process offering immediate coverage options. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage.

Included in IFP are hospital indemnity plans which are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy terms.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of September 30, 2016, Michael Kosloske, our Executive Chairman of the Board and Chief of Product Innovation, beneficially owns 47.1% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of September 30, 2016, and December 31, 2015, (i) the Series A Membership Interests held by HII represent 53.1% and 53.1%, respectively, of the outstanding membership interests, 53.1% and 53.1%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.9% and 46.9%, respectively, of the outstanding membership interests, 46.9% and 46.9%, respectively, of the economic interests and no voting interest in HPIH.

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

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements of the Company include all normal recurring accruals and adjustments considered necessary by management for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The consolidated results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or any future interim period.

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

The Company also held restricted cash as pledged deposits with certain institutions. These deposits were contractually required and were pledged as security for such institutions. At September 30, 2016, no such amounts were held restricted for this purpose. No such amounts were restricted as of December 31, 2015.

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

Recent Accounting Pronouncements

Following is a summary of recent accounting pronouncements published by the Financial Accounting Standards Board (“FASB”). As noted above, we have elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under provisions of the JOBS Act.

In August 2016, the FASB issued an update to the presentation of certain cash receipts and cash payments as presented and classified in the statement of cash flows. The update provides amendments to the codification for eight specific cash flow issues such as the classification of debt prepayment or debt extinguishment costs to the classification of the proceeds from the settlement of insurance claims. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In March 2016, the FASB issued an amendment to its accounting guidance for stock compensation as part of the FASB’s simplification initiative. The amendments affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. We will adopt this guidance in reporting periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The impact of adopting this pronouncement on our condensed consolidated financial statements will be immaterial.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities (nonpublic entities), the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Deferral of the Effective Date, defers the effective date of this update by one year. Early adoption is not permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting this pronouncement on our condensed consolidated financial statements.

2. Variable Interest Entities

As of September 30, 2016, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 53.1% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 7 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of September 30, 2016, HII holds 100% of the voting power and 53.1% of the membership and economic interest in HPIH.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of September 30, 2016 and December 31, 2015 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in the carrying amounts of goodwill.

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

Major classes of intangible assets as of September 30, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(289)	$1,088
Carrier network	5.0	40	(40)	-
Distributor relationships	6.8	4,059	(2,682)	1,377
Noncompete agreements	4.7	987	(835)	152
Customer relationships	4.7	1,484	(1,118)	366
Capitalized software	6.6	8,571	(3,135)	5,436
Total intangible assets		$16,518	$(8,099)	$8,419

Major classes of intangible assets as of December 31, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(219)	$1,158
Carrier network	5.0	40	(35)	5
Distributor relationships	7.9	4,059	(2,234)	1,825
Noncompete agreements	4.7	987	(679)	308
Customer relationships	4.7	1,484	(1,019)	465
Capitalized software	6.6	8,571	(2,271)	6,300
Total intangible assets		$16,518	$(6,457)	$10,061

Amortization expense for the three months ended September 30, 2016 and 2015 was $527,000 and $564,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.6 million and $1.5 million, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2016 and in each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2016	$512
2017	1,965
2018	1,725
2019	1,338
2020	1,338
2021	685
Thereafter	856
Total	$8,419

4. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	September 30, 2016	December 31, 2015
Carriers and vendors payable	$10,154	$7,364
Commissions payable	2,992	3,830
Accrued wages	3,232	1,140
Accrued refunds	2,091	2,049
Accounts payable	881	670
Accrued professional fees	701	175
Accrued credit card/ACH fees	289	293
Accrued interest	8	3
Accrued restructuring	36	1,304
Other accrued expenses	867	1,019
Total accounts payable and accrued expenses	$21,251	$17,847

5. Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%, which at September 30, 2016 and December 31, 2015 was 2.48% and 2.38%, respectively. As of September 30, 2016 we have drawn $5.0 million on the RLOC. As of December 31, 2015, we had drawn $7.5 million on the RLOC. As of September 30, 2016 there is $10 million available to be drawn upon the RLOC.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the RLOC agreement.

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in Accounts receivable, net, prepaid expenses and other current assets at September 30, 2016. As of September 30, 2016 and December 31, 2015, the balance of the deferred financing costs was $9,000 and $15,000, respectively. The deferred financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt.

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

No expense related to restructuring activities was recorded during the three and nine months ended September 30, 2016. As of September 30, 2016, the remaining liability associated with the restructuring is $36,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of September 30, 2016, the Class A common stockholders had 53.1% of the voting power in HII and the Class B common stockholders had 46.9% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

The following table presents the effects of changes in HII’s ownership interests in HPIH and its consolidated subsidiaries on its equity ($ in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Health Insurance Innovations, Inc.	$1,939	$731	$4,701	$458
Contributions (distributions)	(3,460)	(157)	(3,528)	(815)
Total	$(1,521)	$574	$1,173	$(357)

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

Treasury Stock

Treasury stock is recorded at cost. As of September 30, 2016 and December 31, 2015, we held 165,588 and 150,993 shares of treasury stock, respectively, recorded at a cost of $1.5 million and $1.5 million, respectively.

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

During the three and nine months ended September 30, 2016 we made no repurchases under the Repurchase Plan. During the three months ended September 30, 2015, we made no repurchases. During the nine months ended September 30, 2015, we repurchased 73,852 shares of our registered Class A common stock under the Repurchase Plan at an average price per share of $7.05.

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

During the three and nine months ended September 30, 2016, 7,528 and 14,059 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 1,200 and 16,480 options, respectively, were exercised and converted to Class A common stock out of treasury. During the three and nine months ended September 30, 2016, 40,400 and 43,600 shares, respectively, were transferred to Treasury as a result of forfeitures of restricted stock awards. During the three and nine months ended September 30, 2015, zero and 15,790 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 7,500 and 164,132 shares, respectively, were transferred to Treasury as the result of forfeitures of restricted stock awards. During the three and nine months ended September 30, 2015, 70,000 and 151,216 Treasury shares were granted under restricted stock awards, respectively.

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

None of the stock-based compensation was capitalized during the three and nine months ended September 30, 2016 and 2015, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free rate	1.2%	1.5%
Expected life	4.6	4.6
Expected volatility	56.5%	44.3%
Expected dividend	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted shares	28	70	54	161
SARs	104	325	703	720
Stock options	—	—	—	—

There were no exercises of SARs during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, 2,250 and 24,250 SARs, respectively, and 30,400 and 43,600 restricted share awards, respectively, were forfeited. During the three and nine months ended September 30, 2015, 75,000 and 301,000 SARs, respectively, and 7,500 and 164,132 restricted share awards, respectively, were forfeited. All of these awards were unvested. No SARs were exercised during the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2016, there were 1,200 and 16,480 options exercised, respectively. During the three and nine months ended September 30, 2015, there were no options exercised.

For the three and nine months ended September 30, 2016, the settlement of stock based incentive plans resulted in a cash outflow of $36,000 and $75,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations. For the three and nine months ended September 30, 2015, these settlements resulted in a cash outflow of $0 and $89,000, respectively. We recognized an income tax benefit of $10,000 and $52,000 from stock-based activity for the three and nine months ended September 30, 2016, respectively, and $0 and $91,000 for the three and nine months ended September 30, 2015, respectively.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted shares	$(41)	$85	$254	$349
SARs	415	188	1,019	384
Stock options	19	41	89	268
	$393	$314	$1,362	$1,001

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2016 ($ in thousands):

		Weighted Average Remaining years
Restricted shares	$469	1.5
SARs	2,239	1.7
Stock options	23	0.7
	$2,731

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

9. Net Income per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three and nine months ended September 30, 2016 and 2015 were as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income attributable to Health Insurance Innovations, Inc.	$1,939	$731	$4,701	$458
Average shares—basic	7,614,252	7,531,827	7,590,347	7,521,124
Effect of dilutive securities:
Restricted shares	67,798	19,413	87,155	72,815
SARs	—	—	5,226	2,931
Stock options	41,146	20,224	41,440	16,563
Average shares—diluted	7,723,196	7,571,464	7,724,168	7,613,433
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.25	$0.10	$0.62	$0.06
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.25	$0.10	$0.61	$0.06

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

The following securities were not included in the calculation of diluted net income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted shares	31	44	42	70
SARs	131	113	88	129
Stock options	—	—	—	—

Additionally, potential common stock totaling 6,841,667 shares at September 30, 2016 and 2015 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 for further details on the exchange agreement.

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

The effective tax rate for the three and nine months ended September 30, 2016 was 23.4% and 17.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was (85.7%) and (115.9%), respectively. For the three and nine months ended September 30, 2016, the provision for income taxes was $1.6 million and $2.5 million, respectively. For the three and nine months ended September 30, 2015, the benefit for income taxes was $701,000 and $664,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

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

We recorded a valuation allowance against all of the deferred tax assets of HII as of both September 30, 2016, and December 31, 2015. We intend to continue maintaining a full valuation allowance on all of the deferred tax assets of HII until there is sufficient evidence to support the reversal of all or some portion of this allowance. Should we determine that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all, or part, of the related valuation allowance would result in the recognition of certain deferred tax assets in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Such release of the valuation allowance could occur within the next 12 months upon resolution of the aforementioned uncertainties. A reduction of the valuation allowance would also result in the recognition of a tax receivable agreement obligation. See Note 11 for further information.

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

For the three and nine months ended September 30, 2016 and 2015, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of September 30, 2016 and 2015, respectively. The Company’s 2012 through 2015 tax years remain subject to examination by tax authorities.

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of September 30, 2016, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for of a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 7 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $1.2 million pursuant to the TRA as of September 30, 2016. We have determined that some of this amount is probable to be paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2016. Therefore we have also reversed a portion of the valuation allowance on our deferred tax assets related to the tax receivable agreement. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. Our total liability pursuant to the tax receivable agreement for exchange transactions completed through September 30, 2016 would be $10.7 million, representing the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. We have made no payments under the tax receivable agreement as of September 30, 2016, but plan to make payments of $444,000 under the tax receivable agreement during the year ended December 31, 2016.

Distributor Advanced Commissions

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions, net on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. The Company makes an allowance for uncollectible advanced commissions based on an assessment of recoverability. Allowances are applied to advance commissions when events or circumstances indicate that the carrying amount may not be recoverable. While the Company does not expect to continue the same degree of historic expansion with the advanced commissions program, the Company is evaluating alternative sources of funding to complement the program should additional growth be appropriate.

On May 1, 2015, we entered into an agreement with Health Benefits One (“HBO”), and certain individuals and entities related to HBO to make advances via a variable secured promissory note (the “May 2015 Note”). The May 2015 Note provides for two advances of $500,000 each. As of December 31, 2015, the Company paid both advances totaling $1.0 million. The May 2015 Note, which secures the advances, matures on January 31, 2017 and bears interest only upon the occurrence of an event of default. All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default.

Under the May 2015 Note, HBO was eligible to earn production credits, beginning in January 2016, for each qualifying sale of our products, as defined in the May 2015 Note. Such production credits would be applied based on qualifying sales during each calendar quarter of 2016. Any such production credits earned during calendar year 2016 would be applied against the outstanding balance payable to us under the May 2015 Note in lieu of a cash payment to us but no amount would be payable by us to HBO. There was no remaining balance under the May 2015 Note at September 30, 2016.

Legal Proceedings

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. The Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred.

State Regulatory Examinations

The Company has received notification from the Indiana Department of Insurance that a multistate examination has been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. As the Company is a distributor of HCC products, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance will serve as the managing participant of the multistate examination, and the examination will include, among other things, a review of whether HCC (and presumably the Company) has engaged in any unfair or deceptive acts or insurance business practices. In addition to the multistate examination led by Indiana, we are aware that several other states, including Arkansas, Florida, Kansas, Montana, Ohio, South Dakota, Texas and Massachusetts, are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call centers, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that it does not believe are material at this time. It is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies.

Montana Regulatory Action

The Company has also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action has been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, have requested a hearing before the CSI to contest the state’s allegations and the Company is in the process of retrieving data and information to do so. The state has formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer experienced in the insurance industry, has been appointed to hear the matter. This matter is at a very early stage of the investigative process and the Company has been cooperative with the CSI while seeking to properly measure and gauge the potential of the allegations.

While it is still too early to assess whether the CSI’s Notice and the investigation of these organizations and individuals will have a material impact on the Company, the Company believes that based on nature of the allegations and evidence provided by the state of Montana during the third quarter, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, the Company is currently unable to either estimate the amount of any potential civil penalty, or determine a range of potential loss, as the Company lacks insight into the events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties. It is very possible that there may be no financial loss, or a reasonable resolution reached with the CSI. The Company continues to regularly communicate and work closely with the CSI in furtherance of bringing the matter towards a mutually satisfactory resolution.

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

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015, respectively, approximate fair value because of the short-term duration of these instruments.

As of September 30, 2016, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of September 30, 2016
	September 30, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$156	$—	$156	$—
Contingent acquisition consideration	—	—	—	—
	$156	$—	$156	$—

As of December 31, 2015, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value as of	Fair Value Measurement as of December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$291	$—	$291	$—
Contingent acquisition consideration	532	—	—	532
	$823	$—	$291	$532

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2015	$4,400
Issuance and settlements, net	(2,603)
Realized gain included in income	(1,265)
Balance as of December 31, 2015	$532
Issuance and settlements, net	(532)
Realized gain included in income	—
Balance as of September 30, 2016	$—

Realized and unrealized loss on the contingent acquisition consideration are included in fair value adjustment of contingent consideration on the accompanying condensed consolidated statements of operations.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. During the three months ended March 31, 2015, we had two reportable segments: IPD and HP; however during the three months ended June 30, 2015, the structure of our organization changed such that our President and Chief Executive Officer became our named CODM. HP is viewed by our CODM as a component of the operations comprising the IPD segment. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at September 30, 2016 and December 31, 2015, we had one reportable operating and geographic segment.

14. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the nine months ended September 30, 2016 and 2015, HPIH paid cash distributions of $86,000 and $657,000, respectively, for these entities related to estimated federal and state income taxes, pursuant to the operating agreement of HPIH entered into by HPIH, HII and HPI.

Distributions by HPIH to its members

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members.

Members of HPIH, including HII, incur U.S. federal and state income taxes on their allocable share of any net taxable income of HPIH. Net profits and net losses of HPIH are generally allocated to its members pro rata in accordance with the percentage interest of the units they hold. In accordance with the operating agreement of HPIH, we cause HPIH to make cash distributions to its members for purposes of funding their tax obligations in respect of the income of HPIH that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of HPIH allocable to the member multiplied by an assumed tax rate equal to the highest marginal effective federal, state and local income tax rate applicable for an individual or corporation taking into account any allowable deductions. Additional amounts may be distributed to us if needed to meet our tax obligations and our obligations pursuant to the TRA.

We are not permitted to cause HPIH to make distributions that would render it insolvent. All distributions from HPIH are made to the members of HPIH pro rata in accordance with the percentage economic interest of the units they hold.

As of September 30, 2016, $3.4 million is included in Due to member as a current liability on the condensed consolidated balance sheet for member distributions declared but not yet paid.

Tax Receivable Agreement

As discussed in Note 11, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of September 30, 2016, we have made no such payments under the TRA but plan to make payments of $444,000 under the tax receivable agreement during the year ended December 31, 2016. As of September 30, 2016, we would be obligated to pay $1.2 million pursuant to the TRA, of which $845,000 is included in current liabilities and $361,000 is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of December 31, 2015, $748,000 was payable pursuant to the TRA, of which $342,000 was included in current liabilities and $406,000 was included in long-term liabilities on the accompanying condensed consolidated balance sheets. Our total liability pursuant to the TRA for exchange transactions completed through September 30, 2016 would be $10.7 million if we generate sufficient taxable income in the future.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

15. Subsequent Events

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule substantially as proposed which limits STM duration to periods of less than three months including any period for which the policy may be renewed. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. This rule will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year but we are not yet able to determine the impact on total revenues, if any, as we will seek to mitigate revenue losses, if any, by offering new products, by growing our already strong distribution channels and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage.

On October 1, 2016, the Company came to mutual agreement with HCC Life Insurance Company (“HCC”), a third-party insurance carrier, to modify the terms of our carrier contract. The Company no longer sells new HCC STM products through our third-party distributors. We continue to write new HCC products through our company owned call center and AgileHealthInsurance.com. We do not expect this contract modification to have a material impact, if any, on our company revenues.

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

STM plans provide up to six, eleven or twelve months of health insurance coverage with a wide range of deductible and copay levels. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. STM plans feature a streamlined underwriting process offering immediate coverage options. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage.

Included in IFP are hospital indemnity plans which are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy terms.

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

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months including any period for which the policy may be renewed. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. This rule will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year but we are not yet able to determine the impact on total revenues, if any, as we will seek to mitigate revenue losses, if any, by offering new products, by growing our already strong distribution channels and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage.

As of September 30, 2016, we had 252,142 total plans in force, compared with 137,000 on September 30, 2015. For the three months ended September 30, 2016, our premium equivalents and revenues were $78.5 million and $46.1 million, respectively, representing increases of 81.0% and 78.7% when compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, our premium equivalents and revenues were $226.3 million and $133.1 million, respectively, representing increases of 88.2% and 87.2%, respectively, when compared to the nine months ended September 30, 2015. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Premium equivalents	$78,548	$43,404	$226,265	$120,216
Less risk premium	31,056	16,728	88,880	46,596
Less amounts earned by third party obligors	1,384	877	4,293	2,533
Revenues	$46,108	$25,799	$133,092	$71,087

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues, as we receive a monthly commission for up to six months for our six-month STM plans, up to eleven months for our eleven months plans, up to twelve months for our approximately twelve-month (i.e., up to 364 days) STM plans and can exceed twelve months for our hospital indemnity and discount benefit plans, provided that the policy or discount benefit plan is not cancelled. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015	Change (%)
IFP	120,901	60,655	99.3%
Supplemental products	131,241	76,187	72.3%
Total	252,142	136,842	84.3%

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

The following table presents a reconciliation of premium equivalents and revenues to adjusted gross margin for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Premium equivalents	$78,548	$43,404	$226,265	$120,216
Less risk premium	31,056	16,728	88,880	46,596
Less amounts earned by third party obligors	1,384	877	4,293	2,533
Revenues	46,108	25,799	133,092	71,087
Third-party commissions	25,860	13,243	77,709	35,337
Credit card and ACH fees	921	569	2,778	1,581
Adjusted gross margin	$19,327	$11,987	$52,605	$34,169

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,134	$1,519	$11,690	$1,237
Interest (income) expense	(102)	(8)	53	(25)
Depreciation and amortization	835	687	2,367	2,255
Provision (benefit) for income taxes	1,580	(701)	2,501	(664)
EBITDA	7,447	1,497	16,611	2,803
Non-cash stock-based compensation	393	314	1,362	1,001
Fair value adjustment to contingent consideration	—	(438)	15	(824)
Transaction costs	—	—	—	24
Tax receivable agreement liability adjustment	29	239	458	345
Other non-recurring charges	224	273	446	671
Adjusted EBITDA	$8,093	$1,885	$18,892	$4,020

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

The following table presents a reconciliation of net income (loss) to adjusted net income and adjusted net income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,134	$1,519	$11,690	$1,237
Interest (income) expense	(102)	(8)	53	(25)
Amortization	527	591	1,642	2,064
Provision (benefit) for income taxes	1,580	(701)	2,501	(664)
Non-cash stock-based compensation	393	314	1,362	1,001
Fair value adjustment to contingent consideration	—	(438)	15	(824)
Transaction costs	—	—	—	24
Tax receivable agreement liability adjustment	29	239	458	345
Other non-recurring charges	224	273	446	671
Adjusted pre-tax income	7,785	1,789	18,167	3,829
Pro forma income taxes	(2,958)	(680)	(6,903)	(1,455)
Adjusted net income	$4,827	$1,109	$11,264	$2,374
Total weighted average diluted share count	14,565	14,413	14,566	14,455
Adjusted net income per share	$0.33	$0.08	$0.77	$0.16

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

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

Revenues for the three months ended September 30, 2016 were $46.1 million, an increase of $20.3 million, or 78.7%, compared to the same period in 2015. Revenues for the nine months ended September 30, 2016 were $133.1 million, an increase of $62.0 million, or 87.2%, compared to the same period in 2015. The increases were primarily due to the increase in the number of policies in force. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products outside of the ACA open enrollment period and the diversification and enhancement of our distribution system, including our e-Commerce division, AgileHealthInsurance.com. Premium equivalents for the nine months ended September 30, 2016 increased $106.0 million whereas risk premiums and third-party expenses which are subtracted from premium equivalents to arrive at revenue, increased by $44.0 million.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we expect third-party commissions as a percentage of revenue to remain generally consistent with prior periods.

Third-party commissions for the three months ended September 30, 2016 were $25.9 million, an increase of $12.6 million, or 95.3%, compared to the three months ended September 30, 2015. Third-party commissions for the nine months ended September 30, 2016 were $77.7 million, an increase of $42.4 million, or 119.9%, compared to the nine months ended September 30, 2015. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 56.1% and 32.9% of revenues and premium equivalents, respectively, for the three months ended September 30, 2016 as compared to 51.3% and 30.5% of revenues and premium equivalents for the three months ended September 30, 2015. Third-party commissions represented 58.4% and 34.3% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2016 as compared to 49.7% and 29.4% of revenues and premium equivalents for the nine months ended September 30, 2015. These increases were largely the result of a revenue mix shift towards non-owned call centers and away from owned call centers due to the restructuring of two of our call centers in November 2015 and increased incentives provided to several third-party distributors during the quarter. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advanced commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the for the three months ended September 30, 2016 were $921,000, an increase of $352,000, or 61.9%, compared to the three months ended September 30, 2015. Credit card and ACH fees for the for the nine months ended September 30, 2016 were $2.8 million, an increase of $1.2 million, or 75.7%, compared to the nine months ended September 30, 2015. The increase in credit card and ACH fees was primarily due to the increase in the number of policies in force.

Credit card and ACH fees represented 2.0% and 1.2% of revenues and premium equivalents, respectively, for the three months ended September 30, 2016 as compared to 2.2% and 1.3% of revenues and premium equivalents for the three months ended September 30, 2015. Credit card and ACH fees represented 2.1% and 1.2% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2016 as compared to 2.2% and 1.3% of revenues and premium equivalents for the nine months ended September 30, 2015. These fluctuations are in line with our expectations and consistent over prior year.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category for the three and nine months ended September 30, 2015 but only include ASIA for the three and nine months ended September 30, 2016 because of the restructuring that occurred in 2015. See Note 6 of the accompanying condensed consolidated financial statements for further information on the restructuring.

S, G & A expense for the three months ended September 30, 2016 was $11.9 million. This represents an increase of $1.0 million, or 9.3% compared to the three months ended September 30, 2015.

S, G & A expense represented 25.7% and 15.1% of revenues and premium equivalents, respectively, for the three months ended September 30, 2016 as compared to 42.0% and 25.0% of revenues and premium equivalents for the three months ended September 30, 2015.

The decrease in S, G & A expenses as a percentage of revenues for the three months ended September 30, 2016 compared to the same period 2015 was attributable to our scalable technology platform and the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities. Such decreases in SG&A were offset by accelerated product development and implementation expenses and our up-front cost of acquisition at AgileHealthInsurance.com.

S, G & A expense for the nine months ended September 30, 2016 was $35.5 million. This represents an increase of $3.2 million, or 9.8% compared to the nine months ended September 30, 2015.

S, G & A expense represented 26.7% and 15.7% of revenues and premium equivalents, respectively, for the nine months ended September 31, 2016 as compared to 45.5% and 26.9% of revenues and premium equivalents for the nine months ended September 30, 2015.

The decrease in S, G & A expenses as a percentage of revenues for the nine months ended September 30, 2016 compared to the same period 2015 was primarily attributable to the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2016 was $835,000, an increase of $148,000, or 21.5%, compared to the three months ended September 30, 2015. Depreciation and amortization expense for the nine months ended September 30, 2016 was $2.4 million, an increase of $112,000, or 5.0%, compared to the nine months ended September 30, 2015. The nominal increase in depreciation and amortization was primarily driven by the write-off of assets associated with the restructuring in 2015 offset by the amortization of acquired intangible assets and depreciation over the period. See Note 6 of the accompanying condensed consolidated financial statements for further information on the restructuring.

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

No expense related to restructuring activities was recorded during the three and nine months ended September 30, 2016. As of September 30, 2016, the remaining liability associated with the restructuring is $36,000 and is included in the condensed consolidated balance sheet as accounts payable and accrued expenses. At December 31, 2015, $1.3 million was included in the consolidated balance sheet as accounts payable and accrued expenses.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet. See Note 6 of the accompanying condensed consolidated financial statements for further information about our restructuring activities.

Other Income (Expense)

Other income was $27,000 for the three months ended September 30, 2016 and $83,000 of expense for the three months ended September 30, 2015. Other expense was $459,000 and $170,000 of income for the nine months ended September 30, 2016 and 2015, respectively. Of the other income as of September 30, 2016, $458,000 related to expenses recorded pursuant to a Tax Receivable Agreement (“TRA”). Other income of $170,000 for the nine months ended September 30, 2015 included a $189,000 gain on the deconsolidation of SIL and $178,000 in fees related to advancing of commissions. These increases were partially offset by $336,000 of expenses recorded pursuant to the TRA.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2016 and 2015, we recorded a respective provision and benefit for income taxes of $1.6 million and $701,000, reflecting an effective tax rate of 23.4% and (85.7%), respectively. For the nine months ended September 30, 2016 and 2015, we recorded a respective provision and benefit for income taxes of $2.5 million and $664,000, reflecting an effective tax rate of 17.6% and (115.9%), respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was significantly impacted by book income from non-taxable entities of $2.7 million and a net change in the valuation allowance provided against our deferred tax assets of $298,000, as we believe it is not more likely than not that some of our deferred tax assets will be realized. See Note 10 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interests

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2016, we had a 53.1% economic interest in HPIH, and HPI had a 46.9% economic interest in HPIH. HPI’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net income attributable to HII for the respective three and nine months ended September 30, 2016 included HII’s share of its consolidated entities’ net income and loss, and a provision for income taxes of $1.6 million and $2.5 million. Net loss attributable to HII for the three and nine months ended September 30, 2015 included HII’s share of its consolidated entities’ net loss, a provision for income taxes of $701,000 and $664,000, respectively.

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

Liquidity and Capital Resources

General

As of September 30, 2016, we had $14.3 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into the RLOC for $15.0 million with a bank. As of September 30, 2016, we have drawn $5.0 million against the line of credit. The purpose of the RLOC is to provide working capital, expand the advanced commission program, and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. While the Company does not expect to continue the same degree of historic expansion with the advanced commission program, the Company is evaluating alternative sources of funding to complement the program should additional growth be appropriate.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 was primarily the result of $11.7 million of net income coupled with a $1.3 million increase in income taxes payable and $3.5 million increase in accounts payable, accrued expenses and other liabilities. The primary driver of this change in accounts payable, accrued expenses and other liabilities was a $2.8 million dollar increase in carriers and vendors payable due to greater volume of policies in force, a $2.1 million dollar increase in accrued wages and a $526,000 increase in accrued professional services fees. These sources of cash were partially offset by a $2.6 million increase in restricted cash, and a $6.2 million increase in advanced commissions. Cash used in operating activities for the nine months ended September 30, 2015 was primarily the result of a $9.2 million increase in advanced commissions and a $277,000 decrease in accounts payable and accrued liabilities. These uses of cash were offset by a decrease to accounts receivable and other assets of $1.0 million and a $395,000 decrease in cash held on behalf of others.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2016 were attributable to capitalized internal-use software and website development costs of $2.4 million. Our primary investing activities for the nine months ended September 30, 2015 included the issuance of a revolving note receivable of $1.0 million to one of our distributors and $1.2 million of capitalized website development costs, partially offset by maturities of certificates of deposits classified as held-to-maturity investments of $461,000.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, cash used in financing activities of $3.3 million was primarily driven by the proceeds of $7.5 million from borrowing under the revolving line of credit, offset by repayments of $10.0 million against the same RLOC. Payments of $547,000 of contingent acquisition consideration, $144,000 of payments for noncompete obligations and $86,000 in member distributions all further contributed to the cash used. During the nine months ended September 30, 2015, cash used in financing activities was $1.4 million, consisting primarily of $2.5 million in proceeds received from borrowings under the RLOC offset by $2.3 million in payments of contingent acquisition consideration, $815,000 in distributions to members of HPIH and $520,000 to repurchase shares of our Class A common stock under a share repurchase plan.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of September 30, 2016, we have drawn $5.0 million on the RLOC.

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

Under the terms of the RLOC, we incurred certain costs related to acquiring the RLOC of $23,000. These costs have been capitalized and are included in consolidated balance sheet at September 30, 2016. The financing costs consist primarily of consulting and legal fees directly related to the bank loan. These amounts are amortized over the life of the related debt. The unamortized balance as of September 30, 2016 was $9,000.

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

During the nine months ended September 30, 2016, the Company also held restricted cash as pledged deposits with certain institutions. These deposits were contractually required and were pledged as security for such institutions. At September 30, 2016, all restrictions were released and no such balance was held as restricted for this purpose. No such amounts were restricted as of December 31, 2015.

Revenue Recognition

Our revenues consist primarily of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, and administration fees paid by members as a direct result of our enrollment services. The members’ payments include a combination of risk premium, fees for discount benefit plans and an enrollment fee, which are collectively referred to as “premium equivalents.” Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance, which generally has been accurate in the past, and record adjustments as necessary. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future. The net allowance for estimated policy cancellations as of September 30, 2016 and December 31, 2015 was $462,000 and $352,000, respectively.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment will require judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment for impairment is required. As of September 30, 2016 we have one reporting unit and the most recent impairment assessment as of June 30, 2016 did not indicate impairment. See Note 13 of the accompanying condensed consolidated financial statements for further information on our change in reporting units.

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

See Note 2 in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K and Note 3 of the accompanying condensed consolidated financial statements for further information on the acquisitions and our goodwill balance as of December 31, 2015 and September 30, 2016, respectively.

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

Recent Accounting Pronouncements

Following is a summary of recent accounting pronouncements published by the Financial Accounting Standards Board (“FASB”). As noted above, we have elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under provisions of the JOBS Act.

In August 2016, the FASB issued an update to the presentation of certain cash receipts and cash payments as presented and classified in the statement of cash flows. The update provides amendments to the codification for eight specific cash flow issues such as the classification of debt prepayment or debt extinguishment costs to the classification of the proceeds from the settlement of insurance claims. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In March 2016, the FASB issued an amendment to its accounting guidance for stock compensation as part of the FASB’s simplification initiative. The amendments affect all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. We will adopt this guidance in reporting periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The impact of adopting this pronouncement on our condensed consolidated financial statements will be immaterial.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities (nonpublic entities), the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Deferral of the Effective Date, defers the effective date of this update by one year. Early adoption is not permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting this pronouncement on our condensed consolidated financial statements.

Carrier Concentration

For the nine months ended September 30, 2016, three carriers accounted for 64% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents.

On October 1, 2016, the Company came to mutual agreement with HCC Life Insurance Company, one of the three carriers represented above, to modify the terms of our carrier contract. The Company no longer sells new HCC STM products through our third-party distributors. We continue to write new HCC products through our company owned call center and AgileHealthInsurance.com. We do not expect this contract modification to have a material impact, if any, on our company revenues.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

As the administrator of the LTIP, the Compensation Committee has full power and authority to, among other things, interpret and administer the LTIP, including any awards made under the LTIP. The Compensation Committee, in connection with the 725,000 SARs granted to Mr. McNamee, interpreted the LTIP to permit the award of up to 200,000 SARs as well as up to 525,000 Other Stock-Based Awards, which may consist of SARs or any other type of award, that qualify as “qualified performance-based compensation” under Section 162(m). Accordingly, our Board of Directors believes that the SARs awarded to Mr. McNamee are fully consistent with the terms of the stockholder-approved LTIP, and we have responded in writing to the law firm with this position. As a result of our communications with the law firm, the law firm has withdrawn its demand on behalf of the stockholder, although the law firm has orally demanded the payment of $325,000 of legal fees based on certain supplemental disclosures made to our stockholders in advance of the 2016 Annual Meeting of Stockholders relating to the amendment of the LTIP. The Company has rejected this demand, and as of September 30, 2016, the parties were engaged in settlement discussions regarding this legal fee demand. The Company has offered and accrued $30,000 in connection with the settlement however discussions are ongoing.

On May 5, 2016, the Company received a letter from another law firm on behalf of another purported stockholder alleging that, like the above-described letter, the Company’s grant of SARs to Mr. McNamee in 2015 exceeded the per-person annual limits of the LTIP (for the same reason stated in the above-described letter). The Company has responded in the same manner, and rejected the second law firm’s allegation regarding the LTIP violation.

State Regulatory Examinations

The Company has received notification from the Indiana Department of Insurance that a multistate examination has been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. As the Company is a distributor of HCC products, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance will serve as the managing participant of the multistate examination, and the examination will include, among other things, a review of whether HCC (and presumably the Company) has engaged in any unfair or deceptive acts or insurance business practices. In addition to the multistate examination led by Indiana, we are aware that several other states, including Arkansas, Florida, Kansas, Montana, Ohio, South Dakota, Texas and Massachusetts, are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call centers, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that, except as described below, it does not believe are material at this time. Except to the extent described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies.

Montana Regulatory Action

The Company has also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action has been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, have requested a hearing before the CSI to contest the state’s allegations and the Company is in the process of retrieving data and information to do so. The state has formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer experienced in the insurance industry, has been appointed to hear the matter. This matter is at a very early stage of the investigative process and the Company has been cooperative with the CSI while seeking to properly measure and gauge the potential of the allegations.

While it is still too early to assess whether the CSI’s Notice and the investigation of these organizations and individuals will have a material impact on the Company, the Company believes that based on nature of the allegations and evidence provided by the state of Montana during the third quarter, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, the Company is currently unable to either estimate the amount of any potential civil penalty, or determine a range of potential loss, as the Company lacks insight into the events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties. It is very possible that there may be no financial loss, or a reasonable resolution reached with the CSI. The Company continues to regularly communicate and work closely with the CSI in furtherance of bringing the matter towards a mutually satisfactory resolution.

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the following new risk factor:

Final HHS rule may have a material adverse impact on future revenues.

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months including any period for which the policy may be renewed. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. This rule will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year but we are not yet able to determine the impact on total revenues, if any, as we will seek to mitigate revenue losses, if any, by offering new products, by growing our already strong distribution channels and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage, although there is no assurance that such measures will fully offset any revenue losses.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2016.

Issuer Purchases of Equity Securities

Share Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which could remain in place until December 31, 2016. We have adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization. The Repurchase Plan allows us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods. The Repurchase Plan commenced on December 19, 2014. During the nine months ended September 30, 2016, we have not repurchased any shares of our registered Class A common stock under our Repurchase Plan as the plan was discontinued in May 2015.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended September 30, 2016:

Periods	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2016 through July 31, 2016	4,322	(2)	—	—	682,830
August 1, 2016 through August 31, 2016	—		—	—	682,830
September 1, 2016 through September 30, 2016	3,206	(2)	—	—	682,830
Total	7,528			—	682,830

(1)	A total of 117,170 shares were repurchased under the Repurchase Plan before it was discontinued. We discontinued the Repurchase Plan in May 2015 but reserve the ability to adopt a new purchase plan in the future under the purchase program described above.

(2)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 31, 2016).

10.2#	Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Gavin D. Southwell (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on August 8, 2016).

10.3#	Employment Agreement, dated July 24, 2015 between Health Insurance Innovations, Inc. and Josef Denother (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on August 8, 2016).

10.4#	Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Josef Denother (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed on August 8, 2016).

10.5#	Second Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Patrick R. McNamee (Incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed on August 8, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32**	Section 1350 Certifications

100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

*	Document is filed with this Quarterly Report on Form 10-Q.

**	Document is furnished with this Quarterly Report on Form 10-Q.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

November 3, 2016	/s/ Patrick R. McNamee
PATRICK R. MCNAMEE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 3, 2016	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER (PRINCIPAL FINANCIAL OFFICER)

