Form 10-K
period 2016-12-31
Health Insurance Innovations, Inc.
filed 2017-03-02
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $27.6 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 30, 2016.

As of March 1, 2017, there were 8,914,717 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 6,841,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

INTRODUCTION

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads LLC, previously, a partially owned venture we and a third-party formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII. SIL was a consolidated subsidiary of HII through March 2015.

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

PART I

ITEM 1. BUSINESS

Overview

We are a developer, distributor and cloud-based administrator of affordable individual health and family insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans, and guaranteed-issue and underwritten hospital indemnity plans. We also develop, distribute and administer supplemental products which includes a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP.

STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. Through 2016, STM plans provided up to six months, eleven months or 364 days of health insurance coverage with a wide range of deductible and copay levels. On October 31, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47 that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective beginning April 1, 2017, set new limits on STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The impact of the HHS rule could reduce revenues related to STM in the future.

Hospital indemnity plans are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy term lengths.

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. We market products to individuals through our internal distribution network and we use an external distribution network consisting of non-owned third party licensed agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we administer the IFPs and supplemental products. We manage customer relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our internal and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability as we add members and on a per-policy-basis, reduces the costs associated with marketing, selling, underwriting and administering policies.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), our enrollment fees and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues from above consist of the balance of the premium equivalents.

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

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health Insurance” to refer to health insurance products of less than one year in duration, such as STM. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

Health Insurance Industry and Market Opportunity

In recent years there have been major proposed changes to health insurance laws. Some of these proposals were implemented under PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we collectively refer to as “Healthcare Reform”. These reforms imposed requirements on a broad segment of the population, including a mandate that most individuals carry health insurance or face tax penalties; tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; the establishment of a mandatory set of ten Essential Health Benefits for IMM plans; a mandate that certain employers offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality. Among other things, these changes resulted in a dramatic increase in the unsubsidized average premium for IMM plans as compared to the pre-reform IMM market. As a provider of IFP products, we benefit from the exemption of short-term medical plans (i.e., those with durations less than one year) from the MLR requirements and pre-existing condition prohibitions but are disadvantaged by the tax penalties, to which those insured under IFP plans remain subject.

The implementation of Healthcare Reform has, among other things, increased the unsubsidized average premium for IMM plans, caused carriers to narrow networks under IMM plans and restricted the availability (except in very limited circumstances) to open enrollment periods. Our IFP plans’ affordable premium prices, wide acceptance among healthcare providers and year-round availability provide consumer value not available under PPACA health plans. In addition, Healthcare Reform mandates MLR thresholds that require that IMM carriers use 80% to 85% of all premiums collected to pay claims. This has significantly reduced agent commission rates on IMM policies, forcing many agents to abandon the traditional face-to-face IMM sales model. Since 2014, IMM carriers are also subject to a pre-existing condition mandate requiring them to accept all customers regardless of their pre-existing conditions and to cover all ten Essential Health Benefits. These required coverages further increases the cost of IMM coverage. Unlike IMM plans, our IFP products are not subject to narrow networks and are exempt from the minimum MLR thresholds, “must-carry” pre-existing conditions requirements, and Essential Health Benefits requirements under Healthcare Reform, allowing us to offer more attractive commission rates to our distributors while providing products with average premium cost significantly more affordable than unsubsidized PPACA health plans. We believe these dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market.

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

On June 10, 2016, HHS proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule, Internal Revenue Bulletin 2016-47, substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017.

During the recent Presidential election campaigns, changes to PPACA were proposed. Since the election, there have been several proposals for changes to Health Insurance laws and regulations. The only actual change announced to date is the “Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal” which includes a requirement for Insurance Commissioners and others to “encourage the development of a free and open market in interstate commerce for the offering of healthcare services and health insurance, with the goal of achieving and preserving maximum options for patients and consumers.” One practical effect has been that the IRS no longer requires filers to indicate whether they have PPACA compliant health insurance.

We believe that one of the consequences of the recent proposals is that some buyers of health insurance will move from IMM to STM or other products we offer.

These ongoing changes in the health insurance industry have expanded and reshaped our target market and we believe the market will continue to evolve. We intend to aggressively pursue opportunities to help meet consumers’ needs for affordable health insurance. We believe that our technology platform, product focus and industry expertise will allow us to gain an increasing share of this growing market.

Our Strategy

Our objective is to continue to expand our business and increase our presence in the affordable, web-based health insurance solutions market. Our principal strategies to meet this objective are:

●	Drive Continuous Product Innovation. We constantly strive to diversify our product portfolio to provide consumers with more choices for their health insurance needs. In addition to our long-standing relationships with our insurance carriers, we continue to develop relationships with new carriers to improve and increase our product mix to help our customers find the right insurance coverage at the right price points while providing new revenue streams to the Company. The expected changes to PPACA are likely to lead to additional opportunities for customers to obtain health insurance coverage appropriate to their needs.

●	Enhance the Consumer Experience. We have invested significant resources and strive to be market leaders in our customer service and compliance areas, utilizing new technology and additional personnel.

●	Online sales experience via AgileHealthInsurance.com. In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We will continue to expand our direct to consumer web presence with continued focus on its profitability.

●	Strengthen and Grow Traditional Distribution Channels. The extensive traditional distribution network we access includes owned and independent call centers that utilize licensed agents to sell insurance products. We offer an appealing, incentive-based compensation structure to our distributors that we believe motivates distributors to work with us. By continuing to offer highly competitive commission rates and advance commission arrangements, we believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to grow our relationships with traditional distributors.

●	Strategic acquisitions and other transactions. We may acquire, or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.

Our Competitive Strengths

Proprietary, Web-Based, Direct-to-Consumer Technology Platforms

Since we began operations in 2008, we have invested significant financial and human resources in building a unique and scalable proprietary, web-based technology platform. Our technology represents a distinct competitive advantage as it reduces the need for customer care agents, the time associated with quoting, billing, underwriting, fulfillment, sale and marketing and provides significant operating leverage as we add members and product offerings. We have acquired the intellectual property rights to certain software-based technologies as further explained below.

Automated Real-Time Integrated E System (“A.R.I.E.S.”)

A.R.I.E.S. is our proprietary product, distribution, and customer management platform. We believe A.R.I.E.S represents a distinct competitive advantage as it reduces the need for customer care agents and provides significant operating leverage as we add members and product offerings. The A.R.I.E.S. platform processes and combines data that is used in insurance plan and product design, sales and distribution of our products and product bundles, member services, business and regulatory compliance, and general reporting. Key elements of A.R.I.E.S. include:

●	Quote-Buy-Print. Individuals access our technology platform through our distributors and can quote products and buy and print their policy documents and identification cards anytime, anyplace.

●	Automated Underwriting. The entire underwriting process is handled by A.R.I.E.S. through the use of health questionnaires approved by the insurance carriers. Because our IFP products are largely targeted to healthy individuals who do not have pre-existing conditions and our hospital indemnity plans are guaranteed-issue, we do not have a traditional underwriting department. Underwriting for IFP products is an immediate accept or reject decision based on a prospective member’s answers to an abbreviated online health-related questionnaire.

●	Multiple Value-Added Products. Consumers are able to supplement our IFP offerings with supplemental products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans. Our technology platform makes it possible for us to instantly offer these bundled products to fit member needs.

●	Turn-Key Solution. Our technology platform is a turnkey solution, allowing distributors to tailor their offering to meet member needs and can be customized to enhance the experience of an affinity group or employer.

●	Payment. Through our online platform, we receive credit card and ACH payments directly from members at the time of sale and automatically process recurring payments.

●	Member Services. Members have the ability to log-in and change payment information and print new identification cards, all without the need of a customer service representative.

●	Verification and Compliance. We have incorporated eSign technology from Adobe, Inc. on our platform to streamline compliance by providing real-time verification to our members’ mobile devices. This technology has allowed us to further automate our compliance program, enhancing quality while minimizing overhead.

●	Seamless Integration with AgileHealthInsurance®. Our A.R.I.E.S. platform integrates directly with our recently developed direct to consumer AgileHealthInsurance.com platform.

Established Long-Standing Insurance Carrier Relationships

One of our core strengths is long-standing relationships with some of the leading insurance carriers in the United States, which enables us to offer our IFP and supplemental products on our technology platform. We have entered into written contracts with each of these carriers pursuant to which we sell the carriers’ health plans and supplemental products in exchange for the payment of commissions that vary by carrier and by plan. These contracts are typically non-exclusive and terminable by either party on notice or at the expiration of the term. In some cases, an amendment or termination of an agreement may impact the commissions we are paid on health insurance plans and products that we have already sold through the carrier.

For the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents. For the year, HCC Life Insurance Company (“HCC”) accounted for 22% of our premium equivalents, Unified Life Insurance Company accounted for 20%, and Companion Life Insurance Company accounted for 18%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers. As a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease in the future, but there is no assurance that it will do so.

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. Our relationships with highly rated insurance carriers include AXIS Insurance Company, Everest Reinsurance Company, Companion Life Insurance Company, Standard Life and Accident Insurance Company, and Nationwide Mutual Insurance among others. We also continue to develop relationships with new carriers to help us expand our product portfolio.

Long-Term Relationships with Licensed Insurance Distributors

We believe our product expertise, our relationships with multiple insurance carriers, our focus on compliance and our technology platforms make us an partner of choice for our distributors. We have extensive knowledge of the individual health insurance products that we design and fulfill, which allows us to assist our distributors in placing business. Our management team has built a broad distribution network and continuously adds new independent distributors.

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

Our Products

Our differentiated product offerings allow us to build leading positions in our target markets for insurance and related products. The key products we provide include:

●	Short-Term Medical Plans. Through 2016, STM plans provided up to six months, eleven months, or 364 days of health insurance coverage with a wide range of deductible and copay levels. On October 31, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47 that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective beginning April 1, 2017, set new limits on STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. Because the STM plans we offer do not cover pre-existing and often chronic health conditions, and since STM policies terminate after their initial term, these policies have been designed by us with generally substantially lower customer premiums as compared to unsubsidized Exchange or off-Exchange IMM insurance. STM plans generally offer some similar benefits for qualifying individuals as many IMM plans. For example, both STM plans and most silver IMM plans offer a choice of deductibles, a choice of coinsurance, coverage for emergency room care, surgeries, x-rays, lab work, diagnostics, doctor office co-payments, and preferred provider organization network discounts. However, while IMM plans cover prescription drugs, pre-existing conditions and preventive care, STM plans provide optional coverage for prescription drugs and do not cover pre-existing conditions or preventive care unless mandated by the state law. STM plans also do not cover certain medical events such as pregnancy.

●	Hospital Indemnity Plans. Our hospital indemnity plans provide individuals with a daily cash benefit for hospital treatment and doctor office visits as well as accidental injury and death or dismemberment benefits. The claims process for hospital indemnity plans is streamlined: the member simply provides proof of hospitalization and the carrier pays the predetermined benefits. These policies are primarily used by customers who do not have adequate health insurance and do not qualify for other plans or who wish to supplement existing coverage, typically in conjunction with high deductible plans.

●	Supplemental Products. We provide numerous low-cost supplemental insurance and discount benefit products, including pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP. These are typically monthly programs with automatic renewal which are not affected by the changes to rules relating to the maximum duration or renewal of STM products.

Sales and Marketing

Our sales and marketing initiatives primarily consist of hiring experienced sales professionals to strengthen our relationships with existing and potential third-party distributors, implementing marketing campaigns and attending industry-sponsored events. We utilize our owned call center and independent third-party distributors and independent brokers to market our products directly to potential members. Our sales and marketing activities also include internal referral generation and acquisition, customer referrals and online marketing. We focus on building brand awareness among our distributors and members, increasing the number of distributors and converting sales leads into buyers.

We derive a significant portion of our AgileHealthInsurance® website traffic through contractual marketing relationships with online and offline businesses that promote AgileHealthInsurance® to its customers and users. These marketing relationships include online advertisers, content providers and insurance lead aggregators. We also attract website traffic from consumers who search for health insurance through internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. As part of this marketing strategy, we employ both algorithmic listings and paid advertisements to attract consumers to our website.

Seasonality

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been largely impacted by Healthcare Reform. Beginning in 2013, under Healthcare Reform, open enrollment periods were created. During these periods, the most recent of which began in the fourth quarter of 2016 and continued into the first quarter of 2017, individuals can enroll in individual insurance programs. During the times that these open enrollment periods are closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans under PPACA. During the four open enrollment periods to date, we experienced significant fluctuations in sales. We believe that as the market matures, sales will become more predictable and less subject to swings. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced to date may change as the implementation of Healthcare Reform continues and our markets continue to change. For instance, we believe that HealthPocket will be a largely seasonal business as a higher level of traffic to HealthPocket.com will come during the Medicare and PPACA open-enrollment periods.

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

National insurance brokers. Although insurance brokers have traditionally not focused on the affordable IFP market, they may enter our markets and could compete with us. These large agencies have existing relationships with many of our carrier companies, are licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies have worked with us in order to offer our services to their customer and member bases.

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

●	affordable, value added healthcare products;

●	proprietary, web-based technology platform;

●	strength of carrier relationships and depth of technology integration with carriers;

●	data-driven product design;

●	highly automated compliance program;

●	strength of distribution relationships; and

●	proven capabilities measured in years of delivering sales and creating and using reliable technology.

Intellectual Property

Our success depends, in part, on our ability to protect our intellectual property and proprietary technology, and to operate our business without infringing or violating the intellectual property or proprietary rights of others. We rely on a combination of copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights (including confidentiality and non-disclosure agreements), including our proprietary technology. However, these intellectual property rights may not prevent others from creating a competitive online platform or otherwise competing with us.

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

Internal Revenue Bulletin: 2016-47

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017.

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

State insurance laws also require us to maintain any combination of insurance agency, broker, and third party administrator licenses in each state in which we transact health insurance business and adhere to sales, documentation and administration practices specific to that state. In addition, each of our employees who solicits, negotiates, sells or transacts health insurance business for us must maintain an individual insurance agent or broker license in one or more states. Because we transact business in the majority of states, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business.

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

Employees

As of December 31, 2016, we had 174 employees, of which 172 were full-time employees. As of December 31, 2015, we had 192 employees, of which 191 were full-time employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees are represented by a labor union.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not exhaustive and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Relating to Our Business and Industry

Our business practices and the business practices of our third-party distributors and carriers are currently being reviewed by various state insurance regulators and the results of such reviews may adversely affect our business and results of operations.

Our business practices and the business practices of our third-party distributors and carriers are heavily regulated by each state in the United States and various federal agencies. State regulators require that we and our third-party distributors adhere to sales, documentation, and administration practices specific to each state. We are currently subject to several state regulatory examinations and actions as further described below and in “Legal Proceedings” in Part I, Item 3 of this report.

The Indiana Department of Insurance has commenced a multistate examination providing for the review of an insurance company whose products we previously distributed, the examination of which will include a review of our activities and whether our practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether the insurance company (and our Company) has engaged in any unfair or deceptive acts or insurance business practices. As of March 1, 2017, forty-two states have joined the multistate examination.

In addition to the multistate examination, the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) has initiated an administrative action against us. We were among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to us as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including our Company, requested a hearing before the CSI to contest the state’s allegations and, in addition to reviewing our own data, we have requested certain materials, data, and information from the CSI in order to do so. Pending the resolution of the matter, the CSI summarily suspended our license to conduct business in Montana. The state formally granted our request to be heard on the issues, and a neutral Hearing Officer, experienced in the insurance industry, has been appointed to hear the matter. We have been cooperative with the CSI, and we have begun the routine exchange of information attendant to the hearing process so we can properly measure and gauge the potential of the allegations. Additional requests for information are ongoing as we work to understand the CSI’s concerns. While it is too early to assess whether the CSI’s notice and the investigation of these organizations and individuals will have a material impact on us, based on the nature of the allegations and evidence provided by the CSI during the third and fourth quarters of 2016 and settlement discussions with the CSI in early 2017, we believe that a loss arising from the future assessment of a civil penalty against us in the range of $100,000 to $315,000 is probable but may vary based on the early stages of this matter.

We have also received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”). As part of the MAG’s regulatory oversight of the Massachusetts health care system and its corresponding authority to request documents from market participants, the MAG has requested that we provide certain information and documents. The information requested will be used to review our sales and marketing practices, and ensure we are in compliance with Massachusetts laws and regulations. Additionally, our materials and sales and marketing practices will be evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices. We have provided all requested documents and materials and continue to cooperate with the MAG in order to bring the matter to an agreeable conclusion. Based on the nature of the allegations raised by the MAG and based on discussions with them, we believe a loss arising from the future assessment of a civil penalty against the Company is possible however, we have not received any formal settlement offer from the state. We have begun preliminary discussions with the MAG concerning resolution options to avoid the need and cost of a continuing inquiry, and the MAG has indicated it is willing to discuss such options; however, there is no guarantee that we will reach a mutually agreeable resolution. Any formal settlement proposal would need to be approved by the management of the MAG before it is presented to us and as such, the MAG will likely want to engage in additional discovery prior to doing so, and it is too early in the process to estimate a potential range of loss.

In September 2016, the Texas Department of Insurance (“TDI”) notified us that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of our products. In connection with the investigation, the TDI requested certain information, records, and explanations from us, and we delivered a response and the requested information and records in November 2016. Following such date, the TDI has not taken any action, and the TDI has only communicated that it is continuing to review the matter. Our Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position.

In addition to the above, the states of Florida, Ohio, and South Dakota are reviewing the Company and the sales practices and potential unlicensed sale of insurance by our third-party distributor call centers. While we are aware of these states’ reviews, as of March 1, 2017, we have not been presented with any formal administrative action by any of these states, although South Dakota has offered to enter into a consent judgment whereby we would admit to no wrongdoing and pay a civil fine of $55,000. We are not aware of any examination into the sales practices of our owned call center in these states, although we cannot be certain that no such investigation is occurring or will occur.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions and we have recently developed and enhanced our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party distributors, which could harm our business, results of operations or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. For additional information regarding our current state regulatory matters, see “Legal Proceedings” in Part I, Item 3 of this report.

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

A substantial portion of our business is concentrated in a small number of carriers, and such concentration could make our business more vulnerable to adverse changes in our relationships with carriers.

For the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents. For the year ended December 31, 2016, HCC Life Insurance Company (“HCC”) accounted for 22% of our premium equivalents, Unified Life Insurance Company accounted for 20%, and Companion Life Insurance Company accounted for 18%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers. On February 1, 2017, we came to mutual agreement with HCC to terminate the terms of our carrier contract with HCC. We no longer sell HCC products through any of our distribution channels. Although we do not expect this contract termination to have a material impact on our Company revenues, such termination will make us more dependent on the other carriers with which we have been developing relationships.

We typically enter into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to underwrite our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, insurance carrier websites or other sales channels, or to market their own plans or products, and, in turn, could limit or prohibit us from marketing their plans or products. Insurance carriers may decide not to underwrite insurance plans or products in the individual health insurance market in certain geographies or altogether. Our carrier relationship could also be affected by lawsuits and regulatory actions against our carriers relating to the products sold by us, as such carriers may seek indemnification or reimbursement from us or may seek to otherwise adversely change their relationship with us. Carriers can be, and two of our carriers have been, subject to lawsuits and regulatory actions of which we could, and have been, named parties. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans or products we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new insurance carrier relationships or are unable to offer members a wide variety of health insurance plans and products.

The private health insurance industry in the United States has experienced substantial consolidation over the past several years, resulting in a decrease in the number of insurance carriers. As a result of this trend, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. In addition, one or more of our insurance carriers could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, and failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition. For example, for the year ended December 31, 2016, two carriers accounted for 22% and 20%, or 42% of our premium equivalents.

Our business could be harmed if we lose our relationships with independent distributors, fail to maintain good relationships with independent distributors, become dependent upon a limited number of third-party distributors or fail to develop new relationships with third-party distributors.

We depend upon licensed third-party distributors, in addition to our internal distribution network, to sell our products. We typically enter into contractual agency relationships with independent distributors that are non-exclusive and terminable on short notice by either party for any reason. In many cases, these distributors also have the ability to amend the terms of our agreements unilaterally on short notice. Third-party distributors may be unwilling to sell our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. For example, these independent distributors may decide to sell plans and products that bring them a higher commission than our plans and products or may decide not to sell IFP plans at all. Because we rely on a diverse distributor network to sell the products we offer, any loss of relationships with independent distributors or failure to maintain good relationships with independent distributors could harm our business, results of operations and financial condition. We have terminated, and could continue to terminate relationships, with distributors for their failure to follow our compliance standards or their otherwise engaging in problematic business practices. In 2016, we terminated two of our largest distributors for failure to comply with our standards. Further, we believe that we must grow our third-party distributor network in order to achieve our growth plans. If we are unable to grow our independent distributor network and develop new relationships with third-party distributors, our revenue could be adversely impacted.

We depend on relationships with third-parties for certain services that are important to our business. An interruption or cessation of such services by any third-party could have a material adverse effect on our business.

We depend on a number of third-party relationships to enhance our business. For instance, state regulations may require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with certain associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense, a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, and Med-Sense exclusively endorses the insurance products that we offer. Members of the association are given access to a wide variety of our products that are otherwise unavailable to non-members. We also have affiliations with other associations offering similar benefits as alternatives to Med-Sense. Med-Sense has the right to cancel its agreement with us at any time by providing 120 days’ prior written notice. While we believe we could replace Med-Sense with other group programs or associations, there can be no assurance that any of our other association affiliations could replace Med-Sense or if we could find another association to replace Med-Sense on a timely basis or at all. If we were to lose our relationship with Med-Sense and were unable to find another group program or association on a timely basis or at all, this would have a material adverse effect on our business.

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

Although we offer health insurance plans and products for many insurance carriers, they also compete with us by offering their plans and products directly to individuals or may elect to compete with us by offering their plans and products directly to individuals in the future. We may not be able to compete successfully against our current or future competitors. Some of our current and potential competitors have longer operating histories in the health insurance industry, access to larger customer bases, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. As compared to us, our current and future competitors may be able to:

●	undertake more extensive marketing campaigns for their brands and services;

●	devote more resources to website and systems development;

●	negotiate more favorable commission rates; and

●	attract potential employees, marketing partners and third-party service providers.

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

Certain key members of Congress continue to express a desire to withhold the funding necessary for Healthcare Reform or the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. Conversely, the enforcement of Healthcare Reform and regulations promulgated thereunder could have negative effects on us, including:

●	increasing our competition;

●	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell;

●	decreasing the number of types of health insurance plans and products available for us to sell, as well as the number of insurance carriers offering such plans and products;

●	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell;

●	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways;

●	causing IFP policyholders to pay the government a penalty or tax;

●	making the cost of IMM more affordable through tax credits and subsidies;

●	regulating out stand-alone hospital indemnity plans;

●	causing STM policies to be subject to MLR threshold requirements; or

●	causing STM policies to be subject to “must carry” pre-existing condition requirements.

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

Persons who do not enroll in health care insurance plans with minimum essential coverage will be required to pay a penalty to the Internal Revenue Service which commenced in 2016, unless a hardship exception applies. The health insurance products that we sell are not deemed qualified insurance policies and will not exempt our customers from these penalties. If the cost of the insurance policies that we sell, together with any penalties that our potential customers could be required to pay, are not less than the cost of qualifying health insurance policies, or our policies are otherwise perceived as inferior to qualifying insurance policies by potential customers, our business, revenues and results of operations could be materially harmed.

Final HHS rule may have a material adverse impact on future revenues.

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule, Internal Revenue Bulletin 2016-47, substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. Although the rule could be the subject of repeal or further delayed enforcement due to the January 2017 change in the U.S. presidential administration, as of March 1, 2017, we were not aware of any government action or intent to repeal or delay the rule. This rule, assuming that it is enforced beginning April 1, 2017, will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year and may also therefore have a material adverse impact on total revenues, although we are not yet able to determine the impact on total revenues, as we will seek to mitigate revenue losses by offering new products, by growing our already strong distribution channels, and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage. There is no assurance, however, that such measures will fully offset any revenue losses associated with the implementation of the rule.

If we or our independent distributors fail to comply with the numerous laws and regulations that are applicable to our business, our business and results of operations could be harmed.

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to each state. In addition, each distributor who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in the majority of states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

●	grant suspend, and revoke licenses to transact insurance business;

●	issue provisional or conditional licenses for probationary periods;

●	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

●	require and regulate disclosure in connection with the sale and solicitation of health insurance;

●	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;

●	determine which entities can be paid commissions from carriers;

●	regulate the content of insurance-related advertisements, including web pages;

●	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

●	impose fines and other penalties;

●	impose continuing education requirements on agents and employees; and

●	otherwise require changes to or impose conditions on how we or our distributors conduct business in their respective jurisdictions.

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations and the number of third parties with which we have relationships, we may not have always been, and we and/or our independent distributors may not always be, in compliance with such laws and regulations. Failure to comply could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation. Because some members, distributors and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the internet, any negative publicity may affect us more than it would others in the health insurance industry and could harm our business, results of operations and financial condition.

Because we depend in part on independent third-party distributors for the sale of our products, the failure of our distributors to comply with applicable laws and regulations could have an adverse effect on our business. For example, the actions or omissions of our independent third-party distributors could result in an investigation or regulatory action against our Company.

In addition, we have received and may in the future receive inquiries from state insurance regulators regarding our marketing and business practices and the practices of our independent third-party distributors and carriers. We may modify our practices in connection with any such inquiry, and we may require our distributors to change their practices, or we may be forced to terminate distributors. In 2016, we terminated two of our largest independent distributors for their failure to comply with our compliance standards. Any modification, or penalty for noncompliance, of our marketing or business practices in response to regulatory inquiries could harm our business, results of operations or financial condition.

For additional information regarding our current state insurance regulatory matters, see the Risk Factor above titled “Our business practices and the business practices of our third-party distributors are currently being reviewed by various state insurance regulators and the results of such reviews may adversely affect our business and results of operations” and “Legal Proceedings” in Part I, Item 3 of this report.

Regulation of the sale of health insurance is subject to change, and future regulations could harm our business and results of operations.

The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, once health insurance pricing is set by the insurance carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit insurance carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. As a result, we do not currently compete with insurance carriers or other agents and brokers on the price of the health insurance products offered on our distribution platform. We currently base our revenue structure on various commissions and fees, including commissions from insurance premiums and enrollment, monthly administrative fees and discount benefit fees. However, future laws and regulations could negatively adjust the commissions and fees we receive. If current laws or regulations change, we could be forced to reduce prices, commissions and fees or provide rebates or other incentives for the health insurance products sold through our online platform, which could harm our business, results of operations and financial condition.

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

Our success depends in part upon continued growth in the use of the internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the internet to request further information or contact directly or indirectly the distributors that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform. Our future growth, if any, will depend in part upon:

●	the growth of the internet as a commerce medium generally, and as a market for individual health insurance plans and services specifically;

●	individuals’ willingness and ability to conduct their own health insurance research;

●	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;

●	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and

●	insurance carriers’ willingness to use us and the internet as a distribution channel for health insurance plans and products.

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

We provide information on our platform, through our call center partners and in other ways regarding health insurance in general and the health insurance plans and products we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. We also regularly provide health insurance plan information in the scripts used by our customer call center partners. If the information we provide on our platform, through our customer call center partners or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, insurance carriers and others could attempt to hold us liable for damages, our relationships with insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our services. As a result, these types of claims could harm our business, results of operations and financial condition. Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. We, our distributors, and our carriers have been, and may continue to be, the subject of allegations of TCPA violations, and we could be responsible for some of the costs incurred by distributors or carriers who are the subject of allegations of TCPA violations. Any violation of these regulations could expose us to damages for monetary loss, statutory damages, fines, penalties and/or regulatory inquiries.

In the ordinary course of our business, we have received, and may continue to receive, inquiries from state regulators relating to various matters or in the future become involved in litigation. Also from time to time, we may be a party to litigation and subject to civil claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. For information regarding our current regulatory matters, see the Risk Factor above titled “Our business practices and the business practices of our third-party distributors are currently being reviewed by various state insurance regulators and the results of such reviews may adversely affect our business and results of operations” and “Legal Proceedings” in Part I, Item 3 of this report. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

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

We make advance commission payments to many of our independent distributors in order to assist them with the cost of lead acquisition and provide working capital. As of December 31, 2016, we had a balance outstanding for advanced commissions of approximately $37.0 million under such arrangements of which approximately $32.6 million is with three distributors. Of the three, one distributor accounts for approximately $24.1 million, or 65.2% of the total outstanding balance. In most cases where we make advance commission payments, we receive security interests in collateral, as well as personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would usually be considered secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

.

Seasonality could cause fluctuations in our financial results.

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Under Healthcare Reform, the PPACA open enrollment period begins in the fourth quarter of 2016 and continues into the first quarter of 2017, at which time individuals can enroll in ACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced may change as the implementation and enforcement of Healthcare Reform continues and our markets continue to change. Any seasonality that we experience could cause fluctuations in our financial results.

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

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of individually identifiable health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change. These regulations could have a negative impact on our business, for example:

●	HIPAA and its implementing regulations were enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

●	The HITECH Act sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches. Penalties now range from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

●	Other federal and state laws restricting the use and protecting the privacy and security of individually identifiable information may apply, many of which are not preempted by HIPAA.

●	Federal and state consumer protection laws are increasingly being applied by the FTC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. Despite the security measures that we have in place to ensure compliance with privacy and data protection laws, our facilities and systems, and those of our third-party vendors and subcontractors, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Due to the recent enactment of the HITECH Act, we are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have received inquiries relating to our compliance with various privacy acts, including inquiries originating from allegations of a potential breach, to date none have been found or determined to be actual violations by our Company.

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

Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities or make other strategic transactions. Such transactions could pose numerous risks to our operations, including:

●	difficulty integrating the purchased operations, technologies or products;

●	incurring substantial unanticipated integration costs;

●	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

●	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

●	difficulty retaining or developing the acquired businesses’ customers;

●	acquisitions could adversely affect our existing business relationships with suppliers and members;

●	failing to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

●	incurring liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

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

AgileHealthInsurance® depends upon marketing partnerships to attract a significant portion of the consumers who visit our website, and Agile’s success is dependent on our ability to maintain effective relationships with our existing marketing partners and establish successful relationships with new marketing partners

We enter into contractual marketing relationships with online and offline businesses that promote AgileHealthInsurance® to its customers and users. These marketing partners include online advertisers, content providers and insurance lead aggregators, and we typically compensate our marketing partners for their online referrals (clickthroughs) on a performance basis (CPA or CPC). If we are unable to maintain successful relationships with our existing marketing partners or fail to establish successful relationships with new marketing partners, our business, results of operations and financial condition will be harmed. Additionally, if competition increases with respect to marketing partner relationships, this would increase the cost of compensation agreements with marketing partners and increase the marketing expenses associated with these partners.

AgileHealthInsurance® depends upon internet search engines to attract a significant portion of the consumers who visit our direct to consumer website

We derive a significant portion of our AgileHealthInsurance® website traffic from consumers who search for health insurance through internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our website.

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

We have entered into a tax receivable agreement with entities that hold Series B Membership Interests that are beneficially owned by Michael W. Kosloske, our founder, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from exchanges of Series B Membership Interests as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income. Changes in factors such as the corporate income tax rate or our ability to generate taxable income in the future could impact our valuation allowance for the deferred tax asset resulting in a benefit or a charge during the period.

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

We completed our IPO in February 2013. From that time through December 31, 2016, shares of our Class A common stock have traded between a low of $3.72 per share to a high of $19.30 per share. Several entities have reported owning, as of December 31, 2016, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;

●	actual or anticipated fluctuations in our quarterly financial and results of operations;

●	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

●	additional indebtedness incurred in the future;

●	introduction of new products and services by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	sales of large blocks of our stock;

●	additions or departures of key personnel;

●	regulatory developments;

●	litigation and governmental investigations; and

●	economic and political conditions or events.

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

The market price of our Class A common stock could decline due to future sales, or expected sales, of converted shares of Class A common stock, whether upon the exchange of Series B Membership Interests by our founder and largest stockholder or upon exercise of stock appreciation rights granted to employees and directors.

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of March 1, 2017, 6,841,667 Series B Membership Interests were outstanding and held by entities owned by Michael Kosloske, our founder and largest stockholder. As required by a registration rights agreement between the Company and Mr. Kosloske’s affiliate entities, there is an effective registration statement covering the resale of Class A common stock that is issuable in exchange for the Series B Membership Interests owned by Mr. Kosloske’s affiliates, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Under the registration rights agreement, Mr. Kosloske has the right, among other things, to sell the shares covered by the effective registration statement in an underwritten offering and to require the Company to provide assistance in connection with any such offering, such as by filing one or more prospectus supplements. In addition to the shares held by Mr. Kosloske’s affiliated entities, as of March 1, 2017, there were approximately 353,000 outstanding stock appreciation rights held by our directors and executive officers that are exercisable for shares of our Class A common stock.

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws and the beneficial ownership of a majority of our shares by one person may deter third-parties from acquiring us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

●	restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

●	prohibit stockholder action by written consent;

●	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

●	provide that special meetings of stockholders may be called only by the board of directors, the chairman of the board of directors or the chief executive officer;

●	establish advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at stockholder meetings;

●	directors may be removed only for cause and only upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote

●	certain provisions of our amended and restated certificate of incorporation may only be amended upon the affirmative vote of holders of at least 75% of all of the outstanding shares of our capital stock entitled to vote; and

●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we leased facilities in four different cities throughout the U.S. All properties are leased with various expiration dates. Our locations are summarized as follows:

Location	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	15,700	Leased	December 2019
Mountain View, CA	1,100	Leased	October 2018
Waxahachie, TX	2,000	Leased	December 2017
Haltom City, TX	3,300	Leased	Month-to-month

We believe that our properties are generally in good condition, well maintained and suitable and adequate to carry out our business at expected capacity for the foreseeable future. Should additional capacity become necessary in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to multiple litigation proceedings. From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

State Regulatory Examinations

From time to time the Company receives information and document requests from state insurance regulators concerning the business practices of the Company and/or third-party distributors of the Company’s products. The Company’s policy is to proactively communicate and cooperate with all such requests.

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a distributor of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida, Ohio, and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call center, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that it does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s newly developed and enhanced compliance and control mechanisms.

Montana Regulatory Action

The Company also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action has been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, requested a hearing before the CSI to contest the state’s allegations and, in addition to reviewing its own data, the Company has requested certain materials, data, and information from the CSI in order to do so. Pending the resolution of the matter, the CSI summarily suspended the Company’s license to conduct business in Montana. The state formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer, experienced in the insurance industry, has been appointed to hear the matter. The Company has been cooperative with the CSI, and both parties have begun the routine exchange of information attendant to the hearing process so that the Company and the CSI can properly measure and gauge the potential of the allegations. Additional requests for information are ongoing as the Company works to understand the CSI’s concerns.

While it is too early to assess whether the CSI’s notice and the investigation of these organizations and individuals will have a material impact on the Company, based on the nature of the allegations and evidence provided by the CSI during the third and fourth quarters of 2016 and settlement discussions with the CSI in early 2017, the Company believes that a loss arising from the future assessment of a civil penalty in the range of $100,000 to $315,000 is probable but may vary based on the early stages of this matter. The Company and the CSI are in the process of attempting to reach a negotiated resolution and the Company will accrue funds for any settlement offers that it makes to the state. Both the Company and the CSI have expressed a willingness to explore amicable resolution options. To that end, the Company continues to regularly communicate, exchange information, and work closely with the CSI in furtherance of bringing the matter towards a mutually satisfactory resolution.

Massachusetts Regulatory Action

The Company also received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. As part of the MAG’s regulatory oversight of the Massachusetts health care system and its corresponding authority to request documents from market participants, the MAG has requested certain information and documents from the Company. The information requested will be used to review the Company’s sales and marketing practices, and ensure the Company is in compliance with Massachusetts laws and regulations. Additionally, the Company’s materials and sales and marketing practices will be evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices.

The Company has provided all requested documents and materials and continues to cooperate with the MAG in order to bring the matter to an agreeable conclusion. Based on the nature of the allegations raised by the MAG and based on discussions with them, the Company believes a loss arising from the future assessment of a civil penalty is possible however, the Company has not received any formal settlement offer from the state. The Company has begun preliminary discussions with the MAG concerning resolution options to avoid the need and cost of a continuing inquiry, and the MAG has indicated it is willing to discuss such options; however, there is no guarantee that the parties will reach a mutually agreeable resolution. Any formal settlement proposal would need to be approved by the management of the MAG before it is presented to the Company and as such, the MAG will likely want to engage in additional discovery prior to doing so, and it is too early in the process to estimate a potential range of loss.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI has not taken any action, and the TDI has only communicated that it is continuing to review the matter. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On March 1, 2017, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $17.85 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
2016:
First Quarter	$6.81	$5.39
Second Quarter	7.79	3.93
Third Quarter	5.96	3.84
Fourth Quarter	18.65	4.85

2015:
First Quarter	$9.38	$6.68
Second Quarter	8.24	4.58
Third Quarter	5.30	4.00
Fourth Quarter	6.94	4.16

There is no public trading market for our Class B common stock.

HOLDERS

As of March 1, 2017, 8,914,717 shares of our Class A common stock and 6,841,667 shares of our Class B common stock were issued and outstanding. As of March 1, 2017, there were 15 Class A common stockholders of record and two Class B stockholders of record.

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

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the year ended December 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Shares Repurchase Plan

On December 17, 2014, our Board of Directors authorized us to purchase up to 800,000 shares of our registered Class A common stock under a repurchase program which remained in place until December 31, 2016. We adopted a plan (the “Repurchase Plan”) under Rule 10b5-1 of the Exchange Act, in connection with this authorization. The Repurchase Plan allowed us to repurchase our shares of Class A common stock at times when we otherwise might be prevented from doing so under insider trading laws or self-imposed trading blackout periods.

During the year ended December 31, 2016 there were no repurchases made under the Repurchase Plan. During the year ended December 31, 2015, we repurchased 73,852 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $7.06.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2016 - October 31, 2016	732	$6.00	–	682,830
November 1, 2016 - November 30, 2016	5,287	12.57	–	682,830
December 1, 2016 - December 31, 2016	1,319	11.30	–	682,830
Total	7,338		–

(1)	Includes shares that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the two years in the period ended December 31, 2016, and its financial condition as of December 31, 2016. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risks Factors” in Item 1A of this report. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this report.

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

We are a developer, distributor, and cloud-based administrator of affordable individual health and family insurance plans and supplemental products. In May 2015, we launched www.AgileHealthInsurance.com, an online direct-to-consumer website, primarily using internal resources at HealthPocket.

Our Products

We are an industry leader in the sale of individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.

STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. Through 2016, STM plans provided up to six months, eleven months, or 364 days of health insurance coverage with a wide range of deductible and copay levels. On October 31, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published a rule limiting the duration of STM plans as further described below.

Hospital indemnity plans are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy term lengths.

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. We market products to individuals through our internal distribution network and we use an external distribution network consisting of non-owned third party licensed agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we administer the IFPs and supplemental products. We manage customer relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our internal and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability as we add members and on a per-policy-basis, reduces the costs associated with marketing, selling, underwriting and administering policies.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), our enrollment fees and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis based on the respective agreements.

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

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health Insurance” to refer to health insurance products of less than one year in duration, such as STM. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

On June 10, 2016, HHS proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published rule, Internal Revenue Bulletin 2016-47, substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule goes into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. This rule will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year but we are not yet able to determine the impact on total revenues, if any, as we will seek to mitigate revenue losses, if any, by offering new products, by growing our already strong distribution channels and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage.

As of December 31, 2016, we had 290,117 total plans in force, compared to 195,132 on December 31, 2015. For the year ended December 31, 2016, our premium equivalents and revenues were $311.6 million and $184.5 million, respectively, representing increases of 77.2% and 76.2% when compared to the year ended December 31, 2015. For more detail about the use of total plans in force and premium equivalents as business metrics and a reconciliation of premium equivalents to revenues, see “Key Business Metrics” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2016	2015
Premium equivalents	$311,590	$175,768
Less risk premium	121,436	67,445
Less amounts earned by third party obligors	5,638	3,619
Revenues	$184,516	$104,704

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

The following table presents the number of policies in force by product type as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015	Change
IFP	133,568	84,513	58.0%
Supplemental products	156,549	110,619	41.5%
Total	290,117	195,132	48.7%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2016	2015
Net income	$13,109	$1,465
Interest (income) expense	61	(22)
Depreciation and amortization	3,249	2,954
Benefit for income taxes	(4,751)	(1,922)
EBITDA	11,668	2,475
Non-cash stock-based compensation	3,792	1,364
Fair value adjustment to contingent consideration	15	(1,265)
Transaction costs	—	24
Tax receivable agreement liability adjustment	9,678	361
Severance, restructuring and other	2,609	3,623
Adjusted EBITDA	$27,762	$6,582

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Net income	$13,109	$1,465
Interest (income) expense	61	(22)
Amortization	2,154	2,626
Provision (benefit) for income taxes	(4,751)	(1,922)
Non-cash stock-based compensation	3,792	1,364
Fair value adjustment to contingent consideration	15	(1,265)
Transaction costs	—	24
Tax receivable agreement liability adjustment	9,678	361
Severance, restructuring and other charges	2,609	3,623
Adjusted pre-tax income	26,667	6,254
Pro forma income taxes	(10,133)	(2,377)
Adjusted net income	$16,534	$3,877
Total weighted average diluted share count	14,751	14,444
Adjusted net income per share	$1.12	$0.27

Core S, G & A. We define this metric as total GAAP S, G & A adjusted for stock-based compensation, severance, restructuring and other costs, and marketing leads and advertising expense. We have included Core S, G & A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Core S, G & A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for S, G & A as reported under GAAP.

The following table presents a reconciliation of S, G & A to Core S, G & A for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2016	2015
Total SG&A	$51,527	$47,324
Less Stock-based compensation	3,792	1,364
Less Severance, restructuring and other charges	2,609	3,623
Less Marketing and Advertising	11,063	9,818
Core SG&A	$34,063	$32,519
% of Revenue	18.5%	31.1%

Results of Operations

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

Revenues for the year ended December 31, 2016 were $184.5 million, an increase of $79.8 million, or 76.2%, compared to 2015. The increases were primarily due to the increase in the number of policies in force. Policies in force increased to 290,117 at December 31, 2016 from 195,132 at December 31, 2015. This increase represents a 48.7% year over year change. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products outside of the ACA open enrollment period and the diversification and enhancement of our distribution system, including our e-Commerce division, AgileHealthInsurance.com.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally, we expect third-party commissions, as a percentage of revenue, to begin to decrease as AgileHealthInsurance.com continues to sell a larger percentage of IFPs.

Third-party commissions for the year ended December 31, 2016 were $107.7 million, an increase of $54.0 million, or 100.6%, compared to 2015. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 58.4% and 34.6% of revenues and premium equivalents, respectively, for the year ended December 31, 2016 as compared to 51.3% and 30.6% of revenues and premium equivalents for 2015. These increases were largely the result of a revenue mix shift towards non-owned call centers and away from owned call centers due to the restructuring of two of our call centers in November 2015 and increased incentives provided to several third-party distributors during the quarter. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advanced commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the year ended December 31, 2016 were $4.0 million, an increase of $1.7 million, or 73.9%, compared to 2015. The increase in credit card and ACH fees was in line with the increase in premium equivalents.

Credit card and ACH fees represented 2.2% and 1.3% of revenues and premium equivalents, respectively, for both the years ended December 31, 2016 and 2015. These percentages are in line with our expectations.

Selling, General and Administrative Expense

Our selling, general and administrative (“S, G & A”) expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. S, G & A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising. In addition, the insurance brokerage operating expenses of Secured, ASIA and ICE are included in this category for the first eleven months of 2015 but only include ASIA through the year ended December 31, 2016 because of the restructuring that occurred in 2015. See Note 8 of the accompanying consolidated financial statements for further information on the restructuring.

S, G & A expense for the ended December 31, 2016 was $51.5 million. This represents an increase of $4.2 million, or 8.9% for the year ended December 31, 2016 compared to 2015.

S, G & A expense represented 27.9% and 16.5% of revenues and premium equivalents, respectively, for the year ended December 31, 2016 as compared to 45.2% and 26.9% of revenues and premium equivalents for 2015.

The decrease in S, G & A expenses as a percentage of revenues for the year ended December 31, 2016 compared to the same period 2015 was attributable to our scalable technology platform and the restructuring of ICE and Secured in December of 2015 which reduced duplicative processes and consequently S, G & A expenses incurred at those entities. Such decreases in SG&A were offset by our up-front cost of acquisition at AgileHealthInsurance.com, increased stock-based compensation, and accelerated product development and implementation expenses.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expenses for 2016 were $3.2 million, an increase of $200,000, or 6.7% compared to 2015. The increase in depreciation and amortization was primarily driven by depreciation of internal-use software.

Restructuring Expense

During the last quarter of the year ended December 31, 2015, the Company committed to and communicated a plan to restructure its operations at ICE and Secured. The Company determined certain processes and cost centers of ICE and Secured to be duplicative and recognized that efficiencies could be gained by leveraging these operations with other owned call centers. The reorganization improved profitability and scalability. As of December 31, 2015, the restructuring plan was communicated to employees and substantially complete.

There was no restructuring expense incurred for the year ended December 31, 2016. For the year ended December 31, 2015, $2.6 million is included in the consolidated statement of operations in S, G & A expense. The Company has a $3,000 remaining liability associated with the restructuring at December 31, 2016. The Company recorded a liability at December 31, 2015 of $1.3 million which is included in the consolidated balance sheet as accounts payable and accrued expenses.

In connection with the restructuring, intangible assets were reviewed for impairment at December 31, 2015 and as a result of our assessment, we recorded a loss on intangibles related to distributors of $878,000. The associated loss is included in the consolidated statement of operations as S, G & A expense. See Notes 5 and 8 of the accompanying audited financial statements for further information about our intangible assets and restructuring activities.

All liabilities associated with the restructuring approximate their fair values. All recorded liabilities are classified as current within the consolidated balance sheet.

TRA Expense

TRA expense was $9.7 million and $361,000 for the years ended December 31, 2016 and 2015, respectively. TRA expense for 2016 of $9.7 million increased significantly over prior year due primarily to the one-time, non-cash, release of the valuation allowance against the deferred tax assets. For the year ended December 31, 2015, TRA expense was $361,000. See Note 15 of the accompanying audited financial statements for further information on the TRA agreement with the holders of HPIH Series B Membership Interests.

Other Expense (Income)

Other expense of $5,000 for the year ended December 31, 2016 was comprised of miscellaneous bank fees. For the year ended December 31, 2015, other income of $178,000 included a gain of $189,000 on the deconsolidation of SIL offset by $11,000 of miscellaneous bank fees. See Note 3 of the accompanying audited financial statements for further information about SIL.

Benefit for income taxes

For 2016, we recorded a benefit for income taxes of $4.8 million, reflecting an effective tax rate of (56.8%). For 2015, we recorded a benefit for income taxes of $1.9 million, reflecting an effective tax rate of 420.4%. During 2016, the effective tax rate was significantly impacted by release of the valuation allowance provided against our deferred tax assets. The deferred tax asset was a result of obligations under the tax receivable agreement. We recorded and maintained a full valuation allowance on all of deferred tax assets of HII until December 31, 2016 when there was sufficient evidence to support the reversal of all of this allowance. When we determined that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all of the related valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016. See Note 11 of the accompanying audited financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2016, we had a 54.0% economic interest in HPIH, and HPI and HPIS had a 46.0% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report.

Net income attributable to HII for 2016 included HII’s share of its consolidated entities’ net income and loss and a benefit for income taxes of $4.8 million. Net loss attributable to HII for 2015 included HII’s share of its consolidated entities’ net loss and a benefit for income taxes of $1.9 million.

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and an exchange agreement between the Company and Selling Stockholders (the “Exchange Agreement”) under which holders of Series B Membership Interests may exchange Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, we issued 1,725,000 shares of Class A common stock to the Selling Stockholders. We immediately acquired the Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 1,725,000 shares of Class A common stock at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. No shares were sold by the Company in this offering. The sale by the Selling Stockholders was made pursuant to a registration statement on Form S-3. No other shares of Class A common stock have been sold pursuant to the registration statement on Form S-3. See Note 9 of the accompanying consolidated financial statements for more information on this transaction and the Exchange Agreement.

Liquidity and Capital Resources

General

As of December 31, 2016, we had $12.2 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. While the Company does not expect to continue the same degree of historic expansion with the advanced commission program, the Company is evaluating alternative sources of funding to complement the program should additional growth be appropriate. As of December 31, 2016, we have no outstanding balance from draws on the RLOC and $15.0 million was available to be drawn upon.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2016 of $18.0 million was primarily the result of consolidated net income, before noncontrolling interests, of $13.1 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $3.2 million of depreciation and amortization of property and equipment and intangible assets and $3.8 million of stock-based compensation. The primary drivers of the net change in operating assets and liabilities were $12.5 million increase in advanced commission loans to our distributors, an increase in accounts payable, accrued expenses and other liabilities by $12.0 million, and an increase in due to member of $9.2 million. These were offset by an increase in restricted cash of $4.0 million and a decrease in accounts receivable, prepaid expenses and other current assets of $1.1 million. The increase in advanced commissions was the result of increased sales by our third-party distributors, driven by continued demand for our affordable healthcare products. The $9.2 million increase in due to member was the impact of recording the corresponding TRA liability associated with the release of the valuation allowance against our deferred tax assets.

Cash used in operating activities for the year ended December 31, 2015 of $11.3 million was primarily the result of a $19.8 million increase in advanced commission loans to our distributors. The other adjustments to reconcile net income to net cash provided by operating activities were $3.0 million of depreciation and amortization of property and equipment and intangible assets, $1.3 million of income related to fair value adjustment to the contingent consideration, and $1.4 million of stock-based compensation. The primary drivers of the net change in operating assets and liabilities were an increase in accounts payable, accrued expenses and other liabilities by $6.3 million, a decrease in accounts receivable, prepaid expenses and other current assets of $930,000 and an increase in restricted cash of $2.0 million.

Cash Flows from Investing Activities

Our uses of cash in investing activities for the year ended December 31, 2016 of $3.1 million included cash used to fund the development of internal-use software of $3.1 million and $60,000 to purchase property and equipment.

Our primary uses of cash in investing activities for the year ended December 31, 2015 of $245,000 included cash used to fund the development of internally developed software of $1.8 million and $156,000 to purchase property and equipment, offset by the proceeds from the repayment of a loan of $1.2 million and the proceeds of matured held-to-maturity securities of $461,000.

Cash Flows from Financing Activities

During the year ended December 31, 2016, cash used by financing activities of $10.4 million was primarily attributable to proceeds received from borrowings under the RLOC of $7.5 million offset by repayments of the RLOC of $15.0 million, distributions to members for tax payments under the operating agreement of HPIH of $2.0 million, payments of $547,000 under contingent consideration obligations and payments on noncompete agreements of $192,000. See Note 17 of the accompanying consolidated financial statements for information on the operating agreement between HPIH and its members.

During the year ended December 31, 2015, cash provided by financing activities of $3.2 million was primarily attributable to proceeds received from borrowings under the RLOC of $7.5 million offset by payments of $2.6 million under contingent consideration obligations, distributions to members of $872,000 and purchases of treasury stock under our stock repurchase program of $520,000.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of December 31, 2016, we have no outstanding balance from draws on the RLOC and $15.0 million was available to be drawn upon.

The RLOC is subject to customary covenants and restrictions which, among other things, require us to maintain minimum working capital equal to 1.50 times the outstanding balance, and require that our maximum funded debt to tangible net worth ratio shall not exceed 1.50 at any time during the term of the RLOC. The RLOC also imposes certain nonfinancial covenants on us that would require immediate payment if we, among other things, reorganize, merge, consolidate, or otherwise change ownership or business structure without the bank’s prior written consent. The RLOC is secured by a first priority security interest in substantially all of the Company’s business assets.

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

Under the terms of the RLOC, we incurred and capitalized certain costs related to acquiring the RLOC of $23,000. These costs consisted primarily of consulting and legal fees directly related to the bank loan. As of December 31, 2016 there was no balance of deferred financing costs. At December 31, 2015, the capitalized balance of the deferred financing costs of $15,000 were included in Accounts receivable, net, prepaid expenses and other current assets.

Off-Balance Sheet Arrangements

Through December 31, 2016, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 15 of the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 1 to the consolidated financial statements included in this Form 10-K. Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below. We have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Impairment of Goodwill

Methodology

We evaluate goodwill, which had a carrying value of $41.1 million as of December 31, 2016, for impairment at least annually, during the third quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

If we elect to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, or we elect to forgo this qualitative assessment, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as it would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

Judgements and Uncertainties

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

The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, the income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of the reporting unit to estimate future available debt-free cash flow and discounting estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per FASB guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit’s perspective.

Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

Effect if Actual Results Differ From Assumptions

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

If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our reporting unit by approximately $5.0 million, but would not indicate impairment.

Allowance for sales returns

Methodology

The allowance for sales returns represents management’s best estimate of probable returns of policies sold. This estimates is based on a rolling 12 month average of returns tracked by month of service and month of return. A blended historical and current “Open Enrollment” factor is included within the analysis to account for increased returns related to seasonal sales spikes during the open enrollment period. In an effort to identify adverse trends for sales returns and chargebacks, we perform ongoing reviews of returns.

Judgements and Uncertainties

Historical sales returns may not be an accurate representation of current sales return trends. Management monitors these returns regularly to identify trends however additional factors that impact sales returns may not be included within the analysis which could materially impact the net reported revenues.

Effect if Actual Results Differ From Assumptions

As of December 31, 2016 and 2015, our allowance accounts were $1.2 million, respectively. As a measure of sensitivity, a 1% change in the allowance calculation would have a $313,000 net effect on pre-tax earnings.

Advanced commissions allowance

Methodology

The allowance for advanced commissions represents management’s best estimate of probable losses inherent in the receivable balance. These estimates are based on a multiple calculation of expected payback period relative to term length of policy sold. In an effort to identify adverse trends for advanced commissions, we perform ongoing reviews of tranche level account balances and their respective payback period. The recovery of advanced commission balances are evaluated on an account-by-account basis.

Judgements and Uncertainties

Write-offs are charged against the allowance account only after we have exhausted all collection efforts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific distributors.

Effect if Actual Results Differ From Assumptions

As of December 31, 2016 and 2015, our allowance accounts were $454,000 and $327,000, respectively. There were no receivable balances written off in 2016 or 2015.

Currently, we do not believe that we have a significant amount of risk relative to the allowance for advanced commissions. As a measure of sensitivity, a 10% change in the allowance would have a $45,000 effect on pre-tax earnings.

Deferred tax asset and amounts due to member pursuant to the TRA agreement

Methodology

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We had recorded a valuation allowance against all of the deferred tax assets of HII as of December 31, 2015. We maintained a full valuation allowance on all of deferred tax assets of HII until December 31, 2016 when there was sufficient evidence to support the reversal of all of the eligible allowance.

Judgements and Uncertainties

Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of the valuation allowance was required. In addition, our assessments required us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further required the exercise of significant management judgment.

Effect if Actual Results Differ From Assumptions

When we determined that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of all of the related eligible valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016 and a reduction of income tax expense of $8.1 million. The release of the valuation allowance resulted in the recognition of a $9.1 million tax receivable agreement obligation and $9.1 million in TRA expense which is in TRA expense in the consolidated statements of operations.

If actual future Company earnings are materially less than forecasted or if other underlying assumptions differ materially, the Company may not have adequate future taxable income to realize the entirety of the recorded deferred tax assets.

Stock-based compensation

Methodology

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

Judgements and Uncertainties

These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. As of December 2015, volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the Company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. Such judgements can significantly impact the timing and amount of expense recognized.

Effect if Actual Results Differ From Assumptions

As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximate $15,000 impact on our 2016 operating income. Our estimated forfeiture rates as of December 31, 2016 and 2015, were 7%. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

Loss contingencies

Methodology

We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated.

Judgements and Uncertainties

Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

Effect if Actual Results Differ From Assumptions

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business or consolidated financial statements with respect to loss contingencies for legal and other contingencies as of December 31, 2016. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Recent Accounting Pronouncements

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents. For the year ended December 31, 2016, HCC Life Insurance Company (“HCC”) accounted for 22% of our premium equivalents, United Life Insurance Company accounted for 20%, and Companion Life Insurance Company accounted for 18%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

On February 1, 2017, we came to mutual agreement with HCC to terminate the terms of our carrier contract with HCC. We no longer sell HCC products through any of our distribution channels. We do not expect this contract termination to have a material impact on our Company’s total revenues because we have added additional world-class carriers in 2016 with market leading expertise and products. See Note 19 of the accompanying consolidated financial statements for further details.

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

Based on this evaluation as of December 31, 2016, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of our internal control over financial reporting, management used Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The Company’s management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as emerging growth companies are not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Election of Directors - Nominees for Election for a One-Year Term Expiring at the 2017 Annual Meeting,” “Corporate Governance,” “Current Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance – Board Meetings and Committees – Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Related Party Transactions” in the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to Independent Registered Certified Public Accounting Firm in 2016 and 2015” in the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Insurance Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Insurance Innovations, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 2, 2017

HEALTH INSURANCE INNOVATIONS, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,214	$7,695
Restricted cash	11,938	7,906
Accounts receivable, net, prepaid expenses and other current assets	2,815	1,778
Advanced commissions, net	37,001	24,531
Income taxes receivable	—	591
Total current assets	63,968	42,501
Property and equipment, net	4,022	2,004
Goodwill	41,076	41,076
Intangible assets, net	7,907	10,061
Deferred tax asset	8,181	—
Other assets	193	142
Total assets	$125,347	$95,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$29,680	$17,847
Deferred revenue	430	384
Current portion of contingent acquisition consideration	—	532
Income taxes payable	2,121	—
Due to member	3,282	342
Other current liabilities	126	203
Total current liabilities	35,639	19,308
Revolving line of credit	—	7,500
Deferred tax liability	—	358
Due to member	9,460	406
Other liabilities	170	158
Total liabilities	45,269	27,730
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 8,156,249 and 7,910,085 shares issued as of December 31, 2016 and 2015, respectively; and 8,036,705 and 7,759,092 shares outstanding as of December 31, 2016 and 2015, respectively)	8	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 6,841,667 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	7	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively)	—	—
Additional paid-in capital	47,849	44,591
Treasury stock, at cost (119,544 and 150,993 shares as of December 31, 2016 and 2015, respectively)	(1,122)	(1,542)
Retained earnings (accumulated deficit)	1,420	(3,093)
Total Health Insurance Innovations, Inc. stockholders’ equity	48,162	39,971
Noncontrolling interests	31,916	28,083
Total stockholders’ equity	80,078	68,054
Total liabilities and stockholders’ equity	$125,347	$95,784

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Revenues (premium equivalents of $311,590 and $175,768 for the years ended December 31, 2016 and 2015, respectively)	$184,516	$104,704
Operating expenses:
Third-party commissions	107,663	53,700
Credit card and ACH fees	3,960	2,287
Selling, general and administrative	51,527	47,324
Depreciation and amortization	3,249	2,954
Total operating expenses	166,399	106,265
Income (loss) from operations	18,117	(1,561)

Other expense (income):
Interest expense (income)	61	(22)
Fair value adjustment to contingent acquisition consideration	15	(1,265)
TRA expense	9,678	361
Other expense (income)	5	(178)
Net income (loss) before income taxes	8,358	(457)
Benefit for income taxes	(4,751)	(1,922)
Net income	13,109	1,465
Net income attributable to noncontrolling interests	8,596	864
Net income attributable to Health Insurance Innovations, Inc.	$4,513	$601

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.59	$0.08
Diluted	$0.57	$0.08
Weighted average Class A common shares outstanding
Basic	7,599,533	7,524,566
Diluted	7,909,235	7,601,789

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity

Balance as of January 1, 2015	7,852,941	$8	6,841,667	$7	$42,647	47,144	$(347)	$(3,694)	$28,091	$66,712
Net income	—	—	—	—	—	—	—	601	864	1,465
Repurchases of Class A common stock	(73,852)	—	—	—	—	73,852	(520)	—	—	(520)
Issuance of Class A common stock under equity compensation plans	10,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in Treasury from restricted share vesting	(17,081)	—	—	—	—	17,081	(95)	—	—	(95)
Forfeiture of restricted stock held in Treasury	(164,132)	—	—	—	2,125	164,132	(2,125)	—	—	—
Issuances of restricted shares from treasury	151,216	—	—	—	(1,545)	(151,216)	1,545	—	—	—
Stock compensation expense	—	—	—	—	1,364	—	—	—	—	1,364
Distributions	—	—	—	—	—	—	—	—	(872)	(872)
Balance as of December 31, 2015	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Contributions (distributions)	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078

See accompanying notes to the consolidated financial statements.

Health Insurance Innovations, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2016	2015
Operating activities:
Net income	$13,109	$1,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	3,792	1,364
Depreciation and amortization	3,249	2,954
Fair value adjustments to contingent acquisition consideration	15	(1,265)
Gain on deconsolidation of variable interest entity	—	(189)
Impairment of assets	—	1,013
Deferred income taxes	(8,539)	(1,942)
Changes in operating assets and liabilities:
Increase in restricted cash	(4,032)	(1,993)
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(1,088)	930
Increase in advanced commissions	(12,470)	(19,792)
Decrease (increase) in income taxes receivable	591	(579)
Increase in income taxes payable	2,121	—
Increase in accounts payable, accrued expenses and other liabilities	11,960	6,321
Increase in deferred revenue	46	320
Increase in due to member pursuant to tax receivable agreement	9,233	132
Net cash provided by (used in) operating activities	17,987	(11,261)
Investing activities:
Capitalized internal-use software and website development costs	(3,052)	(1,783)
Proceeds from note receivable	—	1,231
Maturities of held-to-maturity investments	—	461
Purchases of property and equipment	(61)	(156)
Net cash used in investing activities	(3,113)	(247)
Financing activities:
Proceeds from borrowings under revolving line of credit	7,500	7,500
Payments on borrowings under revolving line of credit	(15,000)	—
Payments for contingent acquisition consideration	(547)	(2,603)
Payments for noncompete obligation	(192)	(192)
Class A common stock withheld in treasury from restricted share vesting	(160)	(95)
Issuances of Class A common stock under equity compensation plans	19	—
Issuances of Class A common stock from treasury	21	—
Purchases of Cass A common stock pursuant to share repurchase plan	—	(520)
Distributions to member	(1,996)	(872)
Net cash (used) provided by financing activities	(10,355)	3,218
Net increase (decrease) in cash and cash equivalents	4,519	(8,290)
Cash and cash equivalents at beginning of period	7,695	15,985
Cash and cash equivalents at end of period	$12,214	$7,695

Supplemental disclosure of non-cash financing activities:
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	2,761	—

See accompanying notes to the consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 2016

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HII”, “HPIH”, and “ICE” refer to the stand-alone entities Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, and Insurance Center for Excellence, LLC, respectively. The term “Secured” refers to (a) prior to or at the time of their July 17, 2013 acquisition by us, Sunrise Health Plans, Inc., Sunrise Group Marketing, Inc. and Secured Software Solutions, Inc., collectively, and (b) following our July 17, 2013 acquisition, the entities described in (a) and the limited liability companies into which such entities were converted shortly following such acquisition. The term “SIL” refers to Simple Insurance Leads LLC, previously, a partially-owned venture we and a third-party formed in June 2013; we sold our interest in SIL to our joint venture partner on March 23, 2015. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, ICE, Secured, HP and ASIA are consolidated subsidiaries of HII. SIL was a consolidated subsidiary of HII through March 2015.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly owned subsidiaries, one of which is a Variable Interest Entity (“VIE”), of which the Company is the primary beneficiary. See Note 3 for further information on the VIE. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO which closed on February 13, 2013. However, if we record $1 billion in total annual gross revenue before that time or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Business Description and Organizational Structure of the Company

Our Business

We are a developer, distributor and cloud-based administrator of affordable individual health and family insurance plans (“IFP”) and supplemental products, which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans.

STM plans provide up to six months, eleven months, or 364 days of health insurance coverage with a wide range of deductible and copay levels however, beginning April 1, 2017, new limits set STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. STM plans feature a streamlined underwriting process offering immediate coverage options. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage.

Included in IFP are hospital indemnity plans which are guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy term lengths.

We also offer a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans and life insurance policies that are frequently purchased as supplements to IFP.

We design and structure these products on behalf of insurance carriers and discount benefit providers and market them to individuals through our internal and external distribution network. We manage customer relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our internal and third-party distribution channels. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for products that we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability as we add members and on a per-policy-basis, reduces the costs associated with marketing, selling, underwriting and administering policies.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the providers of the services, third-party commissions and referral fees. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans (a non-insurance benefit product that supplements or enhances an insurance product), our enrollment fees and referral fees. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis based on the respective agreements.

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

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health Insurance” to refer to health insurance products of less than one year in duration, such as STM. These new plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

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

HII has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HII. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of December 31, 2016, Mr. Kosloske, our Chief of Product Innovation, beneficially owns 46.0% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HII, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and Health Plan Intermediaries Sub, LLC (“HPIS”), a subsidiary of HPI, and these entities are beneficially owned by Mr. Kosloske. As of December 31, 2016, and 2015, (i) the Series A Membership Interests held by HII represent 54.0% and 53.1%, respectively, of the outstanding membership interests, 54.0% and 53.1%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 46.0% and 46.9%, respectively, of the outstanding membership interests, 46.0% and 46.9%, respectively, of the economic interests and no voting interest in HPIH.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

Our revenues primarily consist of commissions and fees earned for IFP and supplemental products issued to members, enrollment fees paid by members, referral fees, fees for discount benefit plans, and administration fees paid by members as a direct result of our enrollment services, brokerage services or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be cancelled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations as of December 31, 2016 and 2015 was $641,000 and $352,000, respectively.

Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation agreements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. Commission revenues are earned based on commission rates contracted with insurance carriers or supplemental insurance product vendors, net of an estimate for forfeited amounts payable for future policy cancellations.

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

Third-Party Commissions and Advanced Commissions

We utilize a broad network of licensed third-party distributors, in addition to our internal distributors to sell the plans that we develop. We pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We also pay fees to the distributors for discount benefit plans issued.

Advanced commissions outstanding as of December 31, 2016 and 2015 totaled $37.0 million and $24.5 million, respectively. Advanced commissions consist of amounts advanced to certain third-party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions by withholding future commissions earned on premiums collected over the period in which policies renew. While we have not experienced any significant write offs from commission advances, we have recognized a provision for bad debt expense of $454,000 and $327,000 for the years ended December 31, 2016 and 2015, respectively. In addition, from time to time, certain of these advanced commissions arrangements include a loan agreement for the purposes of securing the advanced payments we make. Generally, these loans will be repaid by withholding payments on future commissions earned by the distributor, as described in the respective agreements. A fee for the advance commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as a reduction of the related commissions expense over the period of advance. The reductions of commission expense related to this practice for the years ended December 31, 2016 and 2015 were $2.6 million and $614,000, respectively.

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

Restricted Cash

In our capacity as the policy administrator, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these risk premiums to our contracted insurance carriers, discount benefit vendors and distributors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheets with the related liabilities reported in accounts payable and accrued expenses. The Company previously referred to such restricted cash as cash held on behalf of others at December 31, 2015. Restricted cash at December 31, 2016 and 2015 was $11.9 million and $7.9 million, respectively.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation, in the accompanying consolidated balance sheets. Depreciation expense for property and equipment is computed using the straight-line method over the following estimated useful lives:

Website development and internal-use software (1)	3 – 5 years
Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the lease term or estimated useful life

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

During the year ended December 31, 2015, we capitalized $895,000 of costs incurred, consisting primarily of direct labor, in the development of a website for which the software underlying the website will not be marketed externally. The operating phase of the development of this website commenced on July 1, 2015. No additional costs have since been capitalized. As of December 31, 2016 and 2015, $179,000 and $90,000, respectively, of amortization has been recorded related to the capitalized website development costs.

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

As of December 31, 2016 and 2015, we capitalized $3.1 million and $889,000, respectively, of costs incurred, consisting primarily of direct labor, in the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development phase. As of December 31, 2016 and 2015, $774,000 and $45,000, respectively, of amortization has been recorded for projects in the post-implementation/operation phase of development.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment requires judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the unit is less than its carrying value, a quantitative assessment for impairment is required. The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the reporting unit’s carrying value including the goodwill. If the carrying value of the net assets exceed the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of operations in the year the impairment occurred. See Note 14 for further information on our change in reporting units that occurred in the first quarter of 2015.

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

During the second quarter of 2016, the Department of Health and Human Services issued a proposal to limit the duration of STM to a period of no longer than three months compared to the current period of up to one year. The proposed rule led to a decline in stock price which was deemed to be a triggering event for a goodwill impairment analysis and accordingly the Company performed step one of the two step impairment test under GAAP. Upon completion of the step one analysis as of June 30, 2016, we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required. The Company also performed its annual impairment as of October 1, 2016 and upon completion of the analysis in step one we determined that the fair value of the reporting unit exceeded its carrying value. As such, a step two analysis was not required.

Our goodwill balance arose from our previous acquisitions. See Note 2 for further information on the acquisitions. See Note 5 for further discussion of our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 5 for further discussion of our intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value. No impairments on intangible assets were recorded during the year ended December 31, 2016. Related to our restructuring, the Company recognized an impairment of certain intangible assets in the amount of $878,000 for the year ended December 31, 2015. See Notes 5 and 8 for further discussion on the impairment and restructuring activities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses for the years ended December 31, 2016 and 2015 were $11.1 million and $9.8 million respectively and are classified as selling, general and administrative expense (“S, G & A”).

Accounting for Stock-based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. Since December 2015, volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the Company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable.

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of December 31, 2016 and 2015, respectively. See Note 11 for further discussion of income taxes.

Basic and Diluted Earnings per Share

Basic earnings per share is determined by dividing the net earnings attributable to Class A common stockholders by the weighted average number of Class A common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs and options are computed using the treasury stock method. See Note 12 for further discussion of earnings per share.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

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

Recently adopted accounting pronouncements

In November 2015, the FASB issued an amendment to its accounting guidance related to the classification of deferred tax assets and liabilities. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, this update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted and companies may elect retrospective or prospective application. This ASU was introduced as part of the FASB’s simplification initiative and we have elected to early adopt this guidance as of December 31, 2015. Adoption of this update did not materially impact the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued an update which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. While a full analysis has not been completed at this time, the Company does not believe that the impact of adopting this pronouncement will be material to our consolidated financial statements. See Note 15 for further information on our leases.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a public entity, the amendments in this update and the related deferral guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements. We have not determined the effect of the update on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase which is to occur throughout the next year.

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

Under the terms of the Merger Agreements, the former equity holders of HP may have elected to receive cash or shares of our Class A common stock. Telkamp and Wang have agreed to accept cash and common stock, including 50% each of any of the shares that were issued as part of the aggregate consideration that are not elected to be received as consideration by other former HP equity holders.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of HP and the operational and technological synergies we expect to realize as a result of the acquisition.

Effective July 14, 2014, our Board of Directors appointed Mr. Telkamp as our Chief Operating Officer and we entered into an employment agreement with Mr. Telkamp where he also agreed to continue to serve as HP’s Chief Executive Officer. Telkamp’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Telkamp’s employment agreement). In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Telkamp beginning on July 14, 2014 and ending on July 14, 2017. On May 4, 2015, Telkamp’s employment agreement was amended, and he became the Chief Executive Officer of our Consumer Division. Telkamp will continue to serve as Chief Executive Officer of HP. In addition, effective July 14, 2014, HII’s Board of Directors appointed Wang as our Chief Technology Officer and we entered into an employment agreement with Wang in which he also agreed to continue to serve as HP’s President. Wang’s employment agreement provides for, among other things, a noncompetition covenant beginning on July 14, 2014 and ending on the last day of any salary continuation period (as defined in Wang’s employment agreement). In addition, the Merger Agreement provides for, among other things, a noncompetition covenant applicable to Wang beginning on July 14, 2014 and ending on July 14, 2017.

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

At December 31, 2014, the fair value of the contingent consideration for both tranches was $1.4 million. During the year ended December 31, 2015, ASIA did not meet the required EBITDA for the first earnout period and it was determined that the likelihood of meeting the second earnout period was not probable. As a result, in 2015, the Company wrote down the remaining contingent liability of $1.4 million with the corresponding reversal recorded as a fair value adjustment of contingent consideration on the consolidated statement of operations. Simultaneously, the Company terminated its employment agreement with Jordan. In connection with Jordan’s termination, the Company recorded $825,000 in severance and settlement related charges which are recorded in the S, G & A expenses line item on the consolidated statement of operations. See Note 8 for details of the restructuring.

As of December 31, 2016, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $1.4 million.

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

In May 2015, we entered into an agreement to modify the remaining contingent consideration. Pursuant to this modification, the remaining maximum payout under the existing contingent consideration terms allocable to Safina was paid in a lump-sum of $973,000 on May 7, 2015. The remaining payouts allocable to Knaster and Saavedra, which began on May 29, 2015, continued to be paid ratably and monthly through June 30, 2016.

As of December 31, 2016, the Company had no remaining balance of contingent consideration reported on the consolidated balance sheet. The fair value of contingent consideration as of December 31, 2015 was $532,000 and is included in contingent acquisition consideration on the accompanying consolidated balance sheet. During the years ended December 31, 2016 and 2015 we recorded $15,000 and $128,000, respectively, in adjustments to fair value of the contingent consideration, which is included in fair value adjustment of contingent consideration on the accompanying consolidated statement of operation.

As of December 31, 2016, we had made total payments of $6.4 million under the contingent consideration agreement, and there is no remaining payments under the agreement. As of December 31, 2015, we had made total payments of $5.9 million under the contingent consideration agreement, and the maximum remaining payments under the agreement total $547,000.

As of December 31, 2016, the amount of goodwill acquired that we expect to be deductible for income tax purposes is $10.5 million.

As of December 31, 2015, the Company committed to and communicated a plan to restructure its operations at Secured. See Note 8 for additional information.

3.	Variable Interest Entities

As of December 31, 2015, we are the primary beneficiary of one entity that constitutes a VIE pursuant to FASB guidance.

HPIH

As of December 31, 2016, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 54.0% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

On August 15, 2014, the non-HII members of HPIH exchanged 1,725,000 Class B Membership Units of HPIH (together with an equal number of shares of HII Class B common stock) in exchange for an equal number of Class A common stock pursuant to an Exchange Agreement (the “Exchange Agreement”). See Note 9 for further information on the Exchange Agreement and this transaction. This transaction resulted in HII obtaining greater than 50% of the membership and economic interest of HPIH. As of December 31, 2016 and 2015, HII holds 100% of the voting power, respectively, and 54.0% and 53.1% of the membership and economic interest in HPIH, respectively.

SIL

On October 7, 2013, HPIH entered into a Limited Liability Company Operating Agreement (the “SIL LLC Agreement”) with Health Benefits One, LLC (“HBO”) in connection with the formation of SIL, a venture that was intended to procure sales leads for us and our distributors. Per the SIL LLC Agreement, HPIH could, without the consent of HBO, cause SIL to take any significant actions affecting SIL’s day-to-day operations, including the sale or disposition of SIL assets and entrance into voluntary liquidation or receivership of SIL. As such, we determined that we had the power to control the day-to-day activities of SIL and concluded that we were the primary beneficiary of SIL, and therefore, we consolidated 100% of SIL as we had power over and received the benefits of SIL.

On March 23, 2015, we entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) to sell our interests in SIL to HBO in exchange for a note receivable from HBO with a face amount of $246,000 and the right to receive certain contingent consideration. The parties agreed that this note will be payable with credits against sales commissions due to HBO, and any such commissions earned during the term of the note will be applied against the outstanding balance payable to us under the note. As of December 31, 2016 the note was repaid in full and no outstanding balance is owed the Company. The note is included in advanced commissions in the accompanying consolidated balance sheet as of December 31, 2015. In addition, we may receive contingent consideration equal to 10.0% of SIL’s earnings before interest, taxes, depreciation and amortization, as defined in the Unit Purchase Agreement for each of the fiscal years ended December 31, 2015 and 2016. As of December 31, 2016 and 2015, SIL did not report positive EBITDA and therefore, no payment has been made on the contingent receivable.

As a result of the sale of our interest, we no longer have any ownership interest in SIL and have deconsolidated SIL from our consolidated financial statements. The results of operations of SIL are included in the accompanying consolidated financial statements through the date of the Unit Purchase Agreement. As of December 31, 2015, we recorded a gain of $189,000 on the sale, representing the difference between the consideration received and the carrying value of SIL’s net assets at the time of the transaction, which is recorded in other expense (income) within the consolidated statements of operations.

4.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2016	2015
Computer equipment	$373	$341
Furniture and fixtures	192	232
Leasehold improvements	246	260
Website development and internal-use software	4,836	1,784
Total property and equipment	$5,647	$2,617
Less accumulated depreciation	1,625	613
Total property and equipment, net	$4,022	$2,004

Depreciation expense, including depreciation related to capitalized website development and internal-use software, was approximately $1.1 million and $329,000, respectively, for the years ended December 31, 2016 and 2015.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill has been recorded as a result of previous acquisitions. There were no additions to goodwill during the year ended December 31, 2016. See Note 2 for further discussion of our history of acquisitions. No losses on impairment of goodwill were recorded during the years ended December 31, 2016, or 2015. The carrying amounts as of December 31, 2016 and 2015 were $41.1 million.

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net as of December 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(311)	$1,066
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,831)	1,228
Noncompete agreements	4.7	987	(881)	106
Customer relationships	5.8	1,484	(1,125)	359
Capitalized software	6.7	8,571	(3,423)	5,148
Total intangible assets		$16,518	$(8,611)	$7,907

Major classes of intangible assets as of December 31, 2015 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.0	$1,377	$(219)	$1,158
Carrier network	5.0	40	(35)	5
Distributor relationships	7.9	4,059	(2,234)	1,825
Noncompete agreements	4.7	987	(679)	308
Customer relationships	4.7	1,484	(1,019)	465
Capitalized software	6.6	8,571	(2,271)	6,300
Total intangible assets		$16,518	$(6,457)	$10,061

Amortization expense for year ended December 31, 2016, and 2015 was $2.2 million and $2.6 million, respectively.

Estimated annual pretax amortization for intangibles assets in each of the next five years and thereafter are as follows ($ in thousands):

2017	$1,966
2018	1,725
2019	1,338
2020	1,338
2021	685
Thereafter	855
Total	$7,907

Reviews of other intangible assets are performed at each reporting period in accordance with GAAP. No impairments were noted during the year ended December 31, 2016. In connection with the 2015 restructuring, intangible assets were reviewed for impairment and as a result we recorded a loss on intangibles related to distributors of $878,000. The associated loss is included in the consolidated statement of operations as S, G & A expense for the year ended December 31, 2015. See Note 8 for further information on the restructuring.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2016 and 2015 consisted of the following ($ in thousands):

	December 31,
	2016	2015
Carriers and vendors payable	$11,385	$7,364
Commissions payable	5,710	3,830
Accrued wages	4,206	1,140
Accrued refunds	3,238	2,049
Accounts payable	928	670
Accrued professional fees	910	175
Accrued credit card/ACH fees	430	293
Accrued interest	—	3
Accrued restructuring	3	1,304
Other accrued expenses	2,870	1,019
Total accounts payable and accrued expenses	$29,680	$17,847

7.	Debt

Revolving Line of Credit

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment, net. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%, which at December 31, 2016 and December 31, 2015 was 2.72% and 2.38%, respectively. As of December 31, 2016 we have no outstanding balance from draws on the RLOC and there is $15 million available to be drawn upon. As of December 31, 2015, we had drawn $7.5 million on the RLOC and had $7.5 million available to be drawn upon.

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

The RLOC agreements also contain customary representations and warranties and events of default. The payment of outstanding principal under the RLOC and accrued interest thereon may be accelerated and become immediately due and payable upon default of payment or other performance obligations or failure to comply with financial or other covenants in the RLOC agreements, subject to applicable notice requirements and cure periods as provided in the RLOC agreements. As of December 31, 2016 and 2015, the Company was in compliance with all covenants of the RLOC agreement.

Under the terms of the RLOC, we incurred and capitalized certain costs related to acquiring the RLOC of $23,000. These costs consisted primarily of consulting and legal fees directly related to the bank loan. As of December 31, 2016 there was no balance of deferred financing costs. At December 31, 2015, the capitalized balance of the deferred financing costs of $15,000 were included in Accounts receivable, net, prepaid expenses and other current assets.

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

No expense related to restructuring activities was recorded during the year ended December 31, 2016. As of December 31, 2016, the remaining liability associated with the restructuring is $3,000 and is included in the consolidated balance sheet as accounts payable and accrued expenses. The amount of expense incurred as of December 31, 2015 for the restructuring activities was $2.6 million and is included in the consolidated statement of operations as S, G & A expense. The Company had recorded a liability at December 31, 2015 of $1.3 million which is included in the consolidated balance sheet as accounts payable and accrued expenses.

In connection with the restructuring, intangible assets were reviewed for impairment and as a result of our assessment, we have recorded a loss on intangibles related to distributors of $878,000. for the year ended December 31, 2015. This loss is included with restructuring expenses in consolidated statement of operations as S, G & A expense. See Note 5 for further information on our intangible assets.

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2016, the Class A common stockholders had 54.0% of the voting power in HII and the Class B common stockholders had 46.0% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

On August 15, 2014, we entered into an underwriting agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”). Pursuant to the underwriting agreement and an exchange agreement between the Company and Selling Stockholders (the “Exchange Agreement”) under which holders of Series B Membership Interests may exchange Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, we issued 1,725,000 shares of Class A common stock to the Selling Stockholders. We immediately acquired the Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 1,725,000 shares of Class A common stock at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. No shares were sold by the Company in this offering. The sale by the Selling Stockholders was made pursuant to a registration statement on Form S-3. No other shares of Class A common stock have been sold pursuant to the registration statement on Form S-3. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of December 31, 2014 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 15 for further discussion of this transaction’s effects on a tax receivable agreement we entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2016 and 2015, we held 119,544 and 150,993 shares of treasury stock, respectively, recorded at a cost of $1.1 million and $1.5 million, respectively.

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

During the year ended December 31, 2016 we made no repurchases under the Repurchase Plan. During the year ended December 31, 2015 we repurchased 73,852 shares of our registered Class A common stock under the Repurchase Program at an average price per share of $7.06.

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

During the year ended December 31, 2016, 21,397 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and exercises of SARs, 43,600 shares were transferred to Treasury as the result of forfeitures of restricted stock awards, and 75,749 shares were granted to certain employees from Treasury as restricted stock awards. During the year ended December 31, 2015, 17,081 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards, 164,132 shares were transferred to Treasury as the result of forfeitures of restricted stock awards, and 151,216 shares were granted to certain employees from Treasury as restricted stock awards. See Note 10 for further information on our Long Term Incentive Plan.

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

The table below summarizes activity regarding unvested restricted stock under the LTIP during the years ended December 31, 2016 and 2015 (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value (per share)	Aggregate Intrinsic Value
Restricted stock unvested at January 1, 2015	292	$12.25	$2,092
Granted	161	5.95	959
Vested	(88)	10.29	522
Forfeited	(164)	12.95	1,263
Restricted stock unvested at December 31, 2015	201	$7.50	$1,348
Granted	284	8.93	2,238
Vested	(56)	7.39	320
Forfeited	(43)	7.90	238
Restricted stock unvested at December 31, 2016	386	$8.52	$6,887

We realized income tax benefits of $57,000 and $100,000 from activity involving restricted shares for the years ended December 31, 2016 and 2015, respectively. The total fair value of restricted stock that vested for the years ended December 31, 2016 and 2015 was $413,000 and $885,000, respectively.

Stock Appreciation Rights

The SARs activity for the years ended December 31, 2016 and 2015 is as follows (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2015	594	$12.37	6.1	$—
Granted	1,145	4.69	—	—
Exercised (b)(c)	—	—	—	—
Forfeited or expired	(317)	11.44	—	3
Outstanding at December 31, 2015	1,422	$6.40	5.6	$2,238
Granted	909	7.34	—	—
Exercised (b)(c)	(35)	5.85	—	253
Forfeited or expired	(24)	4.95	—	26
Outstanding at December 31, 2016	2,272	$6.80	5.2	$25,105
Exercisable at December 31, 2016	1,570	$6.64	4.6	$17,605

(a)	The intrinsic value of a SAR is the amount by which the market value of the underlying stock as of December 31, 2016, and 2015 exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)	Shares issued upon the exercise of SARs are treated as newly issued shares. There were 14,489 shares issued during 2016 related to exercises of SARs. There were no shares issued during 2015 related to exercises of SARs.

(c)	There was no tax benefit recognized in 2016 or 2015 related to stock-based compensation for SARs.

During the year ended December 31, 2016, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $3.68 per share. The total fair value of SARs that vested for the year ended December 31, 2016 was $3.1 million.

During the year ended December 31, 2015, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period above was $5.95 per share. The total fair value of SARs that vested for the year ended December 31, 2015 was $1.4 million.

Stock Options

The stock option activity for the years ended December 31, 2016 and 2015 is as follows (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2015	84	$12.13	8.3	$478
Granted	—	—	—	—
Exercised (b)(c)	—	—	—	—
Forfeited or expired	(5)	12.13	—	—
Outstanding at December 31, 2015	79	$1.07	7.3	442
Granted	—	—	—	—
Exercised (b)(c)	(39)	1.06	—	330
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	40	$1.08	6.5	$668
Exercisable at December 31, 2016	31	$1.07	6.4	$521

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2016, and 2015, exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)	Shares issued upon the exercise of stock options are treated as newly issued shares. There were 35,606 shares issued during 2016 related to exercises of stock options. There were no shares issued during 2015 related to exercises of stock options.

(c)	There was no tax benefit recognized in 2016 or 2015 related to stock-based compensation for stock options.

During the year ended December 31, 2016 and 2015, no stock options were granted. The total fair value of stock options that vested for the years ended December 31, 2016 and 2015 was $269,000 and $508,000, respectively.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. Since December 2015, volatility is calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The Company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within S, G & A expense in the consolidated statements of operations.

None of the stock-based compensation was capitalized during the years ended December 31, 2016 or 2015.

The Black-Scholes option-pricing model was used with the following weighted average assumptions for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Risk-free rate	1.4%	1.5%
Expected life	4.9 years	4.6 years
Expected volatility	58.7%	44.3%
Expected dividend	none	none

The following table summarizes stock-based compensation expense for the years ended December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2016	2015
Restricted shares	$517	$495
SARs	3,174	553
Stock options	101	316
	$3,792	$1,364

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of December 31, 2016 and 2015 ($ in thousands):

2016	Unrecognized Expense	Weighted Average Remaining years
Restricted shares	$2,086	2.1
SARs	1,492	2.0
Stock options	13	0.6
	$3,591

2015
Restricted shares	$673	1.8
SARs	1,531	1.8
Stock options	99	1.0
	$2,303

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. There were 35,000 SARs and 35,606 stock options exercised during the year ended December 31, 2016. There were no SARs or stock options exercised during the year ended December 31, 2015.

11.	Income Tax

The provision for income tax for the years ended December 31, 2016 and 2015, consisted of the following components ($ in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$3,295	$(6)
State	493	26
Total current taxes	3,788	20
Deferred:
Federal	(7,736)	(1,265)
State	(803)	(677)
Total deferred taxes	(8,539)	(1,942)
Income taxes	$(4,751)	$(1,922)

The items accounting for differences between the income tax provision computed at the federal statutory rate and the provision for income tax for the years ended December 31, 2016 and 2015, was as follows:

	2016	2015
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefits	(0.1)	(2.7)
Valuation allowance	(51.6)	102.7
Operations of nontaxable subsidiary	(40.9)	131.0
Stock-based compensation contribution	(1.2)	38.2
Non-deductible or non-taxable items	2.0	(13.1)
Change in estimate of state effective tax rates	—	83.6
Return to provision adjustments	—	45.7
Income taxes	(56.8)%	420.4%

The deferred income tax assets consisted of the following as of December 31, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Investment in subsidiary	$16,715	$18,724
Tax receivable agreement	3,789	386
Stock compensation	694	397
Net operating loss carryforwards	2,230	2,206
Allowance for doubtful accounts	4	15
Other	165	82
Total deferred tax assets	23,597	21,810
Less valuation allowances	(12,799)	(19,309)
Deferred tax assets, net of valuation allowance	10,798	2,501
Deferred tax liabilities:
Identifiable intangible assets	(2,383)	(2,847)
Stock compensation	(225)	(8)
Other	(9)	(4)
Deferred tax assets (liabilities), net	$8,181	$(358)

At December 31, 2016, HII had no federal or state net operating loss carryforwards. At December 31, 2015, HII had $500,000 of federal net operating loss carryforwards, with varying amounts of state net operating loss carryforwards. Additionally, at December 31, 2016 and 2015, HP had approximately $5.7 million and $5.1 million, respectively, of federal and state net operating loss carryforwards with varying amounts of state net operating loss carryforwards for both years. These carryforwards are generally available through 2036 and start expiring in 2033.

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

The effective tax rate for the year ended December 31, 2016 was (56.8%) and the effective tax rate for the year ended December 31, 2015 was 420.4%. For the years ended December 31, 2016 and 2015, the benefit for income taxes were $4.8 million and $1.9 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HII. Consequently, its federal and state tax jurisdictions are separate from those of HII, which prevents deferred tax assets and liabilities of HII and HP from offsetting one another. The 2016 tax rate for HII was mainly impacted by the partial release of the deferred tax asset valuation allowance. HP’s 2016 book loss generates a deferred tax benefit which is a major portion of the total tax benefit for HP. As a result, due to the offsetting effect of HP’s pretax book loss and HII’s pretax book income when the two are combined, the deferred tax benefit from HP along with the release of HII’s valuation allowance results in a total combined effective tax rate of (56.8%). On a standalone basis, the effective tax rate for the year ended December 31, 2016 for HII was (39.2%), while the effective tax rate for the year ended December 31, 2016 for HP was 12.5%.

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We had recorded a valuation allowance against all of the deferred tax assets of HII as of December 31, 2015. We maintained a full valuation allowance on all of deferred tax assets of HII until December 31, 2016 when there was sufficient evidence to support the reversal of the eligible allowance. When we determined that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of the related valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of the valuation allowance was required. The timing of the release had been under more frequent review beginning with the first quarter of 2016 as the Company was emerging from a period of cumulative losses. However, in light of the pending HHS ruling, among other things, the Company did not have adequate positive evidence to support a release until the fourth quarter of 2016 when, among other things, the HHS rule became final. In addition, our assessments required us to schedule future taxable income in accordance with the applicable tax accounting guidance to assess the appropriateness of a valuation allowance which further required the exercise of significant management judgment. The release of the valuation allowance also resulted in the recognition of a $9.1 million tax receivable agreement obligation. See Note 15 for further information.

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

As of December 31, 2016 and 2015, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. For the year ended December 31, 2016 and 2015, respectively, there was no change to our total gross unrecognized tax benefit. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of December 31, 2016 and 2015, respectively. The Company’s 2013 through 2016 tax years remain subject to examination by tax authorities.

12.	Net Income per Share

The computations of basic and diluted net income per share attributable to HII for the years ended December 31, 2016 and 2015 were as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
Basic net income attributable to Health Insurance Innovations, Inc.	$4,513	$601
Weighted average shares—basic	7,599,533	7,524,566
Effect of dilutive securities:
Restricted shares	89,126	57,261
SARs	176,801	1,795
Stock options	43,775	18,167
Weighted average shares—diluted	7,909,235	7,601,789
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.59	$0.08
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.57	$0.08

Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants, stock options, and SARs and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net income per share for the respective periods because such inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015
Restricted shares	284	156
SARs	1,179	1,422
Stock options	—	3

Additionally, potential common stock totaling 6,841,667 shares at December 31, 2016 and 2015 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 9 for further details on the exchange agreement.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of December 31, 2016 and 2015, respectively, approximate fair value because of the short-term duration of these instruments.

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We classify all of our contingent acquisition consideration as Level 3.

As of December 31, 2016, our liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2016
	Carrying Value as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$110	$—	$110	$—
	$110	$—	$110	$—

As of December 31, 2015, our liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2015
	Carrying Value as of December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$291	$—	$291	$—
Contingent acquisition consideration	532	—	—	532
	$823	$—	$291	$532

A summary of the changes in the fair value of liabilities carried at fair value that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of January 1, 2015	$4,400
Payments and settlements, net	(2,603)
Realized gain included in income	(1,265)
Balance as of December 31, 2015	$532
Payments and settlements, net	(532)
Realized gain included in income	—
Balance as of December 31, 2016	$—

Realized and unrealized loss on the contingent acquisition consideration are included in fair value adjustment of contingent consideration on the accompanying consolidated statements of operations.

14.	Segment Information

 Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. During the three months ended March 31, 2015, we had two reportable segments: IPD and HP; however during the three months ended June 30, 2015, the structure of our organization changed such that our President and Chief Executive Officer became our named CODM. HP is viewed by our CODM as a component of the operations comprising the IPD segment. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at December 31, 2016 and December 31, 2015, we had one reportable operating and geographic segment.

15.	Commitments and Contingencies

Leases

We lease office space to conduct our operations which expire between 2017 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $34,000 and $56,000 as of December 31, 2016 and 2015, respectively. Total rent expense under all operating leases, which includes equipment, was $504,000 and $684,000 for the years ended December 31, 2016 and 2015, respectively, and is included in S, G & A expenses in the accompanying consolidated statements of operations.

As of December 31, 2016, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2017	$470
2018	294
2019	81
2020	—
2021	—
Total minimum lease payments	$845

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

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder and Chief of Product Innovation. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2016, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 1,825,000 shares of Class A common stock subsequent to the IPO. See Note 9 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $10.0 million pursuant to the TRA as of December 31, 2016. We have determined that this amount is probable of being paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2016 and future periods. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. Therefore we have also reversed the valuation allowance on our deferred tax assets related to the TRA. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. As of December 31, 2016, we have made $672,000 of payments under the TRA. See Note 11 for further information on the income tax implications of the tax receivable agreement.

As of December 31, 2016, management decided to reverse the valuation allowance relating to the TRA agreement. This decision was based on 2015 and 2016 earnings, and the outlook of future earnings. The deferred tax asset relating to this agreement is expected to be fully realized in the future.

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

On May 1, 2015, we entered into an agreement with HBO, and certain individuals and entities related to HBO to make advances via a variable secured promissory note (the “May 2015 Note”). The May 2015 Note provided for two advances of $500,000 each. As of December 31, 2015, the Company paid both advances totaling $1.0 million. The May 2015 Note, which secured the advances, matures on January 31, 2017 and bears interest only upon the occurrence of an event of default. All amounts outstanding, including interest, are due within thirty days of the maturity date, subject to acceleration upon the occurrence of an event of default. As of December 31, 2015, the outstanding balance was $1.0 million.

Under the May 2015 Note, HBO was eligible to earn production credits, beginning in January 2016, for each qualifying sale of our products, as defined in the May 2015 Note. Such production credits would be applied based on qualifying sales during each calendar quarter of 2016. Any such production credits earned during calendar year 2016 would be applied against the outstanding balance payable to us under the May 2015 Note in lieu of a cash payment to us but no amount would be payable by us to HBO. As of December 31 2016, there was no remaining balance under the May 2015 Note.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a distributor of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, we responded to an initial document production request in this matter. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida, Ohio, and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is not aware of any examination into the sales practices of the Company-owned call center, although the Company cannot be certain that no such investigation is occurring or will occur, and the Company is aware of and managing additional claims and inquiries that it does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s newly developed and enhanced compliance and control mechanisms.

Montana Regulatory Action

The Company also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action has been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, requested a hearing before the CSI to contest the state’s allegations and, in addition to reviewing its own data, the Company has requested certain materials, data, and information from the CSI in order to do so. Pending the resolution of the matter, the CSI summarily suspended our license to conduct business in Montana. The state formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer, experienced in the insurance industry, has been appointed to hear the matter. The Company has been cooperative with the CSI, and both parties have begun the routine exchange of information attendant to the hearing process so that the Company and the CSI can properly measure and gauge the potential of the allegations. Additional requests for information are ongoing as the Company works to understand the CSI’s concerns.

While it is too early to assess whether the CSI’s notice and the investigation of these organizations and individuals will have a material impact on us, based on the nature of the allegations and evidence provided by the CSI during the third and fourth quarters of 2016 and settlement discussions with the CSI in early 2017, we believe that a loss arising from the future assessment of a civil penalty against us in the range of $100,000 to $315,000 is probable but may vary based on the early stages of this matter. The Company and the CSI are in the process of attempting to reach a negotiated resolution and the Company will accrue funds for any settlement offers that it makes to the state. Both the Company and the CSI have expressed a willingness to explore amicable resolution options. To that end, the Company continues to regularly communicate, exchange information, and work closely with the CSI in furtherance of bringing the matter towards a mutually satisfactory resolution.

Massachusetts Regulatory Action

The Company also received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. As part of the MAG’s regulatory oversight of the Massachusetts health care system and its corresponding authority to request documents from market participants, the MAG has requested certain information and documents from the Company. The information requested will be used to review the Company’s sales and marketing practices, and ensure the Company is in compliance with Massachusetts laws and regulations. Additionally, the Company’s materials and sales and marketing practices will be evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices.

The Company has provided all requested documents and materials and continues to cooperate with the MAG in order to bring the matter to an agreeable conclusion. Based on the nature of the allegations raised by the MAG and based on discussions with them, the Company believes a loss arising from the future assessment of a civil penalty is possible however, the Company has not received any formal settlement offer from the state. The Company has begun preliminary discussions with the MAG concerning resolution options to avoid the need and cost of a continuing inquiry, and the MAG has indicated it is willing to discuss such options; however, there is no guarantee that the parties will reach a mutually agreeable resolution. Any formal settlement proposal would need to be approved by the management of the MAG before it is presented to the Company and as such, the MAG will likely want to engage in additional discovery prior to doing so, and it is too early in the process to estimate a potential range of loss. The Company will accrue funds for any settlement offers it makes to the state.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI has not taken any action, and the TDI has only communicated that it is continuing to review the matter. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions and we have recently developed and enhanced our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party distributors, which could harm our business, results of operations or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Miscellaneous

The Company has also received a number of private-party claims relating to alleged violations by its distributors of the federal Telephone Consumer Protection Act, alleging that their marketing activities were potentially unlawful. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the business, there is a possibility in the future that one or more could have a material effect. The Company requires that its distributors reimburse or indemnify it for any such settlements.

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

16.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Int Holdings LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For the years ended December 31, 2016, and 2015, the base maximum allowable contribution amount was $18,000, respectively. The Plan also permits for discretionary Company contributions. During the year ended December 31, 2016 the Company began offering discretionary contributions to participants for which the Company accrued $56,000. We made no discretionary contributions during the year ended December 31, 2015.

17.	Related-Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the years ended December 31, 2016, and 2015, HPIH paid cash distributions of $2.0 million and $872,000, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. At December 31, 2016, the Company has accrued $2.8 million in distributions owed but not yet paid under the operating agreement. The distribution made during the year ended December 31, 2016 included no amount that was accrued as of December 31, 2015. The distribution made during the year ended December 31, 2015 included $229,000 that was accrued as of December 31, 2014.

Distributions by HPIH to its members

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members.

Members of HPIH, including HII, incur U.S. federal and state income taxes on their allocable share of any net taxable income of HPIH. Net profits and net losses of HPIH are generally allocated to its members pro rata in accordance with the percentage interest of the units they hold. In accordance with the operating agreement of HPIH, we cause HPIH to make cash distributions to its members for purposes of funding their tax obligations in respect of the income of HPIH that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of HPIH allocable to the member multiplied by an assumed tax rate equal to the highest marginal effective federal, state and local income tax rate applicable for an individual or corporation taking into account any allowable deductions. Additional amounts may be distributed to us if needed to meet our tax obligations and our obligations pursuant to the TRA. As of December 31, 2016, $2.8 million of distributions to its members was declared but unpaid and reported in due to member on the consolidated balance sheet.

Tax Receivable Agreement

As discussed in Note 15, on February 13, 2013, we entered into a tax receivable agreement with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske.

As of December 31, 2016, we are obligated to pay $10.0 million pursuant to the TRA, of which $521,000 is included in current liabilities and $9.5 million is included in long-term liabilities on the accompanying consolidated balance sheets. As of December 31, 2016, we have made payments under the TRA of $672,000. As of December 31, 2015, $748,000 was payable pursuant to the TRA, of which $342,000 was included in current liabilities and $406,000 was included in long-term liabilities on the accompanying consolidated balance sheets.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

Health Benefits One, LLC

In October 2013, HPIH formed SIL with HBO, one of our distributors. See Note 3 for more information on this joint venture. HBO was a related party by virtue of its 50% ownership of membership interests in SIL. In March 2015, HPIH sold its interest in SIL to HBO, and HBO ceased being a related party. While HBO was considered a related party, during the three months ended March 31, 2015, we made net advanced commission payments of $907,000 and recognized $3.0 million of commission expense related to HBO. As of December 31, 2015, the advanced commissions balance related to HBO included in the accompanying consolidated balance sheets was $15.4 million.

18.	Concentrations of Credit Risk and Significant Customers

Accounts receivable, net were $882,000 and $853,000 as of December 31, 2016 and 2015, respectively as is included as a component of accounts receivable, net, prepaid expenses, and other current assets in the accompanying consolidated balance sheets. As of December 31, 2016 we had two customers who made up approximately 43% of the net accounts receivable balance. As of December 31, 2015 we had four customers who made up approximately 54% of the accounts receivable, net balance.

Advanced commissions were $37.0 million and $24.5 million as of December 31, 2016, and 2015, respectively. For the year ended December 31, 2016, two distributors accounted for 65% and 16%, respectively, of our advanced commissions balance compared to 67% and 10%, respectively, for the year ended December 31, 2015.

Revenues consist of commissions earned for health insurance policies and discount benefit plans issued to members, enrollment fees paid by members, referral fees, and monthly administration fees paid by members as a direct result of enrollment services provided by us. None of our members individually accounted for 10% or more of the Company’s revenue for the years ended December 31, 2016 or 2015.

For the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents and for the year ended December 31, 2015, two carriers accounted for 70% of our premium equivalents. For the year, HCC Life Insurance Company accounted for 22% of our premium equivalents, Unified Life Insurance Company accounted for 20%, and Companion Life Insurance Company accounted for 18%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

19.	Subsequent Events

On February 1, 2017, the Company came to mutual agreement with HCC Life Insurance Company, one of the Company’s largest carriers, to terminate the terms of our carrier contract. The Company no longer sells HCC products through any of our distribution channels. The Company has strong carrier relations and the shift away from HCC is congruent with our strategy of driving continuous product innovation by diversifying our product portfolio and developing relationships with new carriers to improve and increase our product mix. We do not expect this contract termination to have a material impact on our Company revenues although we can make no assurances that the replacement of HCC with new carriers will fully offset any revenue losses, if any, associated with the termination. For more information on our strategy, see Part I, Item 1 of this Annual Report on Form 10-K.

On February 9, 2017, the Company’s former Chief Executive Officer, Patrick R. McNamee exercised 1.0 million SARs at the then NASDAQ Global Market close price of $19.75 resulting in the issuance of 753,197 shares of the Company’s Class A common stock. The transaction accounts for a 9.2% increase in total issued Class A common stock from the December 31, 2016 reported balance. As of March 1, 2017 the Company had 8,914,717 shares issued and 8,795,173 shares outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

By:	/s/ Gavin D. Southwell
Gavin D. Southwell
President and Chief Executive Officer
(Principal Executive Officer)
March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 2, 2017	/s/ Gavin D. Southwell	President, Chief Executive Officer and Director
	Gavin D. Southwell	(Principal Executive Officer)

March 2, 2017	/s/ Michael D. Hershberger	Chief Financial Officer, Secretary and Treasurer
	Michael D. Hershberger	(Principal Financial and Accounting Officer)

March 2, 2017	/s/ Michael W. Kosloske	Director and Chief of Product Innovation
Michael W. Kosloske

March 2, 2017	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 2, 2017	/s/ Robert S. Murley	Director
Robert S. Murley

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated March 14, 2013, by and among Health Insurance Innovations, Inc., TSG Agency, LLC, and Ivan Spinner. Incorporated by reference to Exhibit 10.1 to Current Report on the Form 8-K filed March 14, 2013.

2.2	Stock Purchase Agreement, dated as of July 17, 2013, by and among Health Plan Intermediaries Holdings,LLC, Health Insurance Innovations, Inc., Joseph Safina, Howard Knaster and Jorge Saavedra (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2013.

2.3	Agreement and Plan of Merger, dated July 14, 2014, among Health Insurance Innovations, Inc. SV Merger Sub, Inc., HealthPocket, Inc. Bruce Telkemp, Sheldon Wang, any Holder executing a Letter of Transmittal, Option Cancellation Agreement or Parent Option Agreement, and Randy Herman, as the Representative (all disclosure schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 16, 2014.

2.4	Membership Interest Purchase Agreement, dated August 8, 2014, between Health Plan Intermediaries Holdings, LLC and Landon A. Jordan (all disclosure schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 12, 2014.

3.1	Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.1 to Current Reports on Form 8-K filed February 13, 2013.

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.2 to Current reports on Form 8-K filed February 13, 2013.

3.3	Amended and Restated Bylaws of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.3 to Current reports on Form 8-K filed February 13, 2013.

4.1	Registration Rights Agreement, dated February 13, 2013, among Health Insurance Innovations, Inc. and the stockholders named therein. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 13, 2013.

4.2	Registration Rights Agreement, dated July 14, 2014, among Health Insurance Innovations, Inc. and Randy Herman, as Representative. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 16, 2014.

10.1	Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 to Current Reports on Form 8-K filed February 13, 2013.

10.2	Tax Receivable Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Current Reports on Form 8-K filed February 13, 2013.

10.3	Exchange Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.3 to Current Reports on Form 8-K filed February 13, 2013.

10.4	Master Service Agreement between Health Plan Intermediaries, LLC and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.8 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.5	Software Assignment Agreement between Health Plan Intermediaries, LLC and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.9 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.6†	General Manager’s Agreement between Health Plan Intermediaries, LLC and Companion Life Insurance Company. Incorporated by reference to Exhibit 10.10 to the Second Submission to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121245775) filed December 6, 2012.

10.7	Marketing/Billing Agreement between Med-Sense Guaranteed Association and Health Insurance Innovations. Incorporated by reference to Exhibit 10.13 to the Second Submission to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121245775) filed December 6, 2012.

ExhibitNo.	Description

10.8#	Employment Agreement between Michael W. Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.6 to Current Reports on Form 8-K filed February 13, 2013.

10.9#	Employment Agreement between Lori Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed February 13, 2013.

10.10#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 31, 2016.

10.11	Office Lease Agreement between Health Plan Intermediaries, LLC and Magdalene Center of Tampa, LLC. Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-185596 / Film No. 121278087) filed December 20, 2012.

10.12#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.13#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.14#	Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled). Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.15#	Employment Agreement between Health Insurance Innovations, Inc. and Bruce Telkamp. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2014.

10.16#	Employment Agreement between Health Insurance Innovations, Inc. and Sheldon Wang. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2014.

10.17	Agreement to Commercial Note, dated December 15, 2014, between Health Plan Intermediaries Holdings, LLC, and SunTrust Bank. Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed March 18, 2015.

10.18	Commercial Note, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed March 18, 2015.

10.19	Form of Security Agreement, dated December 15, 2014, by Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 18, 2015.

10.20	Form of Unconditional Guaranty, dated December 15, 2014, Health Plan Intermediaries Holdings, LLC and certain subsidiaries in favor of SunTrust Bank. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 18, 2015.

10.21#	Amendment, dated May 4, 2015, to Employment Agreement between Bruce Telkamp and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2015.

10.22#	Employment Agreement, dated June 8, 2015, between Health Insurance Innovations, Inc. and Patrick R. McNamee. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 10, 2015.

10.23#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015.

10.24#	Form of Stock Appreciation Rights Award Agreement, dated July 1, 2015, granted to Bruce Telkamp and Sheldon Wang under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 7, 2015.

10.25#	Second Amended and Restated Employment Agreement, dated September 16, 2015, between Michael Hershberger and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2015.

10.26#	First Amendment to Employment Agreement, dated November 9, 2015, between the Company and Patrick R. McNamee. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2015.

10.27#	Stock Appreciation Rights Award Agreement, dated November 9, 2015, between the Company and Patrick R. McNamee under the Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 10, 2015.

ExhibitNo.	Description

10.28#	First Amendment to Employment Agreement, dated November 9, 2015, between the Company and Michael W. Kosloske. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 10, 2015.

10.29#	Employment Agreement, dated July 24, 2015, between Health Insurance Innovations, Inc. and Josef Denother. Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 8, 2016.

10.30#	Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Josef Denother. Incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 8, 2016.

10.31#	Second Amendment to Employment Agreement, dated July 20, 2016, between Health Insurance Innovations, Inc. and Patrick R. McNamee. Incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 8, 2016.

10.32#	Amended and Restated Employment Agreement, dated November 15, 2016, between Gavin D. Southwell and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2016.

10.33#	Separation Agreement and General Release, dated November 15, 2016, between Health Insurance Innovations, Inc. and Patrick R. McNamee. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 16, 2016.

10.34#	Separation Agreement and General Release, dated November 15, 2016, between Health Insurance Innovations, Inc. and Josef Denother. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 16, 2016.

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications.

100.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Document.

*	Document is filed with this Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
†	The Registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

