Form 10-Q
period 2017-03-31
Health Insurance Innovations, Inc.
filed 2017-05-04
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 1-35811

Health Insurance Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1282634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15438 N. Florida Avenue, Suite 201
Tampa, FL 33613
(Address of Principal Executive Offices)

(813) 397-1187

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Emerging growth company [X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of May 1, 2017, the registrant had 11,948,354 shares of Class A common stock, $0.001 par value, outstanding and 3,841,667 shares of Class B common stock, $0.001 par value, outstanding.

HEALTH INSURANCE INNOVATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,827	$12,214
Restricted cash	13,992	11,938
Accounts receivable, net, prepaid expenses and other current assets	2,477	2,815
Advanced commissions, net	35,714	37,001
Income taxes receivable	1,645	—
Total current assets	69,655	63,968
Property and equipment, net	4,278	4,022
Goodwill	41,076	41,076
Intangible assets, net	7,396	7,907
Deferred tax asset	28,604	8,181
Other assets	240	193
Total assets	$151,249	$125,347

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,958	$29,680
Deferred revenue	476	430
Income taxes payable	—	2,121
Due to member	3,844	3,282
Other current liabilities	76	126
Total current liabilities	33,354	35,639
Due to member	27,451	9,460
Other liabilities	217	170
Total liabilities	61,022	45,269
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 11,948,354 and 8,156,249 shares issued as of March 31, 2017 and December 31, 2016, respectively; and 11,817,183 and 8,036,705 shares outstanding as of March 31, 2017 and December 31, 2016, respectively)	12	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 3,841,667 and 6,841,667 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	4	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	—	—
Additional paid-in capital	65,164	47,849
Treasury stock, at cost (131,171 and 119,544 shares as of March 31, 2017 and December 31, 2016, respectively)	(1,307)	(1,122)
Retained earnings	7,254	1,420
Total Health Insurance Innovations, Inc. stockholders’ equity	71,127	48,162
Noncontrolling interests	19,100	31,916
Total stockholders’ equity	90,227	80,078
Total liabilities and stockholders' equity	$151,249	$125,347

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Income (unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues (premium equivalents of $90,940 and $70,740 for the three months ended March 31, 2017 and 2016, respectively)	$55,868	$42,490
Operating expenses:
Third-party commissions	31,435	25,990
Credit card and ACH fees	1,183	883
Selling, general and administrative	15,257	11,970
Depreciation and amortization	938	735
Total operating expenses	48,813	39,578
Income from operations	7,055	2,912

Other (income) expense:
Interest (income) expense	(1)	55
TRA expense	—	185
Other expense	3	2
Net income before income taxes	7,053	2,670
(Benefit) provision for income taxes	(1,469)	384
Net income	8,522	2,286
Net income attributable to noncontrolling interests	2,688	1,381
Net income attributable to Health Insurance Innovations, Inc.	$5,834	$905

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.66	$0.12
Diluted	$0.58	$0.12
Weighted average Class A common shares outstanding
Basic	8,892,239	7,563,555
Diluted	10,051,369	7,699,866

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2016	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Distributions	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	5,834	2,688	8,522
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Issuance of Class A common stock under equity compensation plans	792,105	1	—	—	8	—	—	—	—	9
Class A common stock withheld in Treasury from restricted share vesting	(11,627)	—	—	—	—	11,627	(185)	—	—	(185)
Stock compensation expense	—	—	—	—	821	—	—	—	—	821
Contributions (distributions)	—	—	—	—	2	—	—	—	(1,133)	(1,131)
Balance as of March 31, 2017 (unaudited)	11,817,183	$12	3,841,667	$4	$65,164	131,171	$(1,307)	$7,254	$19,100	$90,227

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$8,522	$2,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	821	486
Depreciation and amortization	938	735
Deferred income taxes	309	(110)
Changes in operating assets and liabilities:
Increase in restricted cash	(2,054)	(4,145)
Decrease in accounts receivable, prepaid expenses and other assets	291	91
Decrease (increase) in advanced commissions	1,287	(12,050)
(Increase) decrease in income taxes receivable	(1,645)	495
Decrease in income taxes payable	(2,121)	—
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(677)	4,685
Increase in deferred revenue	46	67
Increase in due to member	—	185
Net cash provided by (used in) operating activities	5,717	(7,275)
Investing activities:
Capitalized internal-use software and website development costs	(669)	(746)
Purchases of property and equipment	(14)	(4)
Net cash used in investing activities	(683)	(750)
Financing activities:
Proceeds from borrowings under revolving line of credit	—	7,500
Payments for contingent acquisition consideration	—	(273)
Payments for noncompete obligation	(48)	(48)
Class A common stock withheld in treasury from restricted share vesting	(185)	(25)
Issuances of Class A common stock under equity compensation plans	9	—
Issuances of Class A common stock from treasury	—	14
(Distributions to) contributions from member	(1,197)	7
Net cash (used) provided by financing activities	(1,421)	7,175
Net increase (decrease) in cash and cash equivalents	3,613	(850)
Cash and cash equivalents at beginning of period	12,214	7,695
Cash and cash equivalents at end of period	$15,827	$6,845

Supplemental disclosure of non-cash investing activities:
Capitalized software and website development costs included in accounts payable	—	14
Supplemental disclosure of non-cash financing activities:
Change in due to member related to Exchange Agreement	18,619	—
Change in deferred tax asset related to Exchange Agreement	(20,732)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	16,484	—
Exchange of Class B membership interests related to Exchange Agreement	(14,371)	—
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	2,695	—

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term “HII” refers to Health Insurance Innovations, Inc. on a stand-alone basis, and the term “HPIH” refers to Health Plan Intermediaries Holdings, LLC, a subsidiary of HII and a consolidated subsidiary of the Company, on a stand-alone basis. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014.

Business Description

We are a developer, distributor and cloud-based administrator of affordable individual and family health insurance plans (“IFP”) and supplemental products, which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans. We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. The health insurance products we develop are underwritten by insurance carriers and we assume no underwriting, insurance, or reimbursement risk. We market these products to individuals both through our internal distribution network and an external distribution network consisting of non-owned third party licensed agent call centers.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly-owned subsidiaries, one of which is a Variable Interest Entity (“VIE”), of which the Company is the primary beneficiary. See Note 2 for further information on the VIE. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2017.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO which closed on February 13, 2013. However, if we record $1.07 billion in total annual gross revenue before that time or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could materially differ from those estimates.

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

Recently adopted accounting pronouncements

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

The Company has elected to early adopt this update during the three months ended March 31, 2017. As described in Note 19 in our Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s former Chief Executive Officer exercised 1.0 million Stock Appreciation Rights in February 2017. Early adoption of this update was favorable in light of the material exercise and as a result of this adoption, during the three months ended March 31, 2017, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and a $0.38 increase in our basic earnings per share in the condensed consolidated statement of income.

Recently issued accounting pronouncements

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are still evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued an update which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet completed the analysis of how adopting this update will affect our financial statements, but do not expect a material impact on our statement of cash flows.

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

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The Company does not believe that the impact of adopting this pronouncement will be material to our condensed consolidated financial statements.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a public entity, the amendments in this update and the related deferral guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our condensed consolidated financial statements. We have not determined the effect of the update on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase which is to begin during the current calendar year.

2. Variable Interest Entities

As of March 31, 2017, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. As of March 31, 2017, we hold 100% of the voting power in HPIH, but 75.5% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of March 31, 2017 and December 31, 2016 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the carrying amounts of goodwill.

Other intangible assets

Our other intangible assets arose primarily from acquisitions described in our Annual Report on Form 10-K for the year ended December 31, 2016 and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of March 31, 2017 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(332)	$1,045
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,980)	1,079
Noncompete agreements	4.7	987	(926)	61
Customer relationships	5.8	1,484	(1,133)	351
Capitalized software	6.7	8,571	(3,711)	4,860
Total intangible assets		$16,518	$(9,122)	$7,396

Major classes of intangible assets as of December 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(311)	$1,066
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,831)	1,228
Noncompete agreements	4.7	987	(881)	106
Customer relationships	5.8	1,484	(1,125)	359
Capitalized software	6.7	8,571	(3,423)	5,148
Total intangible assets		$16,518	$(8,611)	$7,907

Amortization expense for the three months ended March 31, 2017 and 2016 was $511,000 and $558,000, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2017 and in each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2017	$1,454
2018	1,725
2019	1,338
2020	1,338
2021	685
2022	114
Thereafter	742
Total	$7,396

4. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2017	December 31, 2016
Carriers and vendors payable	$13,274	$11,385
Commissions payable	4,864	5,710
Accrued wages	2,849	4,206
Accrued refunds	2,657	3,238
Accounts payable	1,749	928
Accrued professional fees	1,318	910
Accrued credit card/ACH fees	417	430
Accrued restructuring	3	3
Other accrued expenses	1,827	2,870
Total accounts payable and accrued expenses	$28,958	$29,680

5. Stockholders’ Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of March 31, 2017, the Class A common stockholders had 75.5% of the voting power in HII and the Class B common stockholders had 24.5% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). All of the Series B Membership Interests are held by Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), which are two entities owned by Michael Kosloske, the founder and a director of our company. Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 9 from our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the Exchange Agreement.

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by HPI and HPIS, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests (together with an equal number of shares of our Class B common stock).

On March 13, 2017, HPI and HPIS (the “Selling Stockholders”) completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under the above-described Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 3,000,000 shares of Class A common stock at a public offering price of $14.00 per share ($13.16 per share, net of underwriting discounts), for net proceeds of $39.5 million. No shares were sold by the Company in this offering. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of March 31, 2017 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 9 for further discussion on the tax receivable agreement we entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of March 31, 2017 and December 31, 2016, we held 131,171 and 119,544 shares of treasury stock, respectively, recorded at a cost of $1.3 million and $1.1 million, respectively.

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

During the three months ended March 31, 2017, 11,627 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards. No shares were transferred to Treasury as the result of forfeitures of restricted stock awards. During the three months ended March 31, 2016, 4,132 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 13,657 options were exercised and converted to Class A common stock out of treasury. No shares were transferred to Treasury as the result of forfeitures of restricted stock awards.

6. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which stock appreciation rights (“SARs”), restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. Since inception, the Company’s shareholders have approved a cumulative increase of 2,000,000 shares of Class A common stock and as of December 31, 2016, there were 3,250,000 shares of Class A common stock reserved for issuance under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. Beginning December 2015, volatility is calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The Company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.

None of the stock-based compensation was capitalized during the three months ended March 31, 2017 and 2016, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free rate	—	1.4%
Expected life	—	4.6 years
Expected volatility	—	56.7%
Expected dividend	—	none

No new awards were granted during the three months ended March 31, 2017 and therefore there are no corresponding Black-Scholes option-pricing model assumptions for the period.

The following table summarizes restricted shares, SARs, and stock options granted during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted shares	—	—
SARs	—	15
Stock options	—	—

There were no forfeitures during the three months ended March 31, 2017 and 2016.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted shares	$380	$165
SARs	433	280
Stock options	8	41
	$821	$486

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2017 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining years
Restricted shares	$1,758	2.0
SARs	1,117	1.9
Stock options	7	0.5
	$2,882

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three months ended March 31, 2017, there were 1.1 million SARs exercised resulting in an increase of 784,000 issued Class A common stock. No SARs were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, there were no outstanding awards forfeited.

There were 8,000 and 13,657 options exercised during the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the settlement of stock based incentive plans resulted in a cash outflow of $185,000 and $25,000, respectively, with respect to shares redeemed to cover the recipient’s tax obligations.

We recognized an income tax benefit of $3.3 million and $15,000 from stock-based activity for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company elected to early adopt ASU 2016- 09 and as a result of this adoption, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and a $0.38 increase in our basic earnings per share in the condensed consolidated statement of income. The Company has elected to continue its policy of estimating forfeitures in accordance with the update.

7. Net Income per Share

The computations of basic and diluted net income (loss) per share attributable to HII for the three months ended March 31, 2017 and 2016 were as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Basic net income attributable to Health Insurance Innovations, Inc.	$5,834	$905
Weighted average shares—basic	8,892,239	7,563,555
Effect of dilutive securities:
Restricted shares	251,406	79,271
SARs	872,467	11,066
Stock options	35,257	45,974
Weighted average shares—diluted	10,051,369	7,699,866
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.66	$0.12
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.58	$0.12

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and stock appreciation rights and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted shares	—	—
SARs	—	27
Stock options	—	—

Additionally, potential common stock totaling 3,841,667 shares at March 31, 2017 and 6,841,667 shares at March 31, 2016 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 5 for further details on the exchange agreement.

8. Income Taxes

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

The effective tax rate for the three months ended March 31, 2017 was (20.8%). The effective tax rate for the three months ended March 31, 2016 was 14.4%. For the three months ended March 31, 2017 and 2016, the benefit and provision for income taxes, respectively, were $1.5 million and $384,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HII. Consequently, its federal and state tax jurisdictions are separate from those of HII, which prevents deferred tax assets and liabilities of HII and HP from offsetting one another. The effective tax rate for HII, for the three months ended March 31, 2017, was mainly impacted by the tax benefit realized by the early adoption of ASU 2016-09. HP’s 2017 book loss generates a deferred tax benefit which is fully offset by a valuation allowance. As a result, due to the offsetting effect of HP’s pretax book loss and HII’s pretax book income when the two are combined, the deferred tax benefit from HP along with the benefit realized by HII’s early adoption of the accounting update results in a total combined effective tax rate of (20.8%). On a standalone basis, the effective tax rate for the three months ended March 31, 2017 for HII was (17.9%), while the effective tax rate for the three months ended March 31, 2017 for HP was 3.8%. On a standalone basis, the effective tax rate for the year ended December 31, 2016 for HII was (39.2%), while the effective tax rate for the year ended December 31, 2016 for HP was 12.5%.

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

For the three months ended March 31, 2017 and 2016, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of March 31, 2017 and 2016, respectively. The Company’s 2013 through 2016 tax years remain subject to examination by tax authorities.

9. Commitments and Contingencies

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

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with HPI and HPIH as the holders of the HPIH Series B Membership Interests. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HII’s obligation and not an obligation of HPIH. HII will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HII exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HII breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HII had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of March 31, 2017, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 4,825,000 shares of Class A common stock subsequent to the IPO. See Note 5 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $28.6 million pursuant to the TRA as of March 31, 2017. We have determined that this amount is probable of being paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2017 and future periods. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of December 31, 2016, we also reversed the valuation allowance on our deferred tax assets related to the TRA. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. As of March 31, 2017, we have made $672,000 of payments under the TRA.

Distributor Advanced Commissions, net

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC-1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. As of March 31, 2017, the Company has recorded an allowance for bad debt of $352,000.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a distributor of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HII conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but a decision has not yet been reached on the Company’s requested modifications. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida, Ohio, and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is aware of and managing related, additional claims and inquiries that it does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s newly developed and enhanced compliance and control mechanisms.

Montana Regulatory Action

The Company also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action had been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, requested a hearing before the CSI to contest the state’s allegations and, in addition to reviewing its own data, the Company has requested certain materials, data, and information from the CSI in order to do so. Pending the resolution of the matter, the CSI summarily suspended the Company’s license to conduct business in Montana. The state formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer, experienced in the insurance industry, was appointed to hear the matter. The Company has been cooperative with the CSI, and both parties have exchanged information attendant to the hearing process.

On March 2, 2017, Montana indicated it was exploring the possibility of consolidating its own investigation with the Indiana Multistate Market Conduct Examination and conversations with the lead investigators on March 29, 2017 indicate such will occur. The Company expects that the Montana investigation will be consolidated into the above-described multi-state inquiry, and the Company is awaiting confirmation from the involved parties.

While it is too early to assess whether the CSI’s independent investigation and its consolidation with the multistate will have a material impact on the Company, based on the nature of the allegations and evidence provided by the CSI during the third and fourth quarters of 2016 and settlement discussions with the CSI in early 2017, the Company believes that a loss arising from the future assessment of a civil penalty is probable but will likely be tied to the Indiana Multistate Market Conduct Examination and any result from that, which the Company is unable to estimate or predict at this time.

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

The Company has provided all requested documents and materials and continues to cooperate with the MAG in order to bring the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively early stage of the investigative process, the recent settlement of another party for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI has not taken any action, and the TDI has only communicated that it is continuing to review the matter. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position. This action is at an early stage of development and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

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

Miscellaneous

The Company has also received a number of private-party claims relating to alleged violations by its distributors of the federal Telephone Consumer Protection Act, alleging that their marketing activities were potentially unlawful. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company requires that its distributors reimburse or indemnify it for any such settlements.

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

10. Fair Value Measurements

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

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of the A.R.I.E.S System as described in Note 9 is primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, line of credit, and accounts payable and accrued expenses as of March 31, 2017 and December 31, 2016, respectively, approximate fair value because of the short-term duration of these instruments.

As of March 31, 2017, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of March 31, 2017
	as of March 31, 2017	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$63	$—	$63	$—
	$63	$—	$63	$—

As of December 31, 2016, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$110	$—	$110	$—
	$110	$—	$110	$—

11. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the three months ended March 31, 2017 and 2016, HPIH paid cash and received cash refunds of $38,000 and $7,000, respectively, for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Distributions by HPIH to its members

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of March 31, 2017, we have accrued in due to member on the condensed consolidated balance sheets, $2.7 million for estimated tax liabilities due to our members.

Tax Receivable Agreement

As discussed in Note 9, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of March 31, 2017, we are obligated to pay $28.6 million pursuant to the TRA, of which $1.1 million is included in current liabilities and $27.5 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of March 31, 2017, we have made payments under the TRA of $672,000.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and those factors discussed in “Part II – Item 1A. Risk Factors” below. You should specifically consider the numerous risks outlined under “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term “HII” refers to Health Insurance Innovations, Inc. on a stand-alone basis, and the term “HPIH” refers to Health Plan Intermediaries Holdings, LLC, a subsidiary of HII and a consolidated subsidiary of the Company, on a stand-alone basis. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014.

Our Products

We are an industry leader in the sale of individual and family medical insurance plans (“IFP”), which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten hospital indemnity plans, sometimes referred to as “limited medical” or “fixed indemnity” plans.

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

On June 10, 2016, HHS proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published rule, Internal Revenue Bulletin 2016-47, substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule went into effect on January 1, 2017 however neither HHS nor the states will enforce the rule regarding duration or renewal of STM plans until April 1, 2017. This rule will likely have a material impact on revenues generated from the sale of STM products beginning with our 2017 fiscal year but we are not yet able to determine the impact on total revenues, if any, as we will seek to mitigate revenue losses, if any, by offering new products, by growing our distribution channels and by continuing our direct-to-consumer emphasis while simultaneously increasing operating leverage.

Hospital indemnity plans are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits for covered procedures and services for individuals under the age of 65. These highly customizable products are generally on an open provider network without copayments or deductibles and do not have defined policy term lengths.

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

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. The health insurance products we develop are underwritten by insurance carriers and we assume no underwriting, insurance, or reimbursement risk. We market products to individuals through our internal distribution network and we use an external distribution network consisting of non-owned third party licensed agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we administer the IFPs and supplemental products. We manage customer relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we sell on behalf of the service providers. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and direct commission payments. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

As of March 31, 2017, we had 344,992 total plans in force, compared with 257,928 on March 31, 2016. For the three months ended March 31, 2017, our premium equivalents and revenues were $90.9 million and $55.9 million, respectively, representing increases of 28.6% and 31.5%, respectively, when compared to the three months ended March 31, 2016. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as our total collections, including the combination of premiums, fees for discount benefit plans, enrollment fees, and direct commission payments. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under generally accepted accounting principles in the United States of America (“GAAP”) and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Premium equivalents	$90,940	$70,740
Less risk premium	33,541	26,882
Less amounts earned by third party obligors	1,531	1,368
Revenues	$55,868	$42,490

Plans in force. We consider a plan to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments, commissions, and/or discount benefit fees. Our plans in force are an important indicator of our expected revenues. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016	Change
IFP	173,675	115,298	50.6%
Supplemental products	171,317	142,630	20.1%
Total	344,992	257,928	33.8%

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items that are not part of regular operating activities, including transaction costs, tax receivable agreement liability adjustment, severance, restructuring costs, and other non-cash items such as non-cash stock-based compensation. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$8,522	$2,286
Interest (income) expense	(1)	55
Depreciation and amortization	938	735
(Benefit) provision for income taxes	(1,469)	384
EBITDA	7,990	3,460
Non-cash stock-based compensation	821	486
Transaction costs	306	—
Tax receivable agreement liability adjustment	—	185
Severance, restructuring and other charges	533	119
Adjusted EBITDA	$9,650	$4,250

Adjusted net income.  To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense and other items that are not part of regular operating activities, including transaction costs, tax receivable agreement liability adjustment, severance, restructuring costs, and other non-cash items such as non-cash stock-based compensation. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in their evaluation of our Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

Adjusted net income per share. Adjusted net income per share is computed by dividing adjusted net income by the total number of weighted-average diluted Class A and weighted-average Class B shares of our common stock for each period. We have included adjusted net income per share in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for earnings per share as reported under GAAP.

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$8,522	$2,286
Interest (income) expense	(1)	55
Amortization	511	557
Provision (benefit) for income taxes	(1,469)	384
Non-cash stock-based compensation	821	486
Transaction costs	306
Tax receivable agreement liability adjustment	—	185
Severance, restructuring and other charges	533	119
Adjusted pre-tax income	9,223	4,072
Pro forma income taxes	(3,505)	(1,547)
Adjusted net income	$5,718	$2,525
Total weighted average diluted share count	16,093	14,542
Adjusted net income per share	$0.36	$0.17

Core S, G & A. We define this metric as total GAAP S, G & A adjusted for stock-based compensation, transaction costs, severance, restructuring and other costs, and marketing leads and advertising expense. We have included Core S, G & A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Core S, G & A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for S, G & A as reported under GAAP.

The following table presents a reconciliation of S, G & A to Core S, G & A for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Total S, G & A	$15,257	$11,970
Less Stock-based compensation	821	486
Less Transaction costs	306	—
Less Severance, restructuring and other charges	533	119
Less Marketing and Advertising	3,787	2,820
Core S, G & A	$9,810	$8,545

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services or referral sales. Revenues reported by the Company are net of premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

Revenues for the three months ended March 31, 2017 were $55.9 million, an increase of $13.4 million, or 31.5%, compared to the same period in 2016. The increases were primarily due to the increase in the number of policies in force. Policies in force increased 33.8% to 344,992 at March 31, 2017 from 257,928 at March 31, 2016. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products and the diversification and enhancement of our distribution system, including our e-Commerce division, AgileHealthInsurance.com.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Generally we expect third-party commissions, as a percentage of revenue, to decrease as AgileHealthInsurance.com continues to sell a larger percentage of IFPs.

Third-party commissions for the three months ended March 31, 2017 were $31.4 million, an increase of $5.4 million, or 21.0%, compared to the three months ended March 31, 2016. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 56.3% and 34.6% of revenues and premium equivalents, respectively, for the three months ended March 31, 2017 as compared to 61.2% and 36.7% of revenues and premium equivalents for the three months ended March 31, 2016.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the for the three months ended March 31, 2017 were $1.2 million, an increase of $300,000, or 34.0%, compared to the three months ended March 31, 2016. The increase in credit card and ACH fees is in line with the increase in premium equivalents.

Credit card and ACH fees represented 2.1% and 1.3% of revenues and premium equivalents, respectively, for the three months ended March 31, 2017 as compared to 2.1% and 1.2% of revenues and premium equivalents for the three months ended March 31, 2016. These percentages are consistent with our expectations.

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

S, G & A expense for the three months ended March 31, 2017 was $15.3 million. This represents an increase of $3.3 million, or 27.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

S, G & A expense represented 27.3% and 16.8% of revenues and premium equivalents, respectively, for the three months ended March 31, 2017 as compared to 28.2% and 16.9% of revenues and premium equivalents for the three months ended March 31, 2016.

The decrease in S, G & A expenses, as a percentage of revenues, for the three months ended March 31, 2017 compared to the same period 2016 was primarily attributable to increased revenue from growth in policies-in-force offset by increases in advertising and marketing expenses, professional fees and stock based compensation.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended March 31, 2017 was $938,000, an increase of $203,000, or 27.6%, compared to the three months ended March 31, 2016. The increase in depreciation and amortization was primarily driven by the increase in depreciation expense of additional gross capitalized internal-use software.

TRA Expense

There was no recorded TRA expense was for the three months ended March 31, 2017. For the three months ended March 31, 2016, TRA expense was $185,000. See Note 15 of the accompanying audited financial statements for further information on the TRA agreement with the holders of HPIH Series B Membership Interests.

(Benefit) Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, we recorded a respective benefit and provision for income taxes of $1.5 million and $384,000, reflecting an effective tax rate of (20.8%) and 14.4%, respectively. The effective tax rate for the three months ended March 31, 2017 was significantly impacted by the adoption of ASU 2016-09 which resulted in excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards which were recorded as a decrease in income tax expense. See Note 10 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2017, we had a 75.5% economic interest in HPIH, and HPI and HPIS had a 24.5% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net income and loss attributable to HII for the respective three months ended March 31, 2017 and 2016 included HII’s share of its consolidated entities’ net income and loss, and a respective benefit and provision for income taxes of $1.5 million and $384,000.

On March 13, 2017, HPI and HPIS (the “Selling Stockholders”) completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under the above-described Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 3,000,000 shares of Class A common stock at a public offering price of $14.00 per share ($13.16 per share, net of underwriting discounts), for net proceeds of $39.5 million. No shares were sold by the Company in this offering. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of March 31, 2017 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 5 of the accompanying condensed consolidated financial statements for further discussion of these transactions and the Exchange Agreement.

Liquidity and Capital Resources

General

As of March 31, 2017, we had $15.8 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On December 15, 2014, we entered into a three-year revolving line of credit (“RLOC”) for $15.0 million with a bank. As of March 31, 2017, we have no outstanding balance from draws on the RLOC and $15.0 million is available to be drawn upon. The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under the facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of net income of $8.5 million, and adjustments to reconcile net income to cash of: $938,000 in depreciation and amortization, $821,000 in stock-based compensation and a $309,000 increase in deferred tax assets. These were partially offset by a $677,000 decrease in accounts payable, accrued expenses and other liabilities, an increases in restricted cash of $2.1 million and a $3.8 million change in income taxes. Decreases in advanced commissions were $1.3 million. Cash used in operating activities for the three months ended March 31, 2016 was primarily the result of a $12.1 million increase in advanced commissions and an increase in restricted cash of $4.1 million. These uses of cash were partially offset by a $4.7 million increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2017 were attributable to capitalized internal-use software and website development costs of $669,000. Our primary investing activities for the three months ended March 31, 2016 were attributable to capitalized internal-use software and website development costs of $746,000.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash used by financing activities of $1.4 million was primarily driven by the distributions to member of $1.2 million and $185,000 for payments associated with the tax liabilities associated with restricted share vesting. of contingent acquisition consideration. During the three months ended March 31, 2016, cash provided by financing activities of $7.2 million was primarily driven by the proceeds of $7.5 million from borrowing under the revolving line of credit, partially offset by payments of $273,000 of contingent acquisition consideration.

Revolving Line of Credit

The purpose of the RLOC is to provide working capital, expand the advanced commissions program, and to help us maintain adequate liquidity. Borrowings under this facility are secured by all of our and our subsidiaries’ assets, including, but not limited to, cash, accounts receivable, and property and equipment. The stated interest rate for the RLOC is 30-day LIBOR, plus 1.95%. As of March 31, 2017, we have no outstanding balance from draws on the RLOC and $15.0 million was available to be drawn upon.

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

Off-Balance Sheet Arrangements

Through March 31, 2017, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 15 of our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described in Note 1 to the accompanying condensed consolidated financial statements, the Notes to Consolidated Financial Statements included in Part II, Item 8 of Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and Part I, Item 7 of Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Critical Accounting Policies and Estimates.” There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Note 1 to the condensed consolidated financial statements contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the three months ended March 31, 2017, three carriers accounted for 47.6% of our premium equivalents and for the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents. For the three months ended March 31, 2017, Everest Reinsurance Company accounted for 18.5% of our premium equivalents, Companion Life Insurance Company accounted for 15.2%, and Unified Life Insurance Company accounted for 13.9%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are currently a party to multiple litigation proceedings. From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. Except as described below, we do not believe that any pending legal proceedings are material. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a distributor of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HII conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but a decision has not yet been reached on the Company’s requested modifications. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida, Ohio, and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by third-party distributor call centers utilized by the Company. The Company is aware of and managing related, additional claims and inquiries that it does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s newly developed and enhanced compliance and control mechanisms.

Montana Regulatory Action

The Company also received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action had been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered. Seventeen of the named parties, including the Company, requested a hearing before the CSI to contest the state’s allegations and, in addition to reviewing its own data, the Company has requested certain materials, data, and information from the CSI in order to do so. Pending the resolution of the matter, the CSI summarily suspended the Company’s license to conduct business in Montana. The state formally granted the Company’s request to be heard on the issues, and a neutral Hearing Officer, experienced in the insurance industry, was appointed to hear the matter. The Company has been cooperative with the CSI, and both parties have exchanged information attendant to the hearing process.

On March 2, 2017, Montana indicated it was exploring the possibility of consolidating its own investigation with the Indiana Multistate Market Conduct Examination and conversations with the lead investigators on March 29, 2017 indicate such will occur. The Company expects that the Montana investigation will be consolidated into the above-described multi-state inquiry, and the Company is awaiting confirmation from the involved parties.

While it is too early to assess whether the CSI’s independent investigation and its consolidation with the multistate will have a material impact on the Company, based on the nature of the allegations and evidence provided by the CSI during the third and fourth quarters of 2016 and settlement discussions with the CSI in early 2017, the Company believes that a loss arising from the future assessment of a civil penalty is probable but will likely be tied to the Indiana Multistate Market Conduct Examination and any result from that, which the Company is unable to estimate or predict at this time.

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

The Company has provided all requested documents and materials and continues to cooperate with the MAG in order to bring the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively early stage of the investigative process, the recent settlement of another party for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI has not taken any action, and the TDI has only communicated that it is continuing to review the matter. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position. This action is at an early stage of development and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table lists our actual and deemed share repurchases during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
January 1, 2017 - January 31, 2017	—		$—	—	—
February 1, 2017 - February 28, 2017	—		—	—	—
March 1, 2017 - March 31, 2017	11,627	(1)	15.86	—	—
Total	11,627			—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 8, 2017 among Canaccord Genuity, Inc., Cantor Fitzgerald & Co., Health Insurance Innovations, Inc., Health Plan Intermediaries, LLC, and Health Plan Intermediaries Sub, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 8, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

*	Document is filed with this Quarterly Report on Form 10-Q.
**	Document is furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

May 4, 2017	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 4, 2017	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)

