Form 10-Q
period 2017-06-30
Health Insurance Innovations, Inc.
filed 2017-08-04
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to __________
Commission File Number: 1-35811
 ___________________________________________________________
Health Insurance Innovations, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	46-1282634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
15438 N. Florida Avenue, Suite 201
Tampa, FL 33613
(Address of Principal Executive Offices)
(813) 397-1187
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of August 1, 2017, the registrant had 12,600,418 shares of Class A common stock, $0.001 par value, outstanding and 3,841,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,529	$12,214
Restricted cash	14,162	11,938
Accounts receivable, net, prepaid expenses and other current assets	2,223	2,815
Advanced commissions, net	30,706	37,001
Income taxes receivable	1,282	—
Total current assets	75,902	63,968
Property and equipment, net	4,572	4,022
Goodwill	41,076	41,076
Intangible assets, net	6,884	7,907
Deferred tax asset	28,151	8,181
Other assets	12	193
Total assets	$156,597	$125,347

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$30,133	$29,680
Deferred revenue	298	430
Income taxes payable	—	2,121
Due to member	521	3,282
Other current liabilities	1	126
Total current liabilities	30,953	35,639
Due to member	28,078	9,460
Other liabilities	43	170
Total liabilities	59,074	45,269
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,600,418 and 8,156,249 shares issued as of June 30, 2017 and December 31, 2016, respectively; and 12,469,247 and 8,036,705 shares outstanding as of June 30, 2017 and December 31, 2016, respectively)	12	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 3,841,667 and 6,841,667 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	4	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	66,109	47,849
Treasury stock, at cost (131,171 and 119,544 shares as of June 30, 2017 and December 31, 2016, respectively)	(1,307)	(1,122)
Retained earnings	11,637	1,420
Total Health Insurance Innovations, Inc. stockholders’ equity	76,455	48,162
Noncontrolling interests	21,068	31,916
Total stockholders’ equity	97,523	80,078
Total liabilities and stockholders' equity	$156,597	$125,347
See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues (premium equivalents of $98,896 and $76,977 for the three months ended June 30, 2017 and 2016, respectively and $189,836 and $147,717 for the six months ended June 30, 2016, respectively)	$61,783	$44,494	$117,651	$86,984
Operating expenses:
Third-party commissions	35,108	25,859	66,543	51,849
Credit card and ACH fees	1,232	974	2,415	1,857
Selling, general and administrative	14,697	11,697	29,954	23,667
Depreciation and amortization	992	797	1,930	1,532
Total operating expenses	52,029	39,327	100,842	78,905
Income from operations	9,754	5,167	16,809	8,079

Other expense:
Interest expense	1	100	—	155
Tax Receivable Agreement expense	—	244	—	429
Fair value adjustment to contingent acquisition consideration	—	15	—	15
Other expense	1	1	4	3
Net income before income taxes	9,752	4,807	16,805	7,477
Provision for income taxes	2,800	537	1,331	921
Net income	6,952	4,270	15,474	6,556
Net income attributable to noncontrolling interests	2,569	2,413	5,257	3,794
Net income attributable to Health Insurance Innovations, Inc.	$4,383	$1,857	$10,217	$2,762

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.38	$0.24	$1.00	$0.36
Diluted	$0.35	$0.24	$0.91	$0.36
Weighted average Class A common shares outstanding
Basic	11,550,204	7,592,972	10,228,564	7,578,264
Diluted	12,365,914	7,732,664	11,220,687	7,716,202

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2016	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Distributions	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	10,217	5,257	15,474
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Issuance of Class A common stock under equity compensation plans	1,444,169	1	—	—	19	—	—	—	—	20
Class A common stock withheld in Treasury from restricted share vesting	(11,627)	—	—	—	—	11,627	(185)	—	—	(185)
Stock compensation expense	—	—	—	—	1,755	—	—	—	—	1,755
Contributions (distributions)	—	—	—	—	2	—	—	—	(1,734)	(1,732)
Balance as of June 30, 2017 (unaudited)	12,469,247	$12	3,841,667	$4	$66,109	131,171	$(1,307)	$11,637	$21,068	$97,523

See accompanying notes to the condensed consolidated financial statements.

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$15,474	$6,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,755	969
Depreciation and amortization	1,930	1,532
Deferred income taxes	762	(249)
Changes in operating assets and liabilities:
Increase in restricted cash	(2,224)	(7,776)
Decrease in accounts receivable, prepaid expenses and other assets	773	178
Decrease (increase) in advanced commissions	6,295	(8,272)
(Increase) decrease in income taxes receivable	(1,282)	591
(Decrease) increase in income taxes payable	(2,121)	296
Increase in accounts payable, accrued expenses and other liabilities	297	3,381
Decrease in deferred revenue	(132)	(224)
Increase in due to member	—	429
Net cash provided by (used in) operating activities	21,527	(2,589)
Investing activities:
Capitalized internal-use software and website development costs	(1,410)	(1,609)
Purchases of property and equipment	(47)	(9)
Net cash used in investing activities	(1,457)	(1,618)
Financing activities:
Proceeds from borrowings under revolving line of credit	—	7,500
Payments on borrowings under revolving line of credit	—	(1,000)
Payments for contingent acquisition consideration	—	(532)
Payments for noncompete obligation	(96)	(96)
Class A common stock withheld in treasury from restricted share vesting	(185)	(39)
Issuances of Class A common stock under equity compensation plans	20	—
Issuances of Class A common stock from treasury	—	16
Distributions to member	(4,494)	(68)
Net cash (used in) provided by financing activities	(4,755)	5,781
Net increase in cash and cash equivalents	15,315	1,574
Cash and cash equivalents at beginning of period	12,214	7,695
Cash and cash equivalents at end of period	$27,529	$9,269

Supplemental disclosure of non-cash financing activities:
Change in due to member related to Exchange Agreement	$18,619	$—
Change in deferred tax asset related to Exchange Agreement	(20,732)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	16,487	—
Exchange of Class B membership interests related to Exchange Agreement	(14,374)	—

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

Business Description

We are a developer, distributor and cloud-based administrator of affordable individual health and family insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten Health Benefit Insurance Plans, previously referred to as hospital indemnity plans.

We also develop, distribute and administer supplemental products which include a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP.

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. These products are marketed to individuals primarily through our internal distribution network and an external distribution network consisting of independently owned and operated licensed-agent call centers.

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

Noncontrolling interests are included in the condensed consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net income attributable to us and noncontrolling interests.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2017.

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

The Company elected to early adopt this update during the quarter ended March 31, 2017. As described in Note 19 in our Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s former Chief Executive Officer exercised 1.0 million Stock Appreciation Rights in February 2017. Early adoption of this update was favorable in light of the material exercise and as a result of this adoption, during the three months ended March 31, 2017, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and a $0.38 increase in our first-quarter basic earnings per share in the condensed consolidated statement of income.

Recently issued accounting pronouncements

In May 2017, the FASB issued a new accounting standard update which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but do not expect it to have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company does not believe that this guidance will have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued an update which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet completed the analysis of how adopting this update will affect our condensed consolidated financial statements and disclosures.

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

In February 2016, the FASB issued an amendment to its accounting guidance for leases to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases – financing and operating – other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The Company is still evaluating the effect of the update on our financial statements and internal controls over financial reporting but does not believe that the impact of adopting this pronouncement will be material to the condensed consolidated financial statements.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment clarifies the principles for recognizing revenue. The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in the judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a public entity, the amendments in this update and the related deferral guidance are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our condensed consolidated financial statements. We have not determined the effect of the update on our internal controls over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase which is to begin during the current calendar year.

2. Variable Interest Entities

As of June 30, 2017, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. As of June 30, 2017, we hold 100% of the voting power in HPIH, but 76.4% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of June 30, 2017 and December 31, 2016 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the carrying amounts of goodwill.

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

Major classes of intangible assets as of June 30, 2017 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(353)	$1,024
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(3,130)	929
Noncompete agreements	4.7	987	(972)	15
Customer relationships	5.8	1,484	(1,140)	344
Capitalized software	6.7	8,571	(3,999)	4,572
Total intangible assets		$16,518	$(9,634)	$6,884

Major classes of intangible assets as of December 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(311)	$1,066
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,831)	1,228
Noncompete agreements	4.7	987	(881)	106
Customer relationships	5.8	1,484	(1,125)	359
Capitalized software	6.7	8,571	(3,423)	5,148
Total intangible assets		$16,518	$(8,611)	$7,907

Amortization expense for the three months ended June 30, 2017 and 2016 was $512,000 and $557,000, respectively, and for the six months ended June 30, 2017 and 2016 was $1.0 million, and $1.1 million, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2017 and in each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2017	$942
2018	1,725
2019	1,338
2020	1,338
2021	685
2022	114
Thereafter	742
Total	$6,884

4. Accounts Payable and Other Liabilities

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2017	December 31, 2016
Carriers and vendors payable	$14,549	$11,385
Commissions payable	5,513	5,710
Accrued wages	4,036	4,206
Accrued refunds	2,115	3,238
Accounts payable	792	928
Accrued professional fees	1,150	910
Accrued credit card/ACH fees	406	430
Accrued restructuring	—	3
Other accrued expenses	1,572	2,870
Total accounts payable and accrued expenses	$30,133	$29,680

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of June 30, 2017, the Class A common stockholders had 76.4% of the voting power in HII and the Class B common stockholders had 23.6% of the voting power in HII. Holders of shares of our Class A common stock have 100% of the economic interest in HII. Holders of Class B common stock do not have an economic interest in HII.

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

Treasury Stock

Treasury stock is recorded at cost. As of June 30, 2017 and December 31, 2016, we held 131,171 and 119,544 shares of treasury stock, respectively, recorded at a cost of $1.3 million and $1.1 million, respectively.

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

During the six months ended June 30, 2017, 11,627 shares were transferred to Treasury as a result of surrendered shares of vested restricted stock awards. No shares were transferred to Treasury during the three months ended June 30, 2017 as a result of forfeitures of restricted stock awards. There was no other Treasury activity during the six months ended June 30, 2017.

During the three and six months ended June 30, 2016, 2,399 and 6,531 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 1,623 and 15,280 options, respectively, were exercised and converted to Class A common stock out of treasury. During both the three and six months ended June 30, 2016, 3,200 shares, respectively, were transferred to Treasury as a result of forfeitures of restricted stock awards.

Registration Statement on Form S-3

On May 5, 2017 the Company filed a registration statement on Form S-3, effective May 19, 2017, to offer and sell, from time to time, up to $150 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At June 30, 2017, the Company had not sold any securities under this Registration Statement.

6. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which stock appreciation rights (“SARs”), restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. The Company’s shareholders approved an increase of 2,000,000 shares of Class A common stock reserved for issuance in May 2017 under the LTIP and as of June 30, 2017, there were 5,250,000 total shares reserved under the LTIP.

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Volatility is calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The Company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equivalent to the expected term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.

None of the stock-based compensation was capitalized during the three and six months ended June 30, 2017 and 2016, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free rate	1.7%	1.2%
Expected life	4.8 years	4.6 years
Expected volatility	64.1%	55.4%
Expected dividend	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted shares	855	27	855	27
SARs	85	569	85	584
Stock options	—	—	—	—

The weighted average fair value of Restricted shares granted during both the three and six months ended June 30, 2017, was $21.94 having an aggregate intrinsic value of $18.8 million. The weighted average fair value of SARs granted during the both the three and six months ended June 30, 2017, was $11.70. For each of the three and six months ended June 30, 2016, the weighted average fair value of Restricted shares granted was $6.77 having an aggregate intrinsic value of $180,000. The weighted average fair value of SARs granted during the three and six months ended June 30, 2016 was $3.26 and $3.25, respectively. For all new grants in 2017 and 2016, the Company utilized an estimated pre-vest forfeiture rate of 7.0%.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted shares	$680	$130	$1,060	$295
SARs	249	323	682	604
Stock options	5	29	13	70
	$934	$482	$1,755	$969

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2017 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining years
Restricted shares	$15,104	2.4
SARs	1,731	2.1
Stock options	3	0.4
	$16,838

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and six months ended June 30, 2017 there were 212,700 and 1.3 million SARs exercised, respectively, resulting in an increase of 150,000 and 934,100 issued Class A common stock, respectively. No SARs were exercised during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2017 there were 17,500 outstanding SARs forfeited. During the three and six months ended June 30, 2016, 12,000 and 22,000 SARs were forfeited, respectively.

During the three and six months ended June 30, 2017 there were 10,800 and 18,800 options exercised, respectively, and 1,600 and 15,300 options exercised during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2017 and 2016, there were no options forfeited.

For the three months ended June 30, 2017, there was no cash outflow with respect to shares redeemed to cover the recipient’s tax obligations for the settlement of stock based incentive plans. For the six months ended June 30, 2017, there was $185,000 of cash outflow with respect to shares redeemed to cover the recipient’s tax obligations. For the three and six months ended June 30, 2016, respectively, there was cash outflow of $14,000 and $39,000 with respect to shares redeemed to cover the recipient’s tax obligations.

We recognized income tax benefits from stock-based activity of $280,000 and $3.6 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, we recognized income tax benefits of $28,000 and $42,000, respectively, from stock-based activity. During the three months ended March 31, 2017, the Company elected to early adopt ASU 2016-9 and as a result of this adoption, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and a $0.38 increase in our basic earnings per share in the condensed consolidated statement of income. The Company has elected to continue its policy of estimating forfeitures in accordance with the update.

7. Net Income per Share

The computations of basic and diluted net income per share attributable to HII for the three and six months ended June 30, 2017 and 2016 were as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income attributable to Health Insurance Innovations, Inc.	$4,383	$1,857	$10,217	$2,762
Weighted average shares—basic	11,550,204	7,592,972	10,228,564	7,578,264
Effect of dilutive securities:
Restricted shares	250,908	77,915	251,851	78,475
SARs	541,070	19,353	710,826	15,886
Stock options	23,732	42,424	29,446	43,577
Weighted average shares—diluted	12,365,914	7,732,664	11,220,687	7,716,202
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.38	$0.24	$1.00	$0.36
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.35	$0.24	$0.91	$0.36

Potential common shares are included in the diluted per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through unvested restricted stock grants and stock appreciation rights and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net income per share because such inclusion would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted shares	685	19	804	24
SARs	—	10	—	17
Stock options	—	—	—	—

Additionally, potential common stock totaling 3,841,667 shares at June 30, 2017 and 6,841,667 shares at June 30, 2016 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 5 for further details on the exchange agreement.

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

The effective tax rate for the three and six months ended June 30, 2017 was 28.7% and 7.9%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 11.2% and 12.3%, respectively. For the three and six months ended June 30, 2017 the provision for income taxes, respectively, was $2.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2016 the provision for income taxes, respectively, was $537,000 and $921,000, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HII. Consequently, its federal and state tax jurisdictions are separate from those of HII, which prevents deferred tax assets and liabilities of HII and HP from offsetting one another. The effective tax rate for HII, for the six months ended June 30, 2017, was mainly impacted by the tax benefit realized by the early adoption of ASU 2016-9. HP’s 2017 book loss generates a deferred tax benefit which is materially offset by a valuation allowance. As a result, due to the offsetting effect of HP’s pretax book loss and HII’s pretax book income when the two are combined, the deferred tax benefit from HP along with the benefit realized by HII’s early adoption of the accounting update results in a total combined effective tax rate of 7.9%. On a standalone basis, the effective tax rate for the three and six months ended June 30, 2017 for HII was 26.2% and 7.5%, respectively, while the effective tax rate for the each of the three and six months ended June 30, 2017 for HP was 3.6%.

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

For the three and six months ended June 30, 2017 and 2016, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of June 30, 2017 and 2016, respectively. The Company’s 2013 through 2016 tax years remain subject to examination by tax authorities.

9. Commitments and Contingencies

BimSym Agreements

On August 1, 2012, the Company entered into a software assignment agreement with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the agreement, we purchased the A.R.I.E.S. System, our proprietary sales and member administration platforms, for $45,000 and this purchase was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we are required to make monthly payments of $26,000 for five years. After the five-year term, this agreement automatically renews for one-year terms unless we give 60 days’ notice. As of June 30, 2017, the Company had not provided notice to BimSym thereby automatically renewing the agreement for an additional one-year term.

Additionally, on August 1, 2012 we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we are required to make monthly payments of $16,000 for five years. The present value of these payments was capitalized and recorded as an intangible asset with a corresponding liability on the accompanying condensed consolidated balance sheets.

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of June 30, 2017, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 4,825,000 shares of Class A common stock subsequent to the IPO. See Note 5 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $28.6 million pursuant to the TRA as of June 30, 2017. We have determined that this amount is probable of being paid, because a portion of the deductions and other tax benefits noted above has been utilized based on our estimated taxable income for 2017 and future periods. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of December 31, 2016, we also reversed the valuation allowance on our deferred tax assets related to the TRA. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. As of June 30, 2017, we have made $672,000 of cumulative payments under the TRA.

Distributor Advanced Commissions, net

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC-1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. As of June 30, 2017, the Company has recorded an allowance for bad debt of $261,000.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a program manager of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HII conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but in the meantime, the Company has nevertheless focused on providing the information requested by the expanded warrant. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated licensed-agent call centers utilized by the Company.

The Company is aware of and managing additional claims and inquiries in other states that, except for the inquiries described below, the Company does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s enhanced compliance and control mechanisms.

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

On March 2, 2017, Montana indicated it was exploring the possibility of consolidating its own investigation with the Indiana Multistate Market Conduct Examination and conversations with the lead investigators on March 29, 2017 indicate such will occur. The Company expects that the Montana investigation will be consolidated into the above-described multi-state inquiry, and the Company is awaiting confirmation from the involved parties. While waiting for that confirmation, the hearing examiner assigned to the matter unexpectedly passed away, and the case has been temporarily stayed pending the appointment of a new hearing examiner. As a result of the anticipated consolidation of the CSI action with the multi-state examination, the Company no longer believes that a loss arising from the CSI action is probable, and the Company has no reasonable basis for estimating the impact, if any, that the CSI action (as an independent action separate from the multi-state examination) might have on the Company.

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

The Company continues to provide all requested documents and materials requested by the MAG, and is in the process of assembling some additionally-requested information. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter of 2016, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the recent settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI took no action, and communicated only that it was continuing to review the matter. In May 2017, the TDI communicated a series of additional requests for information, and the results were provided two weeks later. Since that time, there has been no additional communication from the TDI. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position. This action has developed slowly, and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

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

Miscellaneous

TPA Licensure

Many states have statutes that require the licensure of third-party insurance administrators (“TPA”). The statutes and applicable regulations vary from state-to-state with respect to the nature of the business activities that may require licensure. Where the Company believes that statutes are unclear or open to interpretation, it takes the prudent approach of applying for a TPA license. Therefore, the Company applied for a TPA license with the Florida Office of Insurance Regulation ("OIR"). In June 2017, the OIR denied the Company’s application based on its determination that the Company had not yet provided all information required to process the application. In June 2017, the Company appealed the denial with the Florida Division of Administrative Hearings. A final hearing on the matters has been scheduled for October 17-20, 2017, but the Company is working with the OIR to reach a mutually agreeable resolution of the matter prior to the hearing, including discussing whether the OIR will require the Company to hold such a license at all.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act (TCPA) by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Other

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

The Company has received claims relating to customer service and claims handling issues arising from a prior carrier relationship of the Company. Some of these matters have been styled as, but not yet certified, class actions. Recently, in one of the matters known as the “Azad case,” the Company sought and received dismissal from the matter without prejudice. The Company has filed its own lawsuit against that same carrier. The Company has received demands for indemnification from this carrier but no lawsuit has been filed against us from said carrier. The Company has received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to these carriers. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge or resolve the claims as quickly as possible.

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

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of June 30, 2017 and December 31, 2016, respectively, approximate fair value because of the short-term duration of these instruments.

As of June 30, 2017, there were no remaining liabilities measured at fair value. As of December 31, 2016, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$110	$—	$110	$—
	$110	$—	$110	$—

11. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are managing member. During the six months ended June 30, 2017, HPIH paid cash distributions of $4.5 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of this, $2.8 million related to amounts accrued for at December 31, 2016. For the six months ended June 30, 2016, $68,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of June 30, 2017, we have no accrued payments due to member on the condensed consolidated balance sheet. At December 31, 2016 we had accrued $2.8 million for estimated tax liabilities due to our members.

Tax Receivable Agreement

As discussed in Note 9, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of June 30, 2017, we are obligated to pay $28.6 million pursuant to the TRA, of which $521,000 is included in current liabilities and $28.1 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of June 30, 2017, we have made cumulative payments under the TRA of $672,000.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

12. Subsequent Events

On July 19, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30.0 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including to fund ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20 million, subject to the satisfaction of certain additional conditions provided therein.

The Credit Facility matures on July 17, 2020 (the “Termination Date”), and borrowings under the Credit Agreement can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, the one-month LIBOR index rate plus 1.00%, and zero) plus a spread ranging from 0.75% to 1.25% or (ii) at Adjusted LIBOR (as defined in the Credit Agreement) plus a spread ranging from 1.75% to 2.25%. The applicable spread is dependent upon HPIH’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Termination Date. Interest accrued on each Eurodollar Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Termination Date.

The Credit Facility is secured by: (i) a first priority lien on substantially all of the assets (subject to certain excluded assets) of HPIH and certain of its affiliates (including the Company) and (ii) pledges of equity interests in the subsidiaries of the Company.

The Credit Agreement contains customary covenants including, but not limited to, (i) a minimum interest coverage ratio and a maximum Consolidated Total Leverage Ratio and (ii) limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations and sales of assets. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions.

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

Our Products

We are a developer, distributor and cloud-based administrator of affordable individual health and family insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans, and guaranteed-issue and underwritten Health Benefit Insurance Plans, previously referred to as hospital indemnity plans. We also develop, distribute and administer supplemental products which include a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP. We are not an insurer and do not process or pay claims. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk.
STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. Through 2016, STM plans provided up to six months, eleven months, or 364 days of health insurance coverage with a wide range of deductible and copay levels. On October 31, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47, which provided that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective beginning April 1, 2017, new limits are set on STM duration to periods of less than three months but allowing for re-applications with the same or different health insurance carrier.
Health Benefit Insurance Plans are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy term lengths.

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. We market products to individuals through our internal distribution network and we use an external distribution network consisting of independently owned and operated licensed-agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we administer the IFPs and supplemental products. We manage customer relations via our online member portal, which is available 24 hours a day, seven days a week. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides customers, whom we refer to as members, immediate access to the products we sell through our internal and third-party distribution channels. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate accept or reject decision for the products we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. We believe that our technology platform provides scalability as we add members and on a per-policy-basis, reduces the average costs associated with marketing, selling, underwriting and administering policies.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we administer on behalf of the service providers. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and direct commission payments. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the balance of the premium equivalents.

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

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. In addition, the data aggregated by HealthPocket (“HP”) is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products. HP’s revenue is principally derived from referral fees and marketing fees. We include these revenues within our premium equivalent metric.
In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health

Insurance” to refer to fixed term health insurance products of less than one year in duration, such as STM. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on AgileHealthInsurance.com. AgileHealthInsurance.com utilizes what we believe is a best-of-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

As of June 30, 2017, we had 359,460 total plans in force, compared with 258,425 on June 30, 2016, representing an increase of 39.1%. For the three months ended June 30, 2017, our premium equivalents and revenues were $98.9 million and $61.8 million, respectively, representing increases of 28.5% and 38.9%, respectively, when compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, our premium equivalents and revenues were $189.8 million and $117.7 million, respectively, representing increases of 28.5% and 35.3%, respectively when compared to the six months ended June 30, 2016. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Premium equivalents	$98,896	$76,977	$189,836	$147,717
Less risk premium	35,502	30,942	69,043	57,824
Less amounts earned by third party obligors	1,611	1,541	3,142	2,909
Revenues	$61,783	$44,494	$117,651	$86,984

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

The following table presents the number of plans in force by product type as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016	Change
IFP	185,875	120,944	53.7%
Supplemental products	173,585	137,481	26.3%
Total	359,460	258,425	39.1%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,952	$4,270	$15,474	$6,556
Interest expense	1	100	—	155
Depreciation and amortization	992	797	1,930	1,532
Provision for income taxes	2,800	537	1,331	921
EBITDA	10,745	5,704	18,735	9,164
Non-cash stock-based compensation	964	482	1,784	969
Fair value adjustment to contingent consideration	—	15	—	15
Transaction costs	450	—	756	—
Tax receivable agreement liability adjustment	—	244	—	429
Severance, restructuring and other charges	363	103	896	222
Adjusted EBITDA	$12,522	$6,548	$22,171	$10,799

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,952	$4,270	$15,474	$6,556
Interest expense	1	100	—	155
Amortization	512	557	1,023	1,115
Provision for income taxes	2,800	537	1,331	921
Non-cash stock-based compensation	964	482	1,784	969
Fair value adjustment to contingent consideration	—	15	—	15
Transaction costs	450	—	756	—
Tax receivable agreement liability adjustment	—	244	—	429
Severance, restructuring and other charges	363	103	896	222
Adjusted pre-tax income	12,042	6,308	21,264	10,382
Pro forma income taxes	(4,576)	(2,397)	(8,080)	(3,945)
Adjusted net income	$7,466	$3,911	$13,184	$6,437
Total weighted average diluted share count	16,208	14,575	16,156	14,558
Adjusted net income per share	$0.46	$0.27	$0.82	$0.44

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

The following table presents a reconciliation of S, G & A to Core S, G & A for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total S, G & A	$14,697	$11,697	$29,954	$23,667
Less Stock-based compensation	964	482	1,784	969
Less Transaction costs	450	—	756	—
Less Severance, restructuring and other charges	363	103	896	222
Less Marketing and Advertising	1,800	2,449	5,587	5,269
Core S, G & A	$11,120	$8,663	$20,931	$17,207

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and 2016

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

Revenues for the three months ended June 30, 2017 were $61.8 million, an increase of $17.3 million, or 38.9%, compared to the same period in 2016. Revenues for the six months ended June 30, 2017 were $117.7 million, an increase of $30.7 million, or 35.3%, compared to the same period in 2016. The increases were primarily due to the increase in the number of policies in force. Policies in force increased 39.1% to 359,460 at June 30, 2017 from 258,425 at June 30, 2016. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products and the diversification and enhancement of our distribution system, including our e-Commerce website, AgileHealthInsurance.com.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members.

Third-party commissions for the three months ended June 30, 2017 were $35.1 million, an increase of $9.2 million, or 35.8%, compared to the three months ended June 30, 2016. Third-party commissions for the six months ended June 30, 2017 were $66.5 million, an increase of $14.7 million, or 28.3%, compared to the six months ended June 30, 2016. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 56.8% and 35.5% of revenues and premium equivalents, respectively, for the three months ended June 30, 2017 as compared to 58.1% and 33.6% of revenues and premium equivalents, respectively, for the three months ended June 30, 2016. Third-party commissions represented 56.6% and 35.1% of revenues and premium equivalents, respectively, for the six months ended June 30, 2017 as compared to 59.6% and 35.1% of revenues and premium equivalents, respectively, for the six months ended June 30, 2016.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended June 30, 2017 were $1.2 million, an increase of $258,000, or 26.5%, compared to the three months ended June 30, 2016. Credit card and ACH fees for the six months ended June 30, 2017 were $2.4 million, an increase of $558,000, or 30.0%, compared to the six months ended June 30, 2016. The increase in credit card and ACH fees is in line with the year-over-year increase in premium equivalents of 28.5%.

Credit card and ACH fees represented 2.0% and 1.2% of revenues and premium equivalents, respectively, for three months ended June 30, 2017 as compared to 2.2% and 1.3% of revenues and premium equivalents, respectively for the three months ended June 30, 2016. Credit card and ACH fees represented 2.1% and 1.3% of revenues and premium equivalents, respectively, for both the three and six months ended June 30, 2017 and 2016. These percentages are consistent with our expectations.

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

S, G & A expense for the three months ended June 30, 2017 was $15 million. This represents an increase of $3.0 million, or 25.6% compared to the three months ended June 30, 2016. S, G & A expense for the six months ended June 30, 2017 was $30.0 million. This represents an increase of $6.3 million, or 26.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in S, G &A for both the three months ended June 30, 2017, was primarily attributable to increased compensation expense, including stock based compensation and severance, and higher professional fees.

S, G & A expense represented 23.8% and 14.9% of revenues and premium equivalents, respectively, for the three months ended June 30, 2017 as compared to 26.3% and 15.2% of revenues and premium equivalents, respectively, for three months ended

June 30, 2016. S, G & A expense represented 25.5% and 15.8% of revenues and premium equivalents, respectively, for the six months ended June 30, 2017 as compared to 27.2% and 16.0% of revenues and premium equivalents, respectively, for the six months ended June 30, 2016.

The decrease in S, G & A expenses, as a percentage of revenues, for the three and six months ended June 30, 2017 compared to the same period 2016 was primarily attributable to revenue from growth in policies-in-force increasing at a higher rate than the increases in advertising and marketing expenses, professional fees, and compensation, including stock based compensation and severance.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2017 was $1.0 million, an increase of $195,000, or 24.5%, compared to the three months ended June 30, 2016. Depreciation and amortization expense for the six months ended June 30, 2017 was $1.9 million, an increase of $398,000, or 26.0%, compared to the six months ended June 30, 2016. The increase in depreciation and amortization was primarily driven by the increase in depreciation expense of additional gross capitalized internal-use software.

Tax Receivable Agreement Expense

There was no recorded TRA expense for the three and six months ended June 30, 2017. For the three and six months ended 2016, TRA expense was $244,000 and $429,000, respectively. See Note 9 of the accompanying condensed consolidated financial statements for further information on the TRA agreement with the holders of HPIH Series B Membership Interests.

Provision for Income Taxes

For the three months ended June 30, 2017 and 2016, we recorded a provision for income taxes of $2.8 million and $537,000, reflecting an effective tax rate of 28.7% and 11.2%, respectively. For the six months ended June 30, 2017 and 2016, we recorded a provision for income taxes of $1.3 million and $921,000, respectively, reflecting an effective tax rate of 7.9% and 12.3%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was favorably impacted by the adoption of ASU 2016-09 in the first quarter of 2017 which resulted in excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards which were recorded as a decrease in income tax expense. See Note 10 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2017, we had a 76.4% economic interest in HPIH, and HPI and HPIS had a 23.6% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest on our accompanying condensed consolidated financial statements.

Net income and loss attributable to HII for the respective three months ended June 30, 2017 and 2016 included HII’s share of its consolidated entities’ net income and loss.

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

Liquidity and Capital Resources

General

As of June 30, 2017, we had $27.5 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On July 17, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30.0 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including to fund ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20 million, subject to the satisfaction of certain additional conditions provided therein.

The Credit Facility matures on July 17, 2020 (the “Termination Date”), and borrowings under the Credit Agreement can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, the one-month LIBOR index rate plus 1.00%, and zero) plus a spread ranging from 0.75% to 1.25% or (ii) at Adjusted LIBOR (as defined in the Credit Agreement) plus a spread ranging from 1.75% to 2.25%. The applicable spread is dependent upon HPIH’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Termination Date. Interest accrued on each Eurodollar Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Termination Date.

The Credit Facility is secured by: (i) a first priority lien on substantially all of the assets (subject to certain excluded assets) of HPIH and certain of its affiliates (including the Company) and (ii) pledges of equity interests in the subsidiaries of the Company.

The Credit Agreement contains customary covenants including, but not limited to, (i) a minimum interest coverage ratio and a maximum Consolidated Total Leverage Ratio and (ii) limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations and sales of assets. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions.

Concurrent with the execution of the above Credit Agreement, the Company terminated its existing line of credit established on December 15, 2014. At June 30, 2017, we had no outstanding balance from draws on the line of credit and $15.0 million was available to be drawn upon.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2017 was primarily the result of net income of $15.5 million, and adjustments to reconcile net income to cash of: $1.9 million in depreciation and amortization, $1.8 million in stock-based compensation and a $762,000 decrease in deferred tax assets. Further, there was an increase of $297,000 in accounts payable, accrued expenses and other liabilities, which was partially offset by an increase in restricted cash of $2.2 million and a $3.4 million change in income taxes. Decreases in advanced commissions were $6.3 million which were driven by the outsourcing of advancing commissions to a third-party carrier. Cash used in operating activities for the six months ended June 30, 2016 was primarily the result of an $8.3 million increase in advanced commissions and an increase in restricted cash of $7.8 million. These uses of cash were partially offset by a $3.4 million increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2017 were attributable to capitalized internal-use software and website development costs of $1.4 million. Our primary investing activities for the six months ended June 30, 2016 were attributable to capitalized internal-use software and website development costs of $1.6 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash used by financing activities of $4.8 million was primarily driven by the distributions to member of $4.5 million and $185,000 for payments associated with the tax liabilities associated with restricted share vesting. During the six months ended June 30, 2016, cash provided by financing activities of $5.8 million was primarily driven by the proceeds of $7.5 million from borrowing under the revolving line of credit, partially offset by payments on the same line of credit of $1.0 million, and payments of $532,000 of contingent acquisition consideration.

Off-Balance Sheet Arrangements

Through June 30, 2017, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 15 of our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Carrier Concentration

For the six months ended June 30, 2017, three carriers accounted for 53.9% of our premium equivalents and for the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents. For the six months ended June 30, 2017, CHUBB accounted for 20.6%, Everest Reinsurance Company accounted for 19.3% of our premium equivalents, and Companion Life Insurance Company accounted for 14.0%. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the

Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a program manager of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HII conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but in the meantime, the Company has nevertheless focused on providing the information requested by the expanded warrant. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated licensed-agent call centers utilized by the Company.

The Company is aware of and managing additional claims and inquiries in other states that, except for the inquiries described below, the Company does not believe are material at this time. Except as otherwise described below, it is too early to determine whether any of these regulatory examinations will have a material impact on the Company. The Company is proactively communicating and cooperating with all applicable regulatory agencies, and has provided a detailed action plan to regulators that summarizes the Company’s enhanced compliance and control mechanisms.

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

On March 2, 2017, Montana indicated it was exploring the possibility of consolidating its own investigation with the Indiana Multistate Market Conduct Examination and conversations with the lead investigators on March 29, 2017 indicate such will occur. The Company expects that the Montana investigation will be consolidated into the above-described multi-state inquiry, and the Company is awaiting confirmation from the involved parties. While waiting for that confirmation, the hearing examiner assigned to the matter unexpectedly passed away, and the case has been temporarily stayed pending the appointment of a new hearing examiner. As a result of the anticipated consolidation of the CSI action with the multi-state examination, the Company no longer believes that a loss arising from the CSI action is probable, and the Company has no reasonable basis for estimating the impact, if any, that the CSI action (as an independent action separate from the multi-state examination) might have on the Company.

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

The Company continues to provide all requested documents and materials requested by the MAG, and is in the process of assembling some additionally-requested information. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter of 2016, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the recent settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI took no action, and communicated only that it was continuing to review the matter. In May 2017, the TDI communicated a series of additional requests for information, and the results were provided two weeks later. Since that time, there has been no additional communication from the TDI. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with position. This action has developed slowly, and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

Miscellaneous

TPA Licensure

Many states have statutes that require the licensure of third-party insurance administrators (“TPA”). The statutes and applicable regulations vary from state-to-state with respect to the nature of the business activities that may require licensure. Where the Company believes that statutes are unclear or open to interpretation, it takes the prudent approach of applying for a TPA license. Therefore, the Company applied for a TPA license with the Florida Office of Insurance Regulation ("OIR"). In June 2017, the OIR denied the Company’s application based on its determination that the Company had not yet provided all information required to process the application. In June 2017, the Company appealed the denial with the Florida Division of Administrative Hearings. A final hearing on the matters has been scheduled for October 17-20, 2017, but the Company is working with the OIR to reach a mutually agreeable resolution of the matter prior to the hearing, including discussing whether the OIR will require the Company to hold such a license at all.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act (TCPA) by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Other

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

The Company has received claims relating to customer service and claims handling issues arising from a prior carrier relationship of the Company. Some of these matters have been styled as, but not yet certified, class actions. Recently, in one of the matters known as the “Azad case,” the Company sought and received dismissal from the matter without prejudice. The Company has filed its own lawsuit against that same carrier. The Company has received demands for indemnification from this carrier but no lawsuit has been filed against us from said carrier. The Company has received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to these carriers. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge or resolve the claims as quickly as possible.

ITEM 1A—RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2017.

Issuer Purchases of Equity Securities

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. During the three months ended June 30, 2017, there were no actual or deemed share repurchases.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2017)
10.2#	Form of Restricted Stock Award Agreement for executives (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 20, 2017)
10.3#	Form of Restricted Stock Award for non-employee directors (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on June 20, 2017)
10.4#	Form of Performance Share and Restricted Stock Award Agreement for executives (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on June 20, 2017)
10.5#
Amendment to Amended and Restated Employment Agreement, dated June 14, 2017, between Gavin Southwell and the Company (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on June 20, 2017)

10.6#
Amendment to Second Amended and Restated Employment Agreement, dated June 14, 2017, between Michael Hershberger and the Company (Incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on June 20, 2017)

10.7#	Amendment to Employment Agreement, dated June 14, 2017, between Sheldon Wang and the Company (Incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed on June 20, 2017)
10.8#	Amendment to Employment Agreement, dated June 14, 2017, between Bruce Telkamp and the Company (Incorporated herein by reference to Exhibit 10.7 to the Form 8-K filed on June 20, 2017)
10.9#
Non-Employee Director Compensation Plan of the Company, approved June 14, 2017 and effective as of July 1, 2017 (Incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed on June 20, 2017)

10.10
Credit Agreement dated July 17, 2017 among Health Plan Intermediaries Holdings, LLC, as borrower, certain affiliates and subsidiaries, as guarantors, and SunTrust Bank, as lender (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2017)

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

HEALTH INSURANCE INNOVATIONS, INC.

August 4, 2017	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 4, 2017	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)