Form 10-Q
period 2017-09-30
Health Insurance Innovations, Inc.
filed 2017-11-02
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of October 30, 2017, the registrant had 12,700,986 shares of Class A common stock, $0.001 par value, outstanding and 3,841,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,060	$12,214
Restricted cash	13,747	11,938
Accounts receivable, net, prepaid expenses and other current assets	2,585	2,815
Advanced commissions, net	27,010	37,001
Total current assets	86,402	63,968
Property and equipment, net	4,909	4,022
Goodwill	41,076	41,076
Intangible assets, net	6,405	7,907
Deferred tax assets	27,834	8,181
Other assets	110	193
Total assets	$166,736	$125,347

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,516	$29,680
Deferred revenue	257	430
Income taxes payable	1,186	2,121
Due to member	521	3,282
Other current liabilities	3	126
Total current liabilities	33,483	35,639
Due to member	28,078	9,460
Other liabilities	43	170
Total liabilities	61,604	45,269
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,700,986 and 8,156,249 shares issued as of September 30, 2017 and December 31, 2016, respectively; and 12,559,552 and 8,036,705 shares outstanding as of September 30, 2017 and December 31, 2016, respectively)	13	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 3,841,667 and 6,841,667 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	4	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	68,802	47,849
Treasury stock, at cost (141,434 and 119,544 shares as of September 30, 2017 and December 31, 2016, respectively)	(1,570)	(1,122)
Retained earnings	15,522	1,420
Total Health Insurance Innovations, Inc. stockholders’ equity	82,771	48,162
Noncontrolling interests	22,361	31,916
Total stockholders’ equity	105,132	80,078
Total liabilities and stockholders' equity	$166,736	$125,347

See accompanying notes to the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (premium equivalents of $99,407 and $78,548 for the three months ended September 30, 2017 and 2016, respectively and $289,243 and $226,265 for the nine months ended September 30, 2017 and 2016, respectively)	$63,335	$46,108	$180,986	$133,092
Operating expenses:
Third-party commissions	36,603	25,860	103,146	77,709
Credit card and ACH fees	1,289	921	3,704	2,778
Selling, general and administrative	15,503	11,853	45,457	35,520
Depreciation and amortization	1,028	835	2,958	2,367
Total operating expenses	54,423	39,469	155,265	118,374
Income from operations	8,912	6,639	25,721	14,718

Other expense:
Interest (income) expense	(2)	(102)	(2)	53
Tax Receivable Agreement expense	—	—	—	429
Fair value adjustment to contingent acquisition consideration	—	—	—	15
Other expense	23	27	27	30
Income before income taxes	8,891	6,714	25,696	14,191
Provision for income taxes	2,889	1,580	4,220	2,501
Net income	6,002	5,134	21,476	11,690
Net income attributable to noncontrolling interests	2,117	3,195	7,374	6,989
Net income attributable to Health Insurance Innovations, Inc.	$3,885	$1,939	$14,102	$4,701

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.33	$0.25	$1.31	$0.62
Diluted	$0.30	$0.25	$1.21	$0.61
Weighted average Class A common shares outstanding
Basic	11,700,941	7,614,252	10,724,750	7,590,347
Diluted	12,742,952	7,723,196	11,692,755	7,724,168

See accompanying notes to the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2016	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Contributions (Distributions)	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	14,102	7,374	21,476
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Issuance of Class A common stock under equity compensation plans	1,544,737	2	—	—	30	—	—	—	—	32
Class A common stock withheld in Treasury from restricted share vesting	(21,890)	—	—	—	—	21,890	(448)	—	—	(448)
Stock compensation expense	—	—	—	—	4,437	—	—	—	—	4,437
Contributions (distributions)	—	—	—	—	2	—	—	—	(2,558)	(2,556)
Balance as of September 30, 2017 (unaudited)	12,559,552	$13	3,841,667	$4	$68,802	141,434	$(1,570)	$15,522	$22,361	$105,132

See accompanying notes to the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$21,476	$11,690
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,437	1,362
Depreciation and amortization	2,958	2,367
Fair value adjustments to contingent acquisition consideration	—	15
Deferred income taxes	1,079	(276)
Changes in operating assets and liabilities:
Increase in restricted cash	(1,809)	(2,551)
Decrease in accounts receivable, prepaid expenses and other assets	313	130
Decrease (increase) in advanced commissions	9,991	(6,162)
Decrease in income taxes receivable	—	591
(Decrease) increase in income taxes payable	(935)	1,286
Increase in accounts payable, accrued expenses and other liabilities	1,682	3,549
Decrease in deferred revenue	(173)	(158)
Increase in due to member	—	458
Net cash provided by operating activities	39,019	12,301
Investing activities:
Capitalized internal-use software and website development costs	(2,104)	(2,362)
Purchases of property and equipment	(239)	(40)
Net cash used in investing activities	(2,343)	(2,402)
Financing activities:
Proceeds from borrowings under revolving line of credit	—	7,500
Payments on borrowings under revolving line of credit	—	(10,000)
Payments for contingent acquisition consideration	—	(547)
Payments for noncompete obligation	(96)	(144)
Class A common stock withheld in treasury from restricted share vesting	(448)	(75)
Issuances of Class A common stock under equity compensation plans	32	—
Issuances of Class A common stock from treasury	—	17
Distributions to member	(5,318)	(86)
Net cash used in financing activities	(5,830)	(3,335)
Net increase in cash and cash equivalents	30,846	6,564
Cash and cash equivalents at beginning of period	12,214	7,695
Cash and cash equivalents at end of period	$43,060	$14,259

Supplemental disclosure of non-cash financing activities:
Change in due to member related to Exchange Agreement	$18,619	$—
Change in deferred tax asset related to Exchange Agreement	(20,732)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	16,487	—
Exchange of Class B membership interests related to Exchange Agreement	(14,374)	—
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	—	3,442

See accompanying notes to the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term “HIIQ” refers to Health Insurance Innovations, Inc. on a stand-alone basis, and the term “HPIH” refers to Health Plan Intermediaries Holdings, LLC, a subsidiary of HIIQ and a consolidated subsidiary of the Company, on a stand-alone basis. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014.

Business Description

We are a developer, distributor, and cloud-based administrator of affordable individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten Health Benefit Insurance Plans ("HBIP"), previously referred to as hospital indemnity plans.

We also develop, distribute and administer supplemental products which include a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP.

We design and structure these IFPs and supplemental products on behalf of insurance carriers and discount benefit providers. These products are marketed to individuals primarily through our internal distribution network and an external distribution network consisting primarily of independently owned and operated licensed-agent call centers. We are not an insurer and do not process or pay claims. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly-owned subsidiaries, one of which is a Variable Interest Entity (“VIE”), of which the Company is the primary beneficiary. See Note 2 for further information on the VIE. All significant intercompany balances and transactions have been eliminated in preparing the condensed consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the condensed consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net income attributable to us and noncontrolling interests.

The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any interim subsequent period or for the year ending December 31, 2017.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Under the JOBS Act, we have also elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply until the last day of the fifth year following the year of completion of our IPO which closed on February 13, 2013. However, if we record $1.07 billion in total annual gross revenue before that time or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of Financial Accounting Standards Board (“FASB”) guidance relate to nonpublic entities. As noted above, we have elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the provisions of the JOBS Act.

Recently adopted accounting pronouncements

In March 2016, the FASB issued an amendment to its accounting guidance for stock compensation as part of the FASB’s simplification initiative. The amendment affects all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The Company elected to early adopt this update during the quarter ended March 31, 2017. As described in Note 19 in our Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s former Chief Executive Officer exercised 1.0 million Stock Appreciation Rights in February 2017. Early adoption of this update was favorable in light of the material exercise and as a result of this adoption, during the three months ended March 31, 2017, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and resulted in a $0.38 increase in our first-quarter basic earnings per share in the condensed consolidated statement of income.

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

In November 2016, the FASB issued an update which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are still evaluating the effect of this guidance and have not yet completed the analysis of how adopting this update will affect our condensed consolidated financial statements and disclosures.

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

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. This guidance supersedes existing revenue recognition standards and is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. For a public entity, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. For all other entities, the amendments in this update are effective for reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of its application recognized at the date of initial application. We have not yet selected a transition method. We are managing the implementation of this new standard in close consultation with our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues and service revenues that could be impacted by the new standard and have started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current and new revenue standards. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact of adoption on our condensed consolidated financial statements. We anticipate that we will complete our assessment of the new standard and the potential financial impact by the end of the first quarter of fiscal year 2018. We will adopt this guidance on December 31, 2018, the date our emerging growth company status expires.

2. Variable Interest Entities

As of September 30, 2017, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. As of September 30, 2017, we hold 100% of the voting power in HPIH, but 76.6% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest.

3. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of September 30, 2017 and December 31, 2016 of $41.1 million arose from previous acquisitions as described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the carrying amounts of goodwill.

Other intangible assets

Our other intangible assets arose primarily from previous acquisitions described in our Annual Report on Form 10-K for the year ended December 31, 2016 and consist of a brand, the carrier network, distributor relationships, noncompete agreements, customer relationships, and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets as of September 30, 2017 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(375)	$1,002
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(3,279)	780
Noncompete agreements	4.7	987	(987)	—
Customer relationships	5.8	1,484	(1,147)	337
Capitalized software	6.7	8,571	(4,285)	4,286
Total intangible assets		$16,518	$(10,113)	$6,405

Major classes of intangible assets as of December 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(311)	$1,066
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,831)	1,228
Noncompete agreements	4.7	987	(881)	106
Customer relationships	5.8	1,484	(1,125)	359
Capitalized software	6.7	8,571	(3,423)	5,148
Total intangible assets		$16,518	$(8,611)	$7,907

Amortization expense for the three months ended September 30, 2017 and 2016 was $479,000 and $527,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $1.5 million and $1.6 million, respectively.

Estimated annual pretax amortization of intangible assets for the remainder of 2017 and for each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2017	$463
2018	1,725
2019	1,338
2020	1,338
2021	685
2022	114
Thereafter	742
Total	$6,405

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	September 30, 2017	December 31, 2016
Carriers and vendors payable	$13,643	$11,385
Commissions payable	5,896	5,710
Accrued wages	5,888	4,206
Accrued refunds	1,746	3,238
Accounts payable	624	928
Accrued professional fees	1,755	910
Accrued credit card/ACH fees	403	430
Accrued restructuring	—	3
Other accrued expenses	1,561	2,870
Total accounts payable and accrued expenses	$31,516	$29,680

5. Stockholders’ Equity

On February 13, 2013, we completed our IPO by issuing 4,666,667 shares of our Class A common stock, par value $0.001 per share, at a price to the public of $14.00 per share. In addition, we issued 8,666,667 shares of our Class B common stock, of which 8,580,000 shares of Class B common stock were obtained by HPI and 86,667 shares of Class B common stock were obtained by Health Plan Intermediaries Sub, LLC (“HPIS”), of which HPI is the managing member. In addition, we granted the underwriters of the IPO the right to purchase additional shares of Class A common stock to cover over-allotments (the “over-allotment option”).

Our authorized capital stock consists of 100,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters, except as otherwise required by applicable law. As of September 30, 2017, the Class A common stockholders had 76.6% of the voting power in HIIQ and the Class B common stockholders had 23.4% of the voting power in HIIQ. Holders of shares of our Class A common stock have 100% of the economic interest in HIIQ. Holders of Class B common stock do not have an economic interest in HIIQ.

The determination to pay dividends, if any, to our Class A common stockholders will be made by our Board of Directors. We do not, however, expect to declare or pay any cash or other dividends in the foreseeable future on our Class A common stock, as we intend to reinvest any cash flow generated by operations into our business. We may enter into credit agreements or other borrowing arrangements in the future that prohibit or restrict our ability to declare or pay dividends on our Class A common stock. In the event of liquidation, dissolution, or winding up of HIIQ, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of our Class A common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Class A common stock. The rights, preferences and privileges of holders of our Class A common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

Class B common stockholders will not be entitled to any dividend payments. In the event of any dissolution, liquidation, or winding up of our affairs, whether voluntary or involuntary, after payment of our debts and other liabilities and making provision for any holders of our preferred stock that have a liquidation preference, our Class B common stockholders will not be entitled to receive any of our assets. In the event of a merger or consolidation with or into another company in connection with which shares of Class A common stock and Class B common stock (together with the related membership interests) are converted into, or become exchangeable for, shares of stock, other securities or property (including cash), each Class B common stockholder will be entitled to receive the same number of shares of stock as is received by Class A common stockholders for each share of Class A common stock, and will not be entitled, for each share of Class B common stock, to receive other securities or property (including cash). No holders of Class B common stock will have preemptive rights to purchase additional shares of Class B common stock.

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). All of the Series B Membership Interests are held by HPI and HPIS, which are two legal entities owned by Michael Kosloske, the founder and a director of the Company. Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. See Note 9 from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the Exchange Agreement.

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by HPI and HPIS, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests (together with an equal number of shares of our Class B common stock).

On March 13, 2017, HPI and HPIS (the “Selling Stockholders”) completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under the above-described Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to, immediately after the exchange, sell to the underwriter for resale all 3,000,000 shares of Class A common stock at a public offering price of $14.00 per share ($13.16 per share, net of underwriting discounts), for net proceeds of $39.5 million. No shares were sold by the Company in this offering. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of March 31, 2017 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 9 for further discussion on the tax receivable agreement we entered into with holders of Series B Membership Interests.

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

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of HIIQ without further action by the stockholders and may adversely affect the voting and other rights of the holders of Class A common stock. At present, we have no plans to issue any preferred stock.

Treasury Stock

Treasury stock is recorded at cost. As of September 30, 2017 and December 31, 2016, we held 141,434 and 119,544 shares of treasury stock, respectively, recorded at a cost of $1.6 million and $1.1 million, respectively.

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

During the three and nine months ended September 30, 2017, there were 10,263 and 21,890 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. No shares were transferred to Treasury as a result of forfeitures of restricted stock awards during the three and nine months ended September 30, 2017. There was no other Treasury activity during the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2016, 7,528 and 14,059 shares, respectively, were transferred to Treasury as a result of surrendered shares of vested restricted stock awards and 1,200 and 16,480 options, respectively, were exercised and converted to Class A common stock out of treasury. During the three and nine months ended September 30, 2016, 40,400 shares and 43,600, respectively, were transferred to Treasury as a result of forfeitures of restricted stock awards.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3, effective May 19, 2017, to offer and sell, from time to time, up to $150 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At September 30, 2017, the Company had not sold any securities under this Registration Statement.

6. Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which stock appreciation rights (“SARs”), restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP and 2,000,000 additional shares were further reserved for issuance in prior years shareholder approvals. The Company’s shareholders approved an increase of 2,000,000 shares of Class A common stock reserved for issuance in May 2017 under the LTIP and as of September 30, 2017, there were 5,250,000 total shares reserved under the LTIP.

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

No stock-based compensation was capitalized during the three and nine months ended September 30, 2017 and 2016, respectively.

The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Nine Months Ended September 30,
	2017	2016
Risk-free rate	1.7%	1.2%
Expected life	4.8 years	4.6 years
Expected volatility	64.0%	56.5%
Expected dividend	none	none

The following table summarizes restricted shares, SARs, and stock options granted during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted shares	—	28	855	54
SARs	100	104	185	703
Stock options	—	—	—	—

There were no Restricted shares granted for the three months ended September 30, 2017. The weighted average fair value of Restricted shares granted was $21.94 for the nine months ended September 30, 2017 with an aggregate intrinsic value of $18.8 million. The weighted average fair value of SARs granted during the three and nine months ended September 30, 2017, was $16.51 and $14.30, respectively. For each of the three and nine months ended September 30, 2016, the weighted average fair value of Restricted shares granted was $5.69 and $6.22 with an aggregate intrinsic value of $157,600 and $337,600, respectively. The weighted average fair value of SARs granted during the three and nine months ended September 30, 2016 was $2.47 and $3.13, respectively. For all new grants in 2017 and 2016, the Company utilized an estimated pre-vest forfeiture rate of 7.0%.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted shares	$2,246	$(41)	$3,306	$254
SARs	434	415	1,116	1,019
Stock options	3	19	15	89
	$2,683	$393	$4,437	$1,362

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2017 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$13,310	2.1
SARs	2,734	2.2
Stock options	1	0.2
	$16,045

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and nine months ended September 30, 2017, there were 110,500 and 1.4 million SARs exercised, respectively, resulting in an increase of 89,800 and 1.0 million issued shares of Class A common stock, respectively. During the three months ended September 30, 2017, there were no SARs forfeited. During the nine months ended September 30, 2017, there were 17,500 SARs forfeited. No SARs were exercised during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, there were 2,250 and 24,250 SARs forfeited, respectively.

During the three and nine months ended September 30, 2017, there were 10,700 and 29,500 options exercised, respectively, and 1,200 and 16,480 options exercised during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2017 and 2016, there were no options forfeited.

For the three months ended September 30, 2017, there were cash outflows of $263,000 with respect to shares redeemed to cover the tax obligations for the settlement of vested Restricted stock. For the nine months ended September 30, 2017, there was $448,000 of cash outflows with respect to shares redeemed to cover the recipient’s tax obligations. For the three and nine months ended September 30, 2016, respectively, there was cash outflow of $36,000 and $75,000 with respect to shares redeemed to cover the recipient’s tax obligations.

We recognized income tax benefits from stock-based activity of $380,000 and $4.0 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, we recognized income tax benefits of $10,000 and $52,000, respectively, from stock-based activity. During the three months ended March 31, 2017, the Company elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and as a result of this adoption, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense which resulted in a $0.38 increase in our basic earnings per share in the condensed consolidated statement of income. The Company has elected to continue its policy of estimating forfeitures in accordance with the update.

7. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three and nine months ended September 30, 2017 and 2016 were as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net income attributable to Health Insurance Innovations, Inc.	$3,885	$1,939	$14,102	$4,701
Weighted average shares—basic	11,700,941	7,614,252	10,724,750	7,590,347
Effect of dilutive securities:
Restricted shares	466,581	67,798	258,218	87,155
SARs	561,788	—	685,583	5,226
Stock options	13,642	41,146	24,204	41,440
Weighted average shares—diluted	12,742,952	7,723,196	11,692,755	7,724,168
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.33	$0.25	$1.31	$0.62
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.30	$0.25	$1.21	$0.61

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted shares	—	31	405	42
SARs	16	131	—	88
Stock options	—	—	—	—

Additionally, potential common stock totaling 3,841,667 shares at September 30, 2017 and 6,841,667 shares at September 30, 2016 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 5 for further details on the exchange agreement.

8. Income Taxes

HPIH is taxed as a partnership for income tax purposes; as a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income. We are subject to U.S. corporate federal, state and local income taxes on our allocable share of net taxable income that is reflected in our condensed consolidated financial statements.

The effective tax rate for the three and nine months ended September 30, 2017 was 32.5% and 16.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 23.4% and 17.6%, respectively. For the three and nine months ended September 30, 2017 the provision for income taxes was $2.9 million and $4.2 million, respectively. For the three and nine months ended September 30, 2016 the provision for income taxes was $1.6 million and $2.5 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. The effective tax rate for HIIQ for the nine months ended September 30, 2017 was mainly impacted by the tax benefit realized by the early adoption of ASU 2016-09. HP’s 2017 book loss generates a deferred tax benefit which is materially offset by a valuation allowance. As a result, due to the offsetting effect of HP’s pretax book loss and HIIQ’s pretax book income when the two are combined, the deferred tax benefit from HP along with the benefit realized by HIIQ’s early adoption of the accounting update results in a total combined effective tax rate of 16.4%. On a standalone basis, the effective tax rate for the three and nine months ended September 30, 2017 for HIIQ was 29.1% and 15.0%, respectively, while the effective tax rate for each of the three and nine months ended September 30, 2017 for HP was 3.7%.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision.

For the three and nine months ended September 30, 2017 and 2016, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. We believe that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of September 30, 2017 and 2016, respectively. The Company’s 2013 through 2016 tax years remain subject to examination by tax authorities.

9. Commitments and Contingencies

BimSym Agreements

On August 1, 2012, the Company entered into a software assignment agreement with BimSym eBusiness Solutions, Inc. (“BimSym”) for our exclusive ownership of all rights, title and interest in the technology platform (“A.R.I.E.S. System”) developed by BimSym and utilized by us. As a result of the agreement, we purchased the A.R.I.E.S. System, our proprietary sales and member administration platforms, for $45,000 and this purchase was capitalized and recorded as an intangible asset. In connection with this agreement, we simultaneously entered into a master services agreement for the technology, under which we were required to make monthly payments of $26,000 for five years. After the five-year term, this agreement automatically renews for one-year terms unless we give 60 days’ notice. As of August 1, 2017, the Company had fulfilled its commitment under the agreement and had not provided notice of cancellation to BimSym thereby automatically renewing the agreement for an additional one-year term.

Additionally, on August 1, 2012 we also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates will create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we were required to make monthly payments of $16,000 for five years. The present value of these payments were capitalized and recorded as an intangible asset with a corresponding liability on the accompanying condensed consolidated balance sheets. As of August 1, 2017, both parties to the agreement have fulfilled their commitment.

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (“TRA”) with HPI and HPIH as the holders of the HPIH Series B Membership Interests. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HIIQ’s obligation and not an obligation of HPIH. HIIQ will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expire, unless HIIQ exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HIIQ breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HIIQ had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our investment in HPIH subject to the provision of the TRA. We plan to make an election under Section 754 of the Internal Revenue Code. The election would increase our tax basis in the tangible and intangible assets of HPIH. These increases in tax basis are expected to increase our deductions and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of September 30, 2017, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 4,825,000 shares of Class A common stock subsequent to the IPO. See Note 5 for further information on these issuances of Class A common stock. As a result of the exchanges noted above, we have recorded a liability of $28.6 million pursuant to the TRA as of September 30, 2017. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of December 31, 2016, we reversed the valuation allowance on our deferred tax assets related to the TRA. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske. As of September 30, 2017, we have made $672,000 of the payments due under the TRA.

Distributor Advanced Commissions, net

As a course of business, we enter into agreements with our distributors to loan future commission payments based on actual sales, referred to as advanced commissions on the condensed consolidated balance sheets. Certain of these agreements may include a loan agreement and a UCC-1 financing statement for the purposes of securing the future commission payments we make. Generally, these loans will be repaid to us by future commissions earned by the distributor based on actual sales, as described in the respective agreements. As of September 30, 2017, the Company has recorded an allowance for bad debt of $263,000.

Credit Agreement

On July 17, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30.0 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including funding of ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20 million, subject to the satisfaction of certain additional conditions provided therein.

The Credit Facility matures on July 17, 2020 (the “Termination Date”) and borrowings under the Credit Agreement can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, the one-month LIBOR index rate plus 1.00%, and zero) plus a spread ranging from 0.75% to 1.25% or (ii) at Adjusted LIBOR (as defined in the Credit Agreement) plus a spread ranging from 1.75% to 2.25%. The applicable spread is dependent upon HPIH’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Termination Date. Interest accrued on each Eurodollar Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Termination Date. As of September 30, 2017, there were no borrowings against the Credit Facility and there was $30.0 million available to be drawn upon.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a program manager of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HIIQ conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but in the meantime, the Company has nevertheless focused on providing the information requested by the expanded warrant. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated licensed-agent call centers utilized by the Company.

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

Montana Regulatory Action

In May 2016, the Company received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action had been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered, and the CSI temporarily suspended the Company’s license to conduct business in Montana pending resolution of the matter and agreed to a hearing in the matter. Following a series of communications with the CSI and the provision of information to the CSI, on September 15, 2017, the CSI formally declared to the hearing examiner that it was joining the multistate and requested dismissal of all HIIQ entities from the Notice of Proposed Agency Action. This request was granted on October 31, 2017, and the Company is now dismissed from the action. As a result, the Company’s exposure related to this matter, if any, will now be tied to Montana’s involvement in the multistate examination.

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. As part of the MAG’s regulatory oversight of the Massachusetts health care system and its corresponding authority to request documents from market participants, the MAG has requested certain information and documents from the Company. The information requested will be used to review the Company’s sales and marketing practices, and ensure the Company is in compliance with Massachusetts laws and regulations. Additionally, the Company’s materials and sales and marketing practices will be evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices.

The Company continues to provide all requested documents and materials requested by the MAG, and is in the process of assembling some additionally-requested information. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter of 2016, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the recent settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG in connection with the MAG’s investigation of the Company.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI took no action, and communicated only that it was continuing to review the matter. In May 2017, the TDI communicated a series of additional requests for information, and the results were provided two weeks later. Since that time, there has been no additional communication from the TDI. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with this position. This action has developed slowly, and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

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

Miscellaneous

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases are styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions, which are based substantially on the allegations raised in the short-seller report, contain substantially the same allegations and allege that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida. The Securities Actions allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaints, the plaintiffs in the Securities Actions are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. The Company was served on October 24, 2017 in the Kavra case but has not yet been served with the complaints in the other actions. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

TPA Licensure

On September 29, 2017, the Company and the Florida Office of Insurance Regulation (“OIR”) entered into a mutual consent order relating to the Company’s application for licensure as a third-party insurance administrator (“TPA”) in the State of Florida. Prior to the consent order, in June 2017, the OIR denied the Company’s previously filed TPA application based on the OIR’s determination that the Company had not provided all information required to process the application, and in June 2017, the Company appealed the denial with the Florida Division of Administrative Hearings. Pursuant to the consent order, on October 2, 2017, the Florida Division of Administrative Hearings granted a motion to dismiss the Company’s petition contesting the OIR’s prior license denial, and on October 4, 2017, the OIR withdrew its prior denial of the Company’s TPA license application. The mutual consent order between the Company and the OIR specifies details regarding the information to be included in the Company’s new TPA application and certain procedural steps, such as a pre-submission meeting with the OIR. On October 17, 2017, the Company and the OIR held the pre-submission meeting, and the Company submitted the new TPA application in accordance with the consent order immediately following the meeting. The application is currently under active review by the staff of the OIR.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act (TCPA) by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. There are three primary cases filed in the courts by Plaintiffs Craig Cunningham, Kenneth Moser, and Amanda Hicks, each styled as a class action but not yet certified, and each Plaintiff alleging or seeking damages ranging from $160,000 to over $5,000,000. The Company is defending these claims and has filed motions to dismiss or the equivalent in each matter. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Other

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

The Company has received claims relating to customer service and claims handling issues arising from a prior carrier’s, HCC Life Insurance Company (“HCC”), relationship to the Company. Recently, in one of the matters styled as Azad, et al. v. Tokio Marine HCC, et al., Case No. Case 3:17-cv-00618, U.S. District Court for the Northern District of California, (“Azad case”) the Company sought and received dismissal from the matter initially without prejudice, and subsequently on September 22, 2017, the Company was dismissed with prejudice from the case. The Company independently filed its own lawsuit against that same carrier, HCC, seeking that the Court ascertain and declare the rights and obligations between the parties. That declaratory action was filed in Hillsborough County, Florida and is styled as Health Insurance Innovations, Inc., et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 17-CA-6679. This declaratory action was filed in response to indemnity demands that the Company received from HCC. No lawsuit has been filed against the Company by HCC, and on August 18, 2017, HCC sent a letter to the Company limiting the scope of its indemnification demand to the Montana administrative matter discussed above (that the Company has been dismissed from), the multistate review discussed above, and the Azad case. Following the Company’s dismissal from the Azad case, on September 29, 2017 HCC sent an additional letter to the Company further limiting the scope of its indemnification demand by removing the Azad case.

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to this carrier. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge or resolve the claims as quickly as possible.

10. Fair Value Measurements

We measure and report financial assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our financial assets and liabilities is determined by using three levels of input, which are defined as follows:

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

Noncompete obligation. Our noncompete obligation, an exclusivity agreement with the developer of the A.R.I.E.S System as described in Note 9, is primarily valued using nonbinding market prices as stated in the agreement that are corroborated by observable market data. The inputs and fair value are reviewed for reasonableness and may be further validated by comparison to publicly available information or compared to multiple independent valuation sources. The noncompete obligation is classified within Level 2 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, and accounts payable and accrued expenses as of September 30, 2017 and December 31, 2016, respectively, approximate fair value because of the short-term duration of these instruments.

As of September 30, 2017, there were no remaining liabilities measured at fair value. As of December 31, 2016, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Noncompete obligation	$110	$—	$110	$—
	$110	$—	$110	$—

11. Related Party Transactions

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the nine months ended September 30, 2017, HPIH paid cash distributions of $5.3 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of this, $2.8 million related to amounts accrued for at December 31, 2016. For the nine months ended September 30, 2016, $86,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of September 30, 2017, we have no accrued payments due to member, other than the TRA liability disclosed below, recorded in the condensed consolidated balance sheet. At December 31, 2016 we had accrued $2.8 million for estimated tax liabilities due to our members.

Tax Receivable Agreement

As discussed in Note 9, on February 13, 2013, we entered into a tax receivable agreement with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Mr. Kosloske.

As of September 30, 2017, we are obligated to pay $28.6 million pursuant to the TRA, of which $521,000 is included in current liabilities and $28.1 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2017, we have made cumulative payments under the TRA of $672,000.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

12. Subsequent Events

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

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

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and its consolidated subsidiaries and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term “HIIQ” refers to Health Insurance Innovations, Inc. on a stand-alone basis, and the term “HPIH” refers to Health Plan Intermediaries Holdings, LLC, a subsidiary of HIIQ and a consolidated subsidiary of the Company, on a stand-alone basis. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014.

Our Products

We are a developer, distributor, and cloud-based administrator of affordable individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and guaranteed-issue and underwritten Health Benefit Insurance Plans ("HBIP"), previously referred to as hospital indemnity plans. We also develop, distribute and administer supplemental products which include a variety of additional insurance and non-insurance products such as pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP. We are not an insurer and do not process or pay claims. The health insurance products we develop are underwritten by insurance carriers, and we assume no underwriting, insurance or reimbursement risk.
STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. Generally, our IFP premiums are substantially more affordable than the premiums of individual major medical (“IMM”) plans which offer lifetime renewable coverage. Through 2016, STM plans provided up to six months, eleven months, or 364 days of health insurance coverage with a wide range of deductible and copay levels. On October 31, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47, which provided that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective April 1, 2017, new limits are set on STM duration to periods of less than three months but allowing for re-applications with the same or different health insurance carrier.
HBIP are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65. These highly customizable products are on an open provider network without copayments or deductibles and do not have defined policy term lengths.

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

As the managing general underwriter of our IFP and supplemental products, we receive all amounts due in connection with the plans we administer on behalf of the service providers. We refer to these total collections as premium equivalents, which typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and direct commission payments. From premium equivalents, we remit risk premium to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, such carriers and third-party obligors being the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the net balance of the premium equivalents.

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

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family, or small business, empowering consumers to make health plan decisions and reduce their out of pocket costs. In addition, the data aggregated by HealthPocket (“HP”) is used to research consumer needs and to measure product demand to help us design and manufacture high-demand insurance products. HP’s revenue is principally derived from referral fees and marketing fees. We include these revenues within our premium equivalents metric.

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance. We use the term “Term Health Insurance” to refer to fixed term health insurance products of less than one year in duration, such as STM. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will easily be able to find affordable prices for these plans on Agile. Agile utilizes what we believe is a best-in-class plan comparison and online enrollment tool, to accompany these new plans. The underlying technology was developed by engineers with decades of experience working on top-tier e-Commerce websites known for their ease-of-use.

As of September 30, 2017, we had 347,926 total plans in force, compared with 252,142 on September 30, 2016, representing an increase of 38.0%. For the three months ended September 30, 2017, our premium equivalents and revenues were $99.4 million and $63.3 million, respectively, representing increases of 26.6% and 37.4%, respectively, when compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, our premium equivalents and revenues were $289.2 million and $181.0 million, respectively, representing increases of 27.8% and 36.0%, respectively when compared to the nine months ended September 30, 2016. For more detail about the use of premium equivalents as a business metric and a reconciliation of premium equivalents to revenues, see “Key Business Metrics—Premium Equivalents” below.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Premium equivalents	$99,407	$78,548	$289,243	$226,265
Less risk premium	34,502	31,056	103,545	88,880
Less amounts earned by third party obligors	1,570	1,384	4,712	4,293
Revenues	$63,335	$46,108	$180,986	$133,092

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

The following table presents the number of plans in force by product type as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016	Change (%)
IFP	176,088	120,901	45.6%
Supplemental products	171,838	131,241	30.9%
Total	347,926	252,142	38.0%

EBITDA. We define this metric as net income before interest, income taxes and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,002	$5,134	$21,476	$11,690
Interest (income) expense	(2)	(102)	(2)	53
Depreciation and amortization	1,028	835	2,958	2,367
Provision for income taxes	2,889	1,580	4,220	2,501
EBITDA	9,917	7,447	28,652	16,611
Non-cash stock-based compensation	2,682	393	4,437	1,362
Fair value adjustment to contingent consideration	—	—	—	15
Transaction costs	5	—	761	—
Tax receivable agreement liability adjustment	—	29	—	458
Severance, restructuring and other charges	238	224	1,133	446
Adjusted EBITDA	$12,842	$8,093	$34,983	$18,892

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense and other items that are not part of regular operating activities, including transaction costs, tax receivable agreement liability adjustment, severance, restructuring costs, and other non-cash items such as non-cash stock-based compensation. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,002	$5,134	$21,476	$11,690
Interest (income) expense	(2)	(102)	(2)	53
Amortization	479	527	1,502	1,642
Provision for income taxes	2,889	1,580	4,220	2,501
Non-cash stock-based compensation	2,682	393	4,437	1,362
Fair value adjustment to contingent consideration	—	—	—	15
Transaction costs	5	—	761	—
Tax receivable agreement liability adjustment	—	29	—	458
Severance, restructuring and other charges	238	224	1,133	446
Adjusted pre-tax income	12,293	7,785	33,527	18,167
Pro forma income taxes	(4,671)	(2,958)	(12,740)	(6,903)
Adjusted net income	$7,622	$4,827	$20,787	$11,264
Total weighted average diluted share count (1)	16,585	14,565	16,260	14,566
Adjusted net income per share	$0.46	$0.33	$1.28	$0.77

(1) The quarter-over-quarter and year-over-year increases in non-GAAP weighted average diluted share count were significantly impacted by the increase in issued shares relating to the stock appreciation rights exercise described in Note 19 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Core SG&A. We define this metric as total GAAP selling, general and administrative ("SG&A") expenses adjusted for stock-based compensation, transaction costs, severance, restructuring and other costs, and marketing leads and advertising expense. We have included Core SG&A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Core SG&A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for SG&A as reported under GAAP.

The following table presents a reconciliation of SG&A to Core SG&A for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total SG&A	$15,503	$11,853	$45,457	$35,520
Less Stock-based compensation	2,682	393	4,437	1,362
Less Transaction costs	5	—	761	—
Less Severance, restructuring and other charges	238	224	1,133	446
Less Marketing and Advertising	2,249	2,875	7,798	8,144
Core SG&A	$10,329	$8,361	$31,328	$25,568

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

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

Commission rates for our products are agreed to in advance with the respective insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us.

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in proportion to the growth we experience in the number of plans in force.

Revenues for the three months ended September 30, 2017 were $63.3 million, an increase of $17.2 million, or 37.3%, compared to the same period in 2016. Revenues for the nine months ended September 30, 2017 were $181.0 million, an increase of $47.9 million, or 36.0%, compared to the same period in 2016. The increases were partly due to the increase in the number of policies in force. Further, a sales mix shift to more HBIP and favorable carrier negotiations have decreased risk premiums. Policies in force increased 38.0% to 347,926 at September 30, 2017 from 252,142 at September 30, 2016. The increase in policies in force was due primarily to continued consumer demand for our affordable healthcare products and the diversification and enhancement of our distribution system, including Agile.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members.

Third-party commissions for the three months ended September 30, 2017 were $36.6 million, an increase of $10.7 million, or 41.3%, compared to the three months ended September 30, 2016. Third-party commissions for the nine months ended September 30, 2017 were $103.1 million, an increase of $25.4 million, or 32.7%, compared to the nine months ended September 30, 2016. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through non-owned distributors.

Third-party commissions represented 57.8% and 36.8% of revenues and premium equivalents, respectively, for the three months ended September 30, 2017 as compared to 56.1% and 32.9% of revenues and premium equivalents, respectively, for the three months ended September 30, 2016. Third-party commissions represented 57.0% and 35.7% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2017 as compared to 58.4% and 34.3% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2016. As Agile sales increase and become a larger share of overall revenue, we believe that third-party commissions as a percentage of revenue will decrease as there is no associated commissions expense on Agile sales.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the three months ended September 30, 2017 were $1.3 million, an increase of $368,000, or 40.0%, compared to the three months ended September 30, 2016. Credit card and ACH fees for the nine months ended September 30, 2017 were $3.7 million, an increase of $926,000, or 33.3%, compared to the nine months ended September 30, 2016.

Credit card and ACH fees represented 2.0% and 1.3% of revenues and premium equivalents, respectively, for both the three and nine months ended September 30, 2017. For the three months ended September 30, 2016, credit card and ACH fees represented 2.0% and 1.2% of revenues and premium equivalents, respectively, while credit card and ACH fees for the nine months ended September 30, 2016 were 2.1% and 1.2% of revenues and premium equivalents, respectively. These percentages are consistent with our expectations.

Selling, General and Administrative Expense

Our SG&A expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. SG&A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising.

SG&A expense for the three months ended September 30, 2017 was $15.5 million. This represents an increase of $3.7 million, or 31.4% compared to the three months ended September 30, 2016. SG&A expense for the nine months ended September 30, 2017 was $45.5 million. This represents an increase of $9.9 million, or 27.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in SG&A for both the three and nine months ended September 30, 2017, was primarily attributable to increased compensation expense, including stock based compensation and severance, and higher professional fees.

SG&A expense represented 24.5% and 15.6% of revenues and premium equivalents, respectively, for the three months ended September 30, 2017 as compared to 25.7% and 15.1% of revenues and premium equivalents, respectively, for three months ended September 30, 2016. SG&A expense represented 25.1% and 15.7% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2017 as compared to 26.7% and 15.7% of revenues and premium equivalents, respectively, for the nine months ended September 30, 2016.

The decrease in SG&A expenses, as a percentage of revenues, for the three and nine months ended September 30, 2017 compared to the same period in 2016 was primarily attributable to revenues from growth in policies-in-force increasing at a higher rate than the increases in advertising and marketing expenses, professional fees, and compensation, including stock-based compensation and severance.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2017 was $1.0 million, an increase of $193,000, or 23.1%, compared to the three months ended September 30, 2016. Depreciation and amortization expense for the nine months ended September 30, 2017 was $3.0 million, an increase of $591,000, or 25.0%, compared to the nine months ended September 30, 2016. The increase in depreciation and amortization was primarily driven by the increase in depreciation expense of additional gross capitalized internal-use software.

Tax Receivable Agreement Expense

There was no recorded expense under our Tax Receivable Agreement ("TRA") for the three months ended September 30, 2017 and 2016. There was no recorded TRA expense for the nine months ended September 30, 2017. Due to the December 31, 2016 release of the valuation allowance, all TRA expense and liabilities incurred through that date were recorded at that time. For the nine months ended September 30, 2016, TRA expense was $429,000. See Note 9 of the accompanying condensed consolidated financial statements for further information on the TRA agreement with the holders of HPIH Series B Membership Interests.

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, we recorded a provision for income taxes of $2.9 million and $1.6 million, respectively reflecting an effective tax rate of 32.5% and 23.5%, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a provision for income taxes of $4.2 million and $2.5 million, respectively, reflecting an effective tax rate of 16.4% and 17.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was favorably impacted by the adoption of ASU 2016-09 in the first quarter of 2017 which resulted in excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards which were recorded as a decrease in income tax expense. See Note 8 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2017, we had a 76.6% economic interest in HPIH, and HPI and HPIS had a 23.4% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements.

Net income attributable to HIIQ for the respective three months ended September 30, 2017 and 2016 included HIIQ’s share of its consolidated entities’ net income and loss.

On March 13, 2017, HPI and HPIS (the “Selling Stockholders”) completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to, immediately after the exchange, sell to the underwriter for resale all 3,000,000 shares of Class A common stock at a public offering price of $14.00 per share ($13.16 per share, net of underwriting discounts), for net proceeds of $39.5 million. No shares were sold by the Company in this offering. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity as of March 31, 2017 to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 5 of the accompanying condensed consolidated financial statements for further discussion of these transactions and the Exchange Agreement.

Liquidity and Capital Resources

General

As of September 30, 2017, we had $43.1 million of cash and cash equivalents.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

On July 17, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including funding of ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20 million, subject to the satisfaction of certain additional conditions provided therein.

The Credit Facility matures on July 17, 2020 (the “Termination Date”) and borrowings under the Credit Agreement can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, the one-month LIBOR index rate plus 1.00%, and zero) plus a spread ranging from 0.75% to 1.25% or (ii) at Adjusted LIBOR (as defined in the Credit Agreement) plus a spread ranging from 1.75% to 2.25%. The applicable spread is dependent upon HPIH’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Termination Date. Interest accrued on each Eurodollar Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Termination Date.

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

Concurrent with the execution of the above Credit Agreement, the Company terminated its existing line of credit established on December 15, 2014. At September 30, 2017, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 was primarily the result of net income of $21.5 million, and adjustments to reconcile net income to cash of: $3.0 million in depreciation and amortization, $4.4 million in stock-based compensation and a $1.1 million decrease in deferred tax assets. Further, there was an increase of $1.7 million in accounts payable, accrued expenses and other liabilities, which was partially offset by an increase in restricted cash of $1.8 million and a $935,000 decrease in income taxes payable. Decreases in advanced commissions were $10.0 million which were partly driven by decreased dependence on our advances by some distributors, as well as a shift to Health Benefit Insurance Plans that have higher persistency. Cash provided by operating activities for the nine months ended September 30, 2016 was primarily the result of $11.7 million of net income coupled with a $1.3 million increase in income taxes payable and $3.5 million increase in accounts payable, accrued expenses and other liabilities. The primary driver of this change in accounts payable, accrued expenses and liabilities was a $2.8 million dollar increase in carriers and vendors payable due to greater volume of policies in force, a $2.1 million dollar increase in accrued wages, a $211,000 increase in accounts payable and a $526,000 increase in accrued professional services fees, which were offset by a $1.3 million decrease in accrued restructuring and a $838,000 decrease in commissions payable. These sources of cash were partially offset by an increase of $2.6 million increase in restricted cash, and a $6.2 million increase in advanced commissions.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2017 were attributable to capitalized internal-use software and website development costs of $2.1 million. Our primary investing activities for the nine months ended September 30, 2016 were attributable to capitalized internal-use software and website development costs of $2.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash used in financing activities of $5.8 million was primarily driven by the distributions to member of $5.3 million and $448,000 for payments associated with the tax liabilities related to restricted share vesting. During the nine months ended September 30, 2016, cash used in financing activities of $3.3 million was primarily driven by the proceeds of $7.5 million from borrowing under a revolving line of credit, partially offset by payments on the same line of credit of $10.0 million. Payments of $547,000 of contingent acquisition consideration, $144,000 in payments for non-compete obligations, and $86,000 in member distributions all further contributed to the cash used.

Off-Balance Sheet Arrangements

Through September 30, 2017, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 15 of our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Carrier Concentration

For the nine months ended September 30, 2017, three carriers accounted for 53.9% of our premium equivalents and for the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents. For the nine months ended September 30, 2017, CHUBB accounted for 22.8%, Everest Reinsurance Company for 18.6%, and Companion for 12.5% of our premium equivalents. The Company anticipates that its premium equivalents in 2017 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company accrues for losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination. As the Company was a program manager of HCC products at that time, the notification indicated that the multistate examination will include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Indiana Department of Insurance is serving as the managing participant of the multistate examination, and the examination includes, among other things, a review of whether HCC (and the Company) has engaged in any unfair or deceptive acts or non-compliant insurance business practices. At present, forty-two states have joined the multistate examination. On June 1, 2016, the Company responded to an initial document production request in this matter. The Company received notice on March 16, 2017 that Indiana may expand the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom HIIQ conducted business. This notice was provided through an additional “warrant” which is similar to an investigatory subpoena. Additional discussions with the lead investigators took place on March 29, 2017, in which the Company sought modifications to the scope of any potential expansion, and offered to provide additional information on a voluntary basis, but in the meantime, the Company has nevertheless focused on providing the information requested by the expanded warrant. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida and South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated licensed-agent call centers utilized by the Company.

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

Montana Regulatory Action

In May 2016, the Company received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action had been initiated against it. The Company was among more than two dozen separate parties named by the CSI in a Notice of Proposed Agency Action on May 12, 2016, that alleges potential violations of the Montana Insurance Code. The Notice, directed to the Company as well as a large pool of third-party respondents ranging from very large companies to individual insurance agents, indicated that the CSI was concerned with the possibility of unfair trade practices, potentially unlicensed insurance practices, or agents that were not properly appointed to the insurance carriers for whom products were being offered, and the CSI temporarily suspended the Company’s license to conduct business in Montana pending resolution of the matter and agreed to a hearing in the matter. Following a series of communications with the CSI and the provision of information to the CSI, on September 15, 2017, the CSI formally declared to the hearing examiner that it was joining the multistate and requested dismissal of all HIIQ entities from the Notice of Proposed Agency Action. This request was granted on October 31, 2017, and the Company is now dismissed from the action. As a result, the Company’s exposure related to this matter, if any, will now be tied to Montana’s involvement in the multistate examination.

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. As part of the MAG’s regulatory oversight of the Massachusetts health care system and its corresponding authority to request documents from market participants, the MAG has requested certain information and documents from the Company. The information requested will be used to review the Company’s sales and marketing practices, and ensure the Company is in compliance with Massachusetts laws and regulations. Additionally, the Company’s materials and sales and marketing practices will be evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices.

The Company continues to provide all requested documents and materials requested by the MAG, and is in the process of assembling some additionally-requested information. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, and it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company, the Company believes that based on the nature of the allegations raised by the MAG during the fourth quarter of 2016, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the recent settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG in connection with the MAG’s investigation of the Company.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations and the Company delivered a response and the requested information and records in November 2016. Following such date, the TDI took no action, and communicated only that it was continuing to review the matter. In May 2017, the TDI communicated a series of additional requests for information, and the results were provided two weeks later. Since that time, there has been no additional communication from the TDI. The Company’s position is that there have been no violations of the advertising or third-party administrator statutes in Texas, although there is no assurance that the TDI will agree with this position. This action has developed slowly, and accordingly the Company has not determined any potential loss to be probable. Additionally, due to the early stage of the matter any potential loss is not reasonably estimable. Accordingly, no loss or range of loss has been recorded or disclosed.

Miscellaneous

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases are styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions, which are based substantially on the allegations raised in the short-seller report, contain substantially the same allegations and allege that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida. The Securities Actions allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaints, the plaintiffs in the Securities Actions are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. The Company was served on October 24, 2017 in the Kavra case but has not yet been served with the complaints in the other actions. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

TPA Licensure

On September 29, 2017, the Company and the Florida Office of Insurance Regulation (“OIR”) entered into a mutual consent order relating to the Company’s application for licensure as a third-party insurance administrator (“TPA”) in the State of Florida. Prior to the consent order, in June 2017, the OIR denied the Company’s previously filed TPA application based on the OIR’s determination that the Company had not provided all information required to process the application, and in June 2017, the Company appealed the denial with the Florida Division of Administrative Hearings. Pursuant to the consent order, on October 2, 2017, the Florida Division of Administrative Hearings granted a motion to dismiss the Company’s petition contesting the OIR’s prior license denial, and on October 4, 2017, the OIR withdrew its prior denial of the Company’s TPA license application. The mutual consent order between the Company and the OIR specifies details regarding the information to be included in the Company’s new TPA application and certain procedural steps, such as a pre-submission meeting with the OIR. On October 17, 2017, the Company and the OIR held the pre-submission meeting, and the Company submitted the new TPA application in accordance with the consent order immediately following the meeting. The application is currently under active review by the staff of the OIR.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act (TCPA) by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. There are three primary cases filed in the courts by Plaintiffs Craig Cunningham, Kenneth Moser, and Amanda Hicks, each styled as a class action but not yet certified, and each Plaintiff alleging or seeking damages ranging from $160,000 to over $5,000,000. The Company is defending these claims and has filed motions to dismiss or the equivalent in each matter. The Company is presently reviewing these matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Other

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

The Company has received claims relating to customer service and claims handling issues arising from a prior carrier’s, HCC Life Insurance Company (“HCC”), relationship to the Company. Recently, in one of the matters styled as Azad, et al. v. Tokio Marine HCC, et al., Case No. Case 3:17-cv-00618, U.S. District Court for the Northern District of California, (“Azad case”) the Company sought and received dismissal from the matter initially without prejudice, and subsequently on September 22, 2017, the Company was dismissed with prejudice from the case. The Company independently filed its own lawsuit against that same carrier, HCC, seeking that the Court ascertain and declare the rights and obligations between the parties. That declaratory action was filed in Hillsborough County, Florida and is styled as Health Insurance Innovations, Inc., et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 17-CA-6679. This declaratory action was filed in response to indemnity demands that the Company received from HCC. No lawsuit has been filed against the Company by HCC, and on August 18, 2017, HCC sent a letter to the Company limiting the scope of its indemnification demand to the Montana administrative matter discussed above (that the Company has been dismissed from), the multistate review discussed above, and the Azad case. Following the Company’s dismissal from the Azad case, on September 29, 2017 HCC sent an additional letter to the Company further limiting the scope of its indemnification demand by removing the Azad case.

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to this carrier. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge or resolve the claims as quickly as possible.

ITEM 1A—RISK FACTORS

Except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016:
Our share price may be adversely affected by short sellers and other third parties who raise questions about the Company.

Short sellers and others who raise questions about the Company, some of whom are positioned to profit if our share price declines, can negatively affect the price and volatility of our shares. On September 11, 2017, a short-seller of our common stock distributed a report raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. Following the distribution of this report, the Company’s common stock experienced a significant decline in trading price. On September 28, 2017, another short-seller published a follow-on report raising questions about the Company.

Short sellers make a profit when our common shares decline in value, and their actions and public statements, together with the resulting publicity, may cause further volatility in our share price. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information and the significant profit that can be made from running just one successful short attack (together with the adverse financial consequences to short sellers of an increase in our stock price), short sellers may continue to issue reports in the future with respect to the Company.
We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock declined following the release of a short-seller publication on September 11, 2017 raising questions about our regulatory compliance and regulatory examinations. Following this decline in market price, three purported securities class actions were filed against us and certain current and former executive officers alleging that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida. According to the complaints filed for these actions, the plaintiffs in these actions are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017.

We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

We cannot predict the outcome of these lawsuits and we may be subject to other similar securities litigation in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from the currently pending lawsuits, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these or future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2017.

Issuer Purchases of Equity Securities

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. During the three months ended September 30, 2017, there were:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2017 through July 31,2017	3,300	(1)	—	—	—
August 1, 2017 through August 31, 2017	—		—	—	—
September 1, 2017 through September 30, 2017	6,963	(1)	—	—	—
Total	10,263		—	—	—

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

HEALTH INSURANCE INNOVATIONS, INC.

November 2, 2017	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 2, 2017	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)