Form 10-K
period 2017-12-31
Health Insurance Innovations, Inc.
filed 2018-03-01
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
 ___________________________________________________
FORM 10-K
 ___________________________________________________

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 001-35811
 ___________________________________________________

Health Insurance Innovations, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15438 North Florida Avenue, Suite 201
Tampa, Florida 33613
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:
(813) 397-1187
 ___________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
 ___________________________________________________

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Emerging growth company	[X]	Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)		Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2017, was approximately $271.2 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 30, 2017.

As of February 26, 2018, there were 12,731,758 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 3,841,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2018 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

EXPLANATORY NOTE
The registrant meets the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

INTRODUCTION

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, HP and ASIA are consolidated subsidiaries of HIIQ.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed “Item 1A. Risk Factors.”

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

PART I

ITEM 1. BUSINESS

Overview

We are a cloud-based technology platform and distributor of affordable individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans, and guaranteed-issue and underwritten health benefit insurance plans ("HBIP"), previously referred to as hospital indemnity plans. Through our technology platform, we also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We are not an insurer and do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. We assume no underwriting, insurance or reimbursement risk.

We help design and structure IFPs and supplemental products in concert with insurance carriers and discount benefit providers. We market products to individuals through our internal distribution network, and we also use an external distribution network consisting of independently owned and operated licensed-agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we collect money and manage the member's non-claims related experience for the IFPs and supplemental products.

STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. STM plans provide up to three months of health insurance coverage with a wide range of deductible and copay levels. In 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47, which provided that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective April 1, 2017, new limits were set on STM duration to periods of less than three months but allowing for re-applications with the same or different health insurance carrier.

On February 20, 2018, the Departments of Health and Human Services, Labor, and Treasury, proposed a new rule that would change the way that short-term, limited duration insurance coverage (or short-term plans) is regulated. The proposed rule was developed in response to President Trump's executive order from October 2017 that directed the federal government to expand access to short-term plans, association health plans, and health reimbursement arrangements.

The new rule would extend the maximum duration of these plans from three months to "less than 12 months" (which could be as long as 364 days). The new rule also includes updated notice requirements. The proposed rule specifies that these new requirements would go into effect 60 days after publication of the final rule in the Federal Register. Comments from stakeholders regarding the proposed rule will be accepted until late April 2018. The Departments of Health and Human Services, Labor, and Treasury, will then need to consider these comments, draft a final rule, undergo inter-agency review, and then obtain approval by the Office for Management and Budget before releasing the final rule.

HBIPs are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65. These highly customizable products are generally on an open-provider network without copayments or deductibles and do not have defined policy term lengths.

We provide numerous low-cost supplemental insurance and discount benefit products, including pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFPs. These are typically monthly programs with automatic renewal that are not affected by the changes to rules relating to the maximum duration or renewal of STM products.

We manage member relations via email, through our online member portal, which is available 24 hours a day, seven days a week, and via telephone. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides members immediate access to the products we sell through our internal and third-party distribution channels. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate "accept or reject" decision using rules and criteria determined by the carriers for the products we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability and, on a per-policy-basis, reduces the costs associated with marketing, selling, and administering policies.

Our sales of IFP and supplemental products focus on the under-penetrated segment of the U.S. population who are uninsured or underinsured. These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events, such as new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and potential members seeking health insurance between the open enrollment periods created under the Patient Protection and Affordable Care Act (“PPACA”).

As the managing general underwriter and/or broker of IFP and supplemental products, we receive all amounts due in connection with the plans we sell and administer on behalf of the service providers. We refer to these total collections as "premium equivalents," which typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and third-party commissions and referral fees. From premium equivalents, we remit risk premiums to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, as such carriers and third-party obligors are the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the net balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We generally remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis based on their respective compensation arrangements.

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family or small business, empowering consumers to make health plan decisions and reduce their out-of-pocket costs.

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance and HBIP. We use the term “Term Health Insurance” to refer to fixed-term health insurance products of less than one year in duration, such as STM plans. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will be able to find affordable prices for these plans on Agile. Agile utilizes what we believe is a best-in-class plan comparison and online enrollment tool for STM and HBIP.

Health Insurance Industry and Market Opportunity

In recent years there have been major proposed changes to health insurance laws. Some of these proposals were implemented under PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we collectively refer to as “Healthcare Reform.” These reforms imposed requirements on a broad segment of the population, including a mandate that most individuals carry health insurance or face tax penalties (the “Individual Mandate Penalty”); tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; the establishment of a mandatory set of ten Essential Health Benefits for IMM plans; a mandate that certain employers offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality. Among other things, these changes resulted in a dramatic increase in the unsubsidized average premium for IMM plans as compared to the pre-reform IMM market. We benefit from the exemption of STM (i.e., those with durations less than three months) from the MLR requirements and pre-existing condition prohibitions but are disadvantaged by the tax penalties, to which those insured under STM plans remain subject through December 31, 2018.

The implementation of Healthcare Reform has, among other things, increased the average premium for IMM plans, caused carriers to narrow networks under IMM plans and restricted the availability (except in limited circumstances) to open enrollment periods. Our IFP plans’ affordable premium prices, wide acceptance among healthcare providers and year-round availability provide consumer value not available under PPACA health plans. In addition, Healthcare Reform mandates MLR thresholds that require that IMM carriers use 80% to 85% of all premiums collected to pay claims. This has significantly reduced agent commission rates on IMM policies, forcing many agents to abandon the traditional face-to-face IMM sales model. Since 2014, IMM carriers are also subject to a pre-existing condition mandate requiring them to accept all members regardless of their pre-existing conditions and to cover all ten Essential Health Benefits. These required coverages further increases the cost of IMM coverage. Unlike IMM plans, our IFP products are not subject to narrow networks and are exempt from the minimum MLR thresholds, “must-carry” pre-existing conditions requirements, and Essential Health Benefits requirements under Healthcare Reform, allowing us to offer more attractive commission rates to our distributors while providing products with average premium cost significantly more affordable than unsubsidized PPACA health plans. We believe these dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market.

In addition, Healthcare Reform also required the establishment of health insurance exchanges (“Exchanges”) where individuals can select and purchase health insurance plans. We believe that our STM products are an attractive option to non-subsidized on- and off- Exchange health insurance policies.

Since the 2016 Presidential election, there have been several changes made to Health Insurance laws and regulations. President Trump signed Executive Order 13765, an “Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal”, on January 20, 2017 (the “Executive Order”), which includes a requirement for Insurance Commissioners and others to “encourage the development of a free and open market in interstate commerce for the offering of healthcare services and health insurance, with the goal of achieving and preserving maximum options for patients and consumers.” Following the issuance of this Executive Order, for the 2017 filing season, the IRS did not require filers to indicate whether they had PPACA compliant health insurance coverage; however, the IRS reversed its position for the 2018 filing season, and has stated that it will not accept any electronically filed tax returns for fiscal year 2017 where the taxpayer does not report full-year health insurance coverage, claim a coverage exemption, or report a shared responsibility payment. Additional reforms to PPACA were implemented under the Tax Cut and Jobs Act of 2017 (“Tax Act”) passed on December 22, 2017. Among other changes under the Tax Act, beginning in 2019, the government will no longer attempt to collect any Individual Mandate Penalty from individuals and families who do not obtain health insurance coverage, although the Healthcare Reform requirement for individuals to carry health insurance remains in effect.

These ongoing changes in the health insurance industry have expanded and reshaped our target market and we believe the market will continue to evolve. We intend to pursue opportunities to help meet consumers’ needs for affordable health insurance. We believe that our technology platform, product focus and industry expertise will allow us to gain an increasing share of this growing market.

Our Strategy

Our objective is to continue to expand our business and increase our presence in the affordable, web-based health insurance solutions market. Our principal strategies to meet this objective are:

•
Drive Continuous Product Innovation. We constantly strive to diversify our product portfolio to provide consumers with more choices for their health insurance needs. In addition to our long-standing relationships with insurance carriers, we continue to develop relationships with new carriers to improve and increase our product mix to help consumers find the right insurance coverage at the right price points while providing new revenue streams to the Company. The expected changes to PPACA are likely to lead to additional opportunities for consumers to obtain health insurance coverage better suited to their needs.

•	Enhance the Consumer Experience. We have invested significant resources and strive to be market leaders in our member service and compliance areas, utilizing new technology and additional personnel.

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

•
Strengthen and Grow Traditional Distribution Channels. The extensive traditional distribution network we access includes independently owned and operated licensed-agent call centers to sell insurance products. We offer a compensation structure to our distributors that we believe motivates distributors to work with us. By continuing to offer highly competitive commission rates and advance commission arrangements, we believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to grow our relationships with traditional distributors.

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

•
Automated Underwriting. The entire underwriting process is handled by A.R.I.E.S. through the use of health questionnaires approved by the insurance carriers. Because our IFP products are largely targeted to individuals who do not have significant pre-existing conditions and our HBIP are guaranteed-issue, we do not have a traditional underwriting department. Underwriting for IFP products is an immediate accept or reject decision based on a prospective member’s answers to an abbreviated online health-related questionnaire.

•
Multiple Value-Added Products. Consumers are able to complement our IFP offerings with supplemental products such as pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans. Our technology platform makes it possible for us to instantly offer these bundled products to fit member needs.

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

•
Verification and Compliance. We have incorporated eSign technology from Adobe Sign, part of Adobe Inc., on our platform to streamline compliance by providing real-time verification to our members’ mobile devices. This technology has allowed us to further automate our compliance program, enhancing quality while minimizing overhead.

•	Integration with AgileHealthInsurance®. Our A.R.I.E.S. platform integrates directly with our direct to consumer AgileHealthInsurance.com platform.

Established Long-Standing Insurance Carrier Relationships

One of our core strengths is long-standing relationships with some of the leading insurance carriers in the United States. This enables us to offer a broad range of IFP and supplemental products on our technology platform. We have entered into written contracts with each of these carriers pursuant to which we sell the carriers’ health plans and supplemental products in exchange for the payment of commissions that vary by carrier and by plan. These contracts are typically non-exclusive and terminable by either party on notice or at the expiration of the term.

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. Our relationships with highly rated insurance carriers include Federal Insurance Company ("CHUBB"), AXIS Insurance Company, Everest Reinsurance Company, Standard Life and Accident Insurance Company, and Nationwide Mutual Insurance among others. We also continue to develop relationships with new carriers to help us expand our product portfolio.

Long-Term Relationships with Licensed Insurance Distributors

Our product expertise, our relationships with multiple insurance carriers, our focus on compliance, and our scalable technology platforms make us a partner of choice for our distributors. We have extensive knowledge of the individual health insurance products that we help design and fulfill, which allows us to assist our distributors in placing business. Our management team has built a broad distribution network and continuously adds new third-party licensed independent distributors.

Seasoned Management Team

Our management team has substantial experience and long-standing relationships developed over long periods in the insurance and online insurance marketing industries. Our management team draws on its broad industry experience to identify opportunities to expand our business and collaborate with insurance carriers and distributors to help develop products and respond to market trends.

Our Product Offerings

Our differentiated product offerings allow us to build leading positions in our target markets for insurance and related products. The key products we provide include:

•
Short-Term Medical Plans. STM plans provide up to three months of health insurance coverage with a wide range of deductible and copay levels. In 2016, HHS published Internal Revenue Bulletin 2016-47, which provided that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective April 1, 2017, new limits are set on STM duration to periods of less than three months but allowing for re-applications with the same or different health insurance carrier.

Because the STM plans we offer do not cover pre-existing and often chronic health conditions, and since STM plans have a limited duration, these policies have been designed with generally lower member premiums as compared to IMM insurance.

•
Health Benefit Insurance Plans. Our HBIP typically provide individuals with a daily cash benefit for hospital treatment and doctor office visits as well as accidental injury and death or dismemberment benefits.

•
Supplemental Products. We provide numerous supplemental insurance and discount benefit products, including pharmacy benefit cards, dental plans, vision plans and cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFP.

Sales and Marketing

Our sales and marketing initiatives primarily consist of hiring experienced sales professionals to strengthen our relationships with existing and potential third-party distributors, implementing marketing campaigns, attending industry-sponsored events, and direct-to-consumer via the internet. We utilize our owned call center and independent third-party distributors and independent brokers to market our products to potential members.

We derive a significant portion of our AgileHealthInsurance® website traffic through contractual marketing relationships with online businesses. These marketing relationships include online advertisers, content providers and insurance lead aggregators. We also attract website traffic from consumers who search for health insurance through internet search engines. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. As part of this marketing strategy, we employ both algorithmic listings and paid advertisements to attract consumers to our website.

Seasonality

The marketing of IFP and supplemental plans is subject to seasonal fluctuations that we believe have been largely impacted by Healthcare Reform. Beginning in 2013, under Healthcare Reform, open enrollment periods were created. During these periods, individuals can enroll in individual insurance programs. During the times that these open enrollment periods are closed, we have the capability to sell our IFP products as health insurance to consumers who are ineligible for plans under PPACA. During the five open enrollment periods to date, we experienced significant fluctuations in sales. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced to date may change as legislative changes to Healthcare Reform continue and our markets change.

Competition

The market for selling insurance products is highly competitive and the sale of health insurance over the internet is rapidly evolving. We compete with individuals and entities that offer and sell health insurance products utilizing traditional distribution channels, as well as the internet. Our current and potential competitors include:

Traditional local insurance agents. There are thousands of local insurance agents across the United States who sell health insurance products in their communities. We believe that the vast majority of these local agents offer health insurance without significantly utilizing the internet or technology other than simple desktop applications such as word processing and spreadsheet programs. Some traditional insurance agents, however, utilize general agents that offer online quoting services and other tools to obtain quotes from multiple carriers and prepare electronic benefit proposals to share with their potential members. These general agents typically offer their services only for the small and mid-sized group markets (not the individual and family markets) and operate in only a limited geographic region. Additionally, some local agents use the internet to acquire new consumer referrals from companies that have expertise in internet marketing. These “lead aggregator” companies utilize keyword search, primarily paid keyword search listings on various online search engines and other forms of internet advertising, to drive internet traffic to the lead aggregator’s website. The lead aggregator then collects and sells consumer information to agents and, to a lesser extent, to carriers, both of whom endeavor to close the referrals through traditional offline sales methods.

Health insurance carriers’ “direct-to-member” sales. Some carriers directly market and sell their plans and products to consumers through call centers and their own websites. Although we offer health insurance plans and products for many of these carriers, they also can compete with us by offering their products directly to consumers. Most of these carriers have brand recognition, extensive marketing budgets and significant financial resources to influence consumer preferences for searching and buying health insurance online.

Online agents. There are a number of agents that operate websites and provide a limited online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Some online agents also sell non-health insurance products such as auto insurance, life insurance and home insurance.

Exchanges. Government and privately-administered Exchanges have been established under Healthcare Reform where individuals can select and purchase health insurance plans.

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

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

•	affordable, value added healthcare, supplemental, and related products;

•	proprietary, web-based technology platform;

•	strength of carrier relationships and depth of technology integration with carriers;

•	data-driven product design;

•	highly automated compliance program;

•	strength of distribution relationships; and

•	proven capabilities measured in years of delivering sales and creating and using reliable technology.

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

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Many of the PPACA regulations became effective on or before January 1, 2014. Through these regulations, the federal government and its implementing agencies may regulate or otherwise impose restrictions upon all types of health insurance including the IFP products that we sell. Although the Supreme Court of the United States upheld Healthcare Reform’s mandate requiring individuals to purchase health insurance in 2012, the Tax Act has eliminated the Individual Mandate Penalty for individuals who do not purchase such health insurance beginning in 2019, and there is additional uncertainty about whether other parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended, with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under “Item 1. Business—Health Insurance Industry and Market Opportunity,” Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Internal Revenue Bulletin: 2016-47

On June 10, 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” proposed rule 2016-13583, that impacts STM insurance. On October 31, 2016, HHS published the rule substantially as proposed despite opposition from significant stakeholders during the open comment period. The rule limits STM duration to periods of less than three months but allows for re-applications with the same or different health insurance carrier. The rule also requires notification of non-compliance with the minimum essential coverage standards set forth in the Affordable Care Act. The rule went into effect on January 1, 2017. On October 12, 2017, President Trump signed an Executive Order promoting healthcare choice and competition across the United States which calls for expanded availability of short-term, limited-duration insurance, such as STM, to consider allowing such insurance to cover longer periods and be renewed by the consumer.

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

HIPAA, Privacy Laws and Data Security Regulations

By processing data on behalf of our clients and members, we are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers.

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includeds anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our carrier companies’ and our clients’ health plans generally will be covered entities, and as their business associate, we may asked to contractually comply with certain aspects of these standards by entering into requisite business associate agreements with the covered entities. Under the HIPAA implementing regulations, business associates and covered entities can each be held individually responsible for privacy and data security breaches.

HIPAA Health Care Offense Standards

HIPAA created a class of federal crimes known as the “Federal health care offenses,” including healthcare fraud and false statements relating to healthcare matters. HIPAA prohibits, among other things, executing a scheme to defraud any healthcare benefit program, or concealing a material fact or making a materially false statement in connection with the payment for healthcare benefits, items or services. Entities that are found to have aided or abetted in a violation of HIPAA's Federal health care offense provsions are deemed by statute to have committed the offense and are punishable as a principal.

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

State insurance laws also require us to maintain any combination of insurance agency, broker, and third-party administrator licenses in each state in which we transact health insurance business and adhere to sales, documentation and administration practices specific to that state. Where there is any ambiguity or uncertainty in statutes as to whether we require a particular type of license in a state, we seek to obtain that license. In addition, each of our employees who solicits, negotiates, sells or transacts health insurance business for us must maintain an individual insurance agent or broker license in one or more states. Because we transact business in the majority of states, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business.

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

Employees

As of December 31, 2017, we had 199 employees, of which 196 were full-time employees. As of December 31, 2016, we had 174 employees, of which 172 were full-time employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees are represented by a labor union.

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

Risks Relating to Our Business and Industry

Our business practices and the business practices of our third-party licensed distributors and carriers are currently being reviewed by various state insurance regulators and the results of such reviews may adversely affect our business and results of operations.

Our business practices and the business practices of our third-party licensed distributors and carriers are heavily regulated by each state in the United States and various federal agencies. State regulators require that we and our third-party licensed distributors adhere to sales, documentation, and administration practices specific to each state. As a result, we are currently subject to several state regulatory examinations and actions as further described in Note 12 “Commitments and Contingencies” in Part IV, Item 15 of this report. These examinations and actions include a multistate examination being led by the Indiana Department of Insurance and a civil investigative demand from the Massachusetts Attorney General’s Office, as further described in Item 15 of this report. An adverse finding or result in one or more of these matters could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenues, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation

The market for health insurance in the United States is rapidly evolving, which makes it difficult to forecast demand for our products.

The market for health insurance in the United States is rapidly evolving. Accordingly, our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands in this market. We believe demand for our products has been driven in large part by regulatory changes, broader use of the internet and advances in technology. It is difficult to predict with any precision the future growth rate and size of our target market. The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to evaluate accurately our long-term outlook and forecast performance or other operating results. A reduction in demand for our products caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations.

A substantial portion of our business is concentrated in a small number of carriers, and such concentration could make our business more vulnerable to adverse changes in our relationships with carriers.

We typically enter into contractual agency relationships with insurance carriers that are non-exclusive and terminable on notice by either party for any reason. Insurance carriers may be unwilling to underwrite our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, insurance carrier websites or other sales channels, or to market their own plans or products, and, in turn, could limit or prohibit us from marketing their plans or products. Insurance carriers may decide not to underwrite insurance plans or products in the individual health insurance market in certain geographies or altogether. Our carrier relationship could also be affected by lawsuits and regulatory actions against our carriers relating to the products sold by us, as such carriers may seek indemnification or reimbursement from us or may seek to otherwise adversely change their relationship with us. Carriers can be, and two of our carriers have been, subject to lawsuits and regulatory actions of which we could, and have been, named parties. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans or products we offer. We also could lose a source of, or be paid reduced commissions for, future sales. Our business could also be harmed if we fail to develop new insurance carrier relationships or are unable to offer members a wide variety of health insurance plans and products.

The private health insurance industry in the United States has experienced substantial consolidation over the past several years. As a result of this trend, it may become necessary for us to offer insurance plans and products from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more concentrated number of insurance carriers as our business and the health insurance industry evolve. Each of these insurance carriers may terminate our agreements with them. In addition, one or more of our insurance carriers could experience a failure of its business due to a decline in sales volumes, unavailability of reinsurance, and failure of business strategy or otherwise. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of insurance carrier relationships, further insurance carrier consolidation, business failure, bankruptcy or any other reason, we may become more vulnerable to adverse changes in our relationships with our insurance carriers, particularly in states where we offer health insurance plans and products from a relatively small number of insurance carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, results of operations and financial condition.

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

Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future changes may, or may not, be beneficial to us, and may be contrary to current Federal rules.

Certain key members of Congress continue to express a desire to withhold the funding necessary for Healthcare Reform or the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. Conversely, the enforcement of Healthcare Reform and regulations promulgated thereunder could have negative effects on us, including:

•	increasing our competition;

•	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell;

•	decreasing the number of types of health insurance plans and products available for us to sell, as well as the number of insurance carriers offering such plans and products;

•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell;

•	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways;

•	causing IFP policyholders to pay the government a penalty or tax;

•	making the cost of IMM more affordable through tax credits and subsidies;

•	regulating out stand-alone HBIP;

•	causing STM policies to be subject to MLR threshold requirements; or

•	causing STM policies to be subject to “must carry” pre-existing condition requirements.

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

Persons who do not enroll in health care insurance plans with minimum essential coverage will be required to pay a penalty to the Internal Revenue Service which commenced in 2016, unless a hardship exception applies. The health insurance products that we sell are not deemed qualified insurance policies and will not exempt our members from these penalties. If the cost of the insurance policies that we sell, together with any penalties that our potential members could be required to pay, are not less than the cost of qualifying health insurance policies, or our policies are otherwise perceived as inferior to qualifying insurance policies by potential members, our business, revenues and results of operations could be materially harmed.

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

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to each state. In addition, each distributor who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in the majority of states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant suspend, and revoke licenses to transact insurance business;

•	issue provisional or conditional licenses for probationary periods;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;

•	determine which entities can be paid commissions from carriers;

•	regulate the content of insurance-related advertisements, including web pages;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties;

•	otherwise require changes to or impose conditions on how we or our distributors conduct business in their respective jurisdictions.

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

Because we depend, in part, on independent third-party distributors for the sale of our products, the failure of our distributors to comply with applicable laws and regulations could have an adverse effect on our business. For example, while we are not culpable for the actions or omissions of our independent third-party distributors, their actions or omissions could result in an investigation or regulatory action against our Company.

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

For additional information regarding our current state insurance regulatory matters, see Note 12 “Commitments and Contingencies” in Part IV, Item 15 of this report.

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

We provide information on our platform, through our call center partners and in other ways, regarding health insurance in general and the health insurance plans and products we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. We also regularly provide health insurance plan information in the scripts used by our customer call center partners. If the information we provide on our platform, through our customer call center partners or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, members, insurance carriers and others could attempt to hold us liable for damages, our relationships with insurance carriers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost, we cannot guarantee that we will be able to do so in the future. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our services. As a result, these types of claims could harm our business, results of operations and financial condition.

Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. We, our distributors, and our carriers have been, and may continue to be, the subject of allegations of TCPA violations, and we could be responsible for some of the costs incurred by distributors or carriers who are the subject of allegations of TCPA violations. Any violation of these regulations could expose us to damages for monetary loss, statutory damages, fines, penalties and/or regulatory inquiries. The Company has received a number of private-party TCPA claims relating to independently owned and operated third-party licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions.

In the ordinary course of our business, we have received, and may continue to receive, inquiries from state regulators relating to various matters or in the future become involved in litigation. Also from time to time, we may be a party to litigation and subject to civil claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. For information regarding our current regulatory matters, see Note 12 “Commitments and Contingencies” in Part IV, Item 15 of this report. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

Advance commission arrangements between us and some of our third-party distributors expose us to the credit risks of such distributors, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advance commission payments to many of our independent distributors in order to assist them with the cost of lead acquisition and provide working capital. As of December 31, 2017, we had a balance outstanding for advanced commissions of approximately $39.5 million under such arrangements of which approximately $26.8 million is with three distributors. Of the three, one distributor accounts for approximately $14.2 million or 35.8% of the total outstanding balance. In most cases where we make advance commission payments, we receive security interests in collateral, as well as personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would usually be considered secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality could cause fluctuations in our financial results.

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Under Healthcare Reform, the PPACA open enrollment period was open in the fourth quarter of 2017, at which time individuals could enroll in ACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced may change as the implementation and enforcement of Healthcare Reform continues and our markets continue to change. Any seasonality that we experience could cause fluctuations in our financial results.

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

We rely upon intellectual property laws in the United States, and although we do not have any patents protecting our business model or technology, we rely on non-disclosure, confidentiality and other types of agreements with our employees, members and other parties, to establish, maintain and enforce our intellectual property and proprietary rights. However, any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third-parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm. Efforts to enforce our intellectual property rights may be time consuming and costly, distract management’s attention and resources and ultimately be unsuccessful. In addition, such efforts may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Our intellectual property rights may not prevent others from creating a competitive online platform or otherwise competing with us.

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

Third-parties may claim that we, our members, or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. Any claims that we violate a third-party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement entitling us to indemnity against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

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

We have expanded our operations significantly since our initial public offering in 2013. This has significantly increased the demands on our management, our operational and financial systems and infrastructure and other resources. If we do not effectively manage our growth, the quality of our services could suffer. In order to successfully expand our business, we must effectively integrate, develop and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

If we are unable to maintain a high level of service, our business and prospects could be harmed.

One of the key attributes of our business is providing high quality service to our insurance carriers, distributors and members. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially adversely affect our results of operations. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle member calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our results of operations and prospects could be harmed.

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

We are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. Despite the security measures that we have in place to ensure compliance with privacy and data protection laws, our facilities and systems, and those of our third-party vendors and subcontractors, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Due to the enactment of the HITECH Act, we are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have received inquiries relating to our compliance with various privacy acts, including inquiries originating from allegations of a potential breach, to date none have been found or determined to be actual violations by our Company.

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

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses, and social security, bank account and credit card numbers, as well as information regarding the medical history of members in connection with their applications for insurance. In certain cases such information is provided to third-parties, such as to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members’ confidential information) could damage our reputation and our relationship with members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

The performance, reliability and availability of our technology platform, customer service call center and underlying network infrastructures are critical to our financial results and our relationship with members, independent distributors and insurance carriers. Although we regularly attempt to enhance and maintain our technology platform, customer service call center and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts. We may further experience difficulties with transitioning existing systems to upgraded systems, if we are unable to accurately project the rate or timing of increases in our platform traffic or customer service call center call volume or for other reasons, some of which are completely outside our control. Significant failures and interruptions, particularly during peak enrollment periods, could harm our business, results of operations and financial condition.

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

AgileHealthInsurance® depends upon marketing partnerships to attract a significant portion of the consumers who visit our website, and Agile’s success is dependent on our ability to maintain effective relationships with our existing marketing partners and establish successful relationships with new marketing partners.

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

AgileHealthInsurance® depends upon internet search engines to attract a significant portion of the consumers who visit our direct to consumer website.

We derive a significant portion of our AgileHealthInsurance® website traffic from consumers who search for health insurance through internet search engines. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both algorithmic listings and paid advertisements to attract consumers to our website.

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

The success of our direct-to-consumer channel depends on the continuation of private health insurance plans available for consumer purchase.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. When these exemptions cease to apply, which for the Company will be on December 31, 2018, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as these exemptions cease to apply.

The implementation by us of the new revenue recognition standard on December 31, 2018 (ASC 606) requires substantial preparation and expenditures, and our failure to properly implement this standard could result in inaccurate revenue recognition and disclosure and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance under ASC 606, which, as an emerging growth company, is effective for us beginning December 31, 2018. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized.

In order to comply with the requirements of ASC 606 on December 31, 2018, we are continuing to update and enhance our internal accounting systems, processes, and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations and adversely affect our stock price.

The application of the new standard will be based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, we understand the interpretation of these new standards will continue to evolve as other public companies adopt ASC 606 and the standard setters issue new interpretive guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new standard, which could have a material adverse effect on our results of operations and financial condition.

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

We completed our IPO in February 2013. From that time through December 31, 2017, shares of our Class A common stock have traded between a low of $3.72 per share to a high of $37.38 per share. Several entities have reported owning, as of December 31, 2017, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

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

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of February 26, 2018, there were 3,841,667 Series B Membership Interests outstanding and held by entities owned by Michael Kosloske, our founder and largest stockholder. As required by a registration rights agreement between the Company and Mr. Kosloske’s affiliate entities, there is an effective registration statement covering the resale of Class A common stock that is issuable in exchange for the Series B Membership Interests owned by Mr. Kosloske’s affiliates, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Under the registration rights agreement, Mr. Kosloske has the right, among other things, to sell the shares covered by the effective registration statement in an underwritten offering and to require the Company to provide assistance in connection with any such offering, such as by filing one or more prospectus supplements. In addition to the shares held by Mr. Kosloske’s affiliated entities, as of February 26, 2018, there were approximately 1.0 million outstanding stock appreciation rights held by our directors and executive officers that are exercisable for shares of our Class A common stock.

Our share price may be adversely affected by short sellers and other third parties who raise questions about the Company.

Short sellers and others who raise questions about the Company, some of whom are positioned to profit if our share price declines, can negatively affect the price and volatility of our shares. On September 11, 2017, a short-seller of our common stock distributed a report raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. Following the distribution of this report, the Company’s common stock experienced a significant decline in trading price. On September 28, 2017, another short-seller published a follow-on report raising questions about the Company, and thereafter other publications serving the short-selling community have published follow-on pieces about the Company questioning, among other things, the sales practices of its distributors.

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

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws and the beneficial ownership of a large percentage of our shares by one person may deter third-parties from acquiring us.

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

These anti-takeover defenses, the beneficial ownership of a large percentage of our shares by one person and other factors could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions that our stockholders desire.

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

We are an “emerging growth company,” and we benefit from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our Company. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which for the Company will be on December 31, 2018.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we leased facilities in four different cities throughout the U.S. All properties are leased with various expiration dates. Our locations are summarized as follows:

Location	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	15,700	Leased	December 2019
Mountain View, CA	1,700	Leased	October 2018
Waxahachie, TX	2,000	Leased	December 2019
Haltom City, TX	3,300	Leased	Month-to-month

We believe that our properties are generally in good condition, well maintained and suitable and adequate to carry out our business at expected capacity for the foreseeable future. Should additional capacity become necessary in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 12 "Commitments and Contingencies" included in Part IV, Item 15 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" in Item 1A. above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On February 26, 2018, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $30.95 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
2017:
First Quarter	$21.00	$13.80
Second Quarter	25.60	15.00
Third Quarter	37.38	12.65
Fourth Quarter	28.15	14.35

2016:
First Quarter	$6.81	$5.39
Second Quarter	7.79	3.93
Third Quarter	5.96	3.84
Fourth Quarter	18.65	4.85

There is no public trading market for our Class B common stock.

HOLDERS

As of February 26, 2018, there were 12,731,758 shares of our Class A common stock and 3,841,667 shares of our Class B common stock issued. As of February 26, 2018, there were 9 Class A common stockholders of record and two Class B stockholders of record.

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

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the year ended December 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Shares Repurchase Plan

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

Under the stock repurchase program, the Company may elect to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a “10b5-1 Plan”). A 10b5-1 Pan, if adopted, would allow the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan, if one is adopted, are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

During the year ended December 31, 2017, we repurchased 222,184 shares of our registered Class A common stock under our the repurchase program at an average price per share of $22.15. An aggregate of 75,000 shares were repurchased during November 2017 at an average price per share of $22.81, and an aggregate of 147,184 shares were repurchased during December 2017 at an average price per share of $21.82.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans (2)
October 1, 2017 through October 31, 2017	644	$21.95	—	—
November 1, 2017 through November 30, 2017	91,515	22.84	75,000	2,570,502
December 1, 2017 through December 31, 2017	147,184	21.82	147,184	2,423,318
Total	239,343		222,184

(1)	Includes 17,159 shares that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

(2)
Maximum number of shares that may yet be repurchased under the plan is estimated by dividing the $50.0 million authorized for repurchase by the reported sale price of our Class A common stock on the NASDAQ Global Market of $18.90 on the date of plan adoption. The plan was announced on October 16, 2017, and expires after 24 months.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Rule 12b-2 and SEC Release No. 33-8876, a smaller reporting company transitioning to the larger reporting company system, is not required to satisfy a larger reporting company's reporting requirements until the first quarterly report on Form 10-Q for the following fiscal year. Under the disclosure requirements for a smaller reporting company, this information is not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the two years in the period ended December 31, 2017, and its financial condition as of December 31, 2017. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risk Factors” in Item 1A of this report. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV of this report.

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this management's discussion and analysis, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to our February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc., to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, HP and ASIA are consolidated subsidiaries of HIIQ.

For a detailed description of our business, refer to "Overview" included in Part I, Item 1 "Business" or Note 1 of the accompanying consolidated financial statements.

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

The following table presents a reconciliation of premium equivalents to revenues for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Premium equivalents	$395,552	$311,590
Less risk premium	138,880	121,436
Less amounts earned by third party obligors	6,196	5,638
Revenues	$250,476	$184,516

Policies in force. We consider a policy to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments, commissions, and/or discount benefit fees. Our policies in force are an important indicator of our expected revenues. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016	Change
IFP	179,302	133,568	34.2%
Supplemental products	196,754	156,549	25.7%
Total	376,056	290,117	29.6%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Net income	$26,491	$13,109
Interest (income) expense	(19)	61
Depreciation and amortization	4,044	3,249
Provision (benefit) for income taxes	16,818	(4,751)
EBITDA	47,334	11,668
Non-cash stock-based compensation	7,404	3,792
Fair value adjustment to contingent consideration	—	15
Transaction costs	745	—
Tax receivable agreement liability adjustment	(11,835)	9,678
Severance, restructuring and other	1,805	2,609
Adjusted EBITDA	$45,453	$27,762

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense and other items that are not part of regular operating activities, including transaction costs, tax receivable agreement liability adjustment, severance, restructuring costs, and other non-cash items such as non-cash stock-based compensation. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 38% which consists of the maximum federal corporate rate of 35% with an assumed 3% state tax rate. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Net income	$26,491	$13,109
Interest (income) expense	(19)	61
Amortization	1,965	2,154
Provision (benefit) for income taxes	16,818	(4,751)
Non-cash stock-based compensation	7,404	3,792
Fair value adjustment to contingent consideration	—	15
Transaction costs	745	—
Tax receivable agreement liability adjustment	(11,835)	9,678
Severance, restructuring and other charges	1,805	2,609
Adjusted pre-tax income	43,374	26,667
Pro forma income taxes	(16,482)	(10,133)
Adjusted net income	$26,892	$16,534
Total weighted average diluted share count (1)	16,322	14,751
Adjusted net income per share	$1.65	$1.12

(1) The year-over-year increase in non-GAAP weighted average diluted share count was driven by the increase in issued shares relating to stock appreciation rights exercises described in Note 8 of the accompanying consolidated financial statements.

Core SG&A. We define this metric as total GAAP selling, general, and administrative ("SG&A") expenses adjusted for stock-based compensation, severance, restructuring and other costs, and marketing leads and advertising expense. We have included Core SG&A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Core SG&A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for SG&A as reported under GAAP.

The following table presents a reconciliation of SG&A to Core SG&A for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Total SG&A	$64,446	$51,527
Less Stock-based compensation	7,404	3,792
Less Transaction Cost	745	—
Less Severance, restructuring and other charges	1,805	2,609
Less Marketing and Advertising	11,454	11,063
Core SG&A	$43,038	$34,063
% of Revenue	17.2%	18.5%

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

We continue to receive a commission payment until the plan expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis and revenues increase in direct proportion to the growth we experience in the number of policies in force.

Revenues for the year ended December 31, 2017 were $250.5 million, an increase of $66.0 million, or 35.7%, compared to 2016. The increases were primarily due to a 29.6% year over year growth, in the number of policies in force, to 376,056 at December 31, 2017 from 290,117 at December 31, 2016. The increase in revenues was driven by an increase in policies in force, favorable commission margins, and improved discount benefit plan offerings.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

Third-party commissions for the year ended December 31, 2017 were $145.3 million, an increase of $37.6 million, or 35.0%, compared to 2016. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through third-party independent distributors.

Third-party commissions represented 58.0% and 36.7% of revenues and premium equivalents, respectively, for the year ended December 31, 2017, as compared to 58.4% and 34.6% of revenues and premium equivalents for 2016. These changes were largely the result of increased incentives provided to several third-party distributors during the year. Third-party commission increases were partially off-set by lower effective commission rates for distributors with advanced commission balances.

Credit Card and ACH Fees

Our credit card and ACH fees are fees paid to our banks and processors for the collection of credit card and ACH payments. We expect credit card and ACH fees as a percentage of revenue to remain generally consistent with prior periods.

Credit card and ACH fees for the year ended December 31, 2017 were $5.1 million, an increase of $1.2 million, or 29.5%, compared to 2016. The increase in credit card and ACH fees was in line with the increase in premium equivalents.

Credit card and ACH fees represented 2.0% and 1.3% of revenues and premium equivalents, respectively, for the year ended December 31, 2017, compared to 2.1% and 1.2% of revenues and premium equivalents, respectively, in 2016. These percentages are in line with our expectations.

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

SG&A expense for the year ended December 31, 2017 was $64.4 million. This represents an increase of $12.9 million, or 25.1%, for the year ended December 31, 2017 compared to 2016.

SG&A expense represented 25.7% and 16.3% of revenues and premium equivalents, respectively, for the year ended December 31, 2017 compared to 27.9% and 16.5% of revenues and premium equivalents, respectively, for 2016.

The decrease in SG&A expenses as a percentage of revenues for the year ended December 31, 2017 compared to the same period 2016 was primarily attributable to increasing revenues from growth in policies-in-force and efficiencies gained from our scalable technology platform.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expenses for 2017 were $4.0 million, an increase of $795,000 or 24.5%, compared to 2016. The increase in depreciation and amortization was primarily driven by depreciation of internal-use software.

Federal Income Tax Reform

On December 22, 2017, prior to the end of the Company’s fiscal year, the President of the United States signed into law H.R. 1, referred to as the “Tax Act.” The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides up to a one-year measurement period from a registrant’s reporting period that includes the Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.

The reduction of the U.S. federal tax rate from 35% to 21% resulted in tax expense of $12.6 million due to the re-measurement of our deferred tax assets. The reduction of the federal tax rate also resulted in a one-time increase to income of $11.8 million due to the reduction of the Tax Receivable Agreement ("TRA") liability. The overall net impact impact of these amounts reduced earnings by $775,000. The reduction in the tax rate will also impact the company’s tax expense in future periods beginning in 2018.

The Company is evaluating the other provisions of the Act and does not believe that the other provisions will have a material impact on the consolidated financial statements, if any.

Tax Receivable Agreement (Income) Expense

For the year ended December 31, 2017, there was $11.8 million of income recorded under the TRA as a result of recent changes in the Tax Act. Conversely, TRA expense for the year ended December 31, 2016 was $9.7 million, primarily due to our revised estimate of the probability of such future payments. See Note 12 of the accompanying consolidated financial statements for further information on the TRA with the holders of HPIH Series B Membership Interests.
Other Expense

Other expense was $104,000 for the year ended December 31, 2017 and was comprised of approximately $48,000 of miscellaneous state tax expense other than income taxes, and approximately $56,000 in miscellaneous bank fees. For the year ended December 31, 2016, other expense was $5,000 from miscellaneous bank fees.

Provision (Benefit) for Income Taxes

For 2017, we recorded a provision for income tax expense of $16.8 million, reflecting an effective tax rate of 38.8%. For 2016, we recorded a benefit for income taxes of $4.8 million, reflecting an effective tax rate of (56.8)%. During 2016, the effective tax rate was significantly impacted by release of the valuation allowance provided against much of our deferred tax assets. The deferred tax asset is a result of obligations under the TRA. We recorded and maintained a full valuation allowance on all of the related deferred tax assets of HIIQ until December 31, 2016 when there was sufficient evidence to support a partial reversal. The reversal of the valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016. See Note 9 of the accompanying audited financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2017, we had a 76.3% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 23.7% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report.

Net income attributable to HIIQ for 2017 and 2016 included HIIQ’s share of its consolidated entities’ net income and loss. See Note 12 of the accompanying consolidated financial statements for further discussion on the TRA with the holders of HPIH Series B Membership Interests.

Liquidity and Capital Resources

General

As of December 31, 2017, we had $39.3 million of cash and cash equivalents, excluding restricted cash.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

 On July 17, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30.0 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including funding of ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20.0 million, subject to the satisfaction of certain additional conditions provided therein.

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

As of December 31, 2017, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. Concurrent with the execution of the above Credit Agreement, the Company terminated its previous revolving line of credit established on December 15, 2014. As of December 31, 2016 we had no outstanding balance from draws on the previous revolving line of credit.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 19, 2017, to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At December 31, 2017 the Company had not sold any securities under this Registration Statement.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2017 of $41.9 million was primarily the result of consolidated net income, before noncontrolling interests, of $26.5 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $4.0 million of depreciation and amortization, $7.4 million of stock-based compensation, and a $14.0 million increase in deferred tax assets, of which $12.6 million was the result of the change in corporate tax rate due to the Tax Act. The primary drivers of the net change in operating liabilities were an increase in accounts payable, accrued expenses and other liabilities of $9.9 million, and decreases in income taxes payable of $1.3 million, and due to member of $12.4 million, $11.8 million of which related to the decreased corporate tax rate due to the Tax Act. This was offset by an increase in restricted cash of $3.0 million and an increase in advanced commissions of $2.5 million. The increase in advanced commissions was the result of increased sales by our third-party distributors, driven by continued demand for our affordable healthcare products.

Cash provided by operating activities for the year ended December 31, 2016 of $18.0 million was primarily the result of consolidated net income, before noncontrolling interests, of $13.1 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $3.2 million of depreciation and amortization, and $3.8 million of stock-based compensation. The primary drivers of the net change in operating assets and liabilities were a $12.5 million increase in advanced commissions to our distributors, an increase in accounts payable, accrued expenses and other liabilities by $12.0 million, and an increase in due to member of $9.2 million. These were offset by an increase in restricted cash of $4.0 million and a decrease in accounts receivable, prepaid expenses and other current assets of $1.1 million. The increase in advanced commissions was the result of increased sales by our third-party distributors, driven by continued demand for our affordable healthcare products. The $9.2 million increase in due to member was the impact of recording the corresponding TRA liability associated with the release of the valuation allowance against our deferred tax assets.

Cash Flows from Investing Activities

Our uses of cash in investing activities for the year ended December 31, 2017 included cash used to fund the development of internal-use software of $3.0 million and $509,000 to purchase property and equipment.

Our uses of cash in investing activities for the year ended December 31, 2016 of included cash used to fund the development of internal-use software of $3.1 million and $61,000 to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2017, cash used in financing activities of $11.3 million was primarily attributable to distributions made to members for tax payments under the operating agreement with HPIH for $5.5 million, and share repurchases of class A common stock for $4.9 million. Common stock withheld in treasury from the vesting of restricted shares accounted for $842,000. See Note 14 of the accompanying consolidated financial statements for information on the operating agreement between HPIH and its members.

 During the year ended December 31, 2016, cash used in financing activities of $10.4 million was primarily attributable to proceeds received from borrowings under the revolving line of credit of $7.5 million offset by repayments on the line of $15.0 million, distributions to members for tax payments under the operating agreement of HPIH of $2.0 million, payments of $547,000 under contingent consideration obligations, and payments on noncompete agreements of $192,000.

Off-Balance Sheet Arrangements

Through December 31, 2017, we had not entered into any off-balance sheet arrangements, other than the operating leases discussed in Note 12 of the accompanying consolidated financial statements.

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

Impairment of Goodwill

Methodology

We evaluate goodwill, which had a carrying value of $41.1 million as of December 31, 2017, for impairment at least annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

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

Judgments and Uncertainties

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

If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. Absent offsetting changes in other factors, a 1% increase in the discount rate would decrease the estimated fair value of our reporting unit by approximately $11.0 million, but would not indicate impairment.

Allowance for sales returns

Methodology

The allowance for sales returns represents management’s best estimate of probable returns of policies sold. This estimate is based on a rolling 12 month average of returns tracked by month of service and month of return. In an effort to identify adverse trends for sales returns and chargebacks, we perform ongoing reviews of returns. In the prior year, management applied an "open enrollment" factor to the model, however review of actual returns compared to those estimated in 2016 resulted in revisions to the model such that this factor was deemed unnecessary. Revision of these assumptions resulted in a overall lower allowance as a percentage of sales.

Judgments and Uncertainties

Historical sales returns may not be an accurate representation of current sales return trends. Management monitors these returns regularly to identify trends however additional factors that impact sales returns may not be included within the analysis which could materially impact the net reported revenues.

Effect If Actual Results Differ From Assumptions

As of December 31, 2017 and 2016, our allowance accounts were $471,000 and $695,000, respectively. As a measure of sensitivity, a 1% change in the allowance calculation would have a $90,000 and $313,000 net effect on pre-tax earnings, respectively.

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

Judgments and Uncertainties

Write-offs are charged against the allowance account only after we have exhausted all collection efforts. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks associated with specific distributors.

Effect If Actual Results Differ From Assumptions

As of December 31, 2017 and 2016, our allowance accounts were $180,000 and $454,000, respectively. There were no receivable balances written off in 2017 or 2016.

Currently, we do not believe that we have a significant amount of risk relative to the allowance for advanced commissions. As a measure of sensitivity, a 10% change in the allowance would have a $18,000 and $45,000 in 2017 and 2016, respectively, effect on pre-tax earnings.

Deferred tax asset and amounts due to member pursuant to the TRA agreement

Methodology

We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We maintained a full valuation allowance on all of deferred tax assets of HIIQ until December 31, 2016 when there was sufficient evidence to support the reversal of the eligible allowance.

Judgments and Uncertainties

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

Effect If Actual Results Differ From Assumptions

When we determined that we would be able to realize certain deferred income tax assets in the foreseeable future, a release of all of the related eligible valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016 and a reduction of income tax expense of $8.1 million. The release of the valuation allowance resulted in the recognition of a $9.1 million tax receivable agreement obligation and $9.1 million in TRA expense which is in TRA expense in the 2016 consolidated statement of income. In 2017, due to the impact of the change in corporate tax rate related to the Tax Act, we recognized an increase of $11.8 million in the tax receivable agreement obligation, and a corresponding increase to non-operating TRA income of $11.8 million. Income tax expense increased by $12.5 million while the deferred tax asset, net decreased by $12.9 million.

If actual future Company earnings are materially less than forecasted or if other underlying assumptions differ materially, the Company may not have adequate future taxable income to realize the entirety of the recorded deferred tax assets.

Stock-based compensation

Methodology

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions or market conditions. For grants of stock appreciation rights and stock options, we apply the Black-Scholes option-pricing model, Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within SG&A expense in the consolidated statements of income.

Judgments and Uncertainties

The models used incorporate various assumptions, including expected volatility and expected term. Volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the Company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. Such judgments can significantly impact the timing and amount of expense recognized.

Effect If Actual Results Differ From Assumptions

As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximate $98,000 impact on our 2017 operating income compared to $15,000 in 2016. Our estimated forfeiture rates as of December 31, 2017 and 2016, were 7%. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.

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

Judgments and Uncertainties

Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, updates from legal counsel, and other updated information.

Effect If Actual Results Differ From Assumptions

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business or consolidated financial statements with respect to loss contingencies for legal and other contingencies as of December 31, 2017. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Recent Accounting Pronouncements

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the year ended December 31, 2017, three carriers accounted for 54% of our premium equivalents compared to the three carriers who accounted for 60% of our premium equivalents at December 31, 2016. The Company anticipates that its premium equivalents in 2018 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease. See Note 15 "Concentrations of Credit Risk and Significant Customers" of the accompanying consolidated financial statements for further information.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For detailed discussion surrounding legal and other contingencies, see Note 12 in the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Rule 12b-2 and SEC Release No. 33-8876, a smaller reporting company transitioning to the larger reporting company system, is not required to satisfy a larger reporting company's reporting requirements until the first quarterly report on Form 10-Q for the following fiscal year. Under the disclosure requirements for a smaller reporting company, this information is not required to be provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Part IV, Item 15 of this report.

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

Based on this evaluation as of December 31, 2017, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of our internal control over financial reporting, management used Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The Company’s management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as emerging growth companies are not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Election of Directors - Nominees for Election for a One-Year Term Expiring at the 2018 Annual Meeting,” “Corporate Governance,” “Current Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

On February 26, 2018, the Compensation Committee of our Board of Directors approved an additional cash bonus of $650,000 for Gavin D. Southwell (our President and CEO) and $175,000 for Michael D. Hershberger (our CFO) for the 2017 fiscal year in addition to the amounts otherwise payable under the short-term cash bonus program for 2017. All other information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance – Board Meetings and Committees – Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Fees Paid to Independent Registered Certified Public Accounting Firm in 2017 and 2016” in the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Insurance Innovations, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida
March 1, 2018

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$39,345	$12,214
Restricted cash	14,920	11,938
Accounts receivable, net, prepaid expenses and other current assets	3,789	2,815
Advanced commissions, net	39,549	37,001
Total current assets	97,603	63,968
Property and equipment, net	5,408	4,022
Goodwill	41,076	41,076
Intangible assets, net	5,942	7,907
Deferred tax assets, net	14,960	8,181
Other assets	96	193
Total assets	$165,085	$125,347
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,725	$29,680
Deferred revenue	662	430
Income taxes payable	787	2,121
Due to member	1,775	3,282
Other current liabilities	5	126
Total current liabilities	42,954	35,639
Due to member	15,096	9,460
Other liabilities	34	170
Total liabilities	58,084	45,269
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,731,758 and 8,156,249 shares issued as of December 31, 2017 and 2016, respectively; 12,350,981 and 8,036,705 shares outstanding as of December 31, 2017 and 2016, respectively)	13	8
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 3,841,667 and 6,841,667 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	4	7
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016, respectively)	—	—
Additional paid-in capital	71,770	47,849
Treasury stock, at cost (380,777 and 119,544 shares as of December 31, 2017 and 2016, respectively)	(6,887)	(1,122)
Retained earnings	19,305	1,420
Total Health Insurance Innovations, Inc. stockholders’ equity	84,205	48,162
Noncontrolling interests	22,796	31,916
Total stockholders’ equity	107,001	80,078
Total liabilities and stockholders’ equity	$165,085	$125,347

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenues (premium equivalents of $395,552 and $311,590 for the years ended December 31, 2017 and 2016, respectively)	$250,476	$184,516
Operating expenses:
Third-party commissions	145,300	107,663
Credit card and ACH fees	5,127	3,960
Selling, general and administrative	64,446	51,527
Depreciation and amortization	4,044	3,249
Total operating expenses	218,917	166,399
Income from operations	31,559	18,117

Other (income) expense:
Interest (income) expense	(19)	61
Fair value adjustment to contingent acquisition consideration	—	15
TRA (income) expense	(11,835)	9,678
Other expense	104	5
Net income before income taxes	43,309	8,358
Provision (benefit) for income taxes	16,818	(4,751)
Net income	26,491	13,109
Net income attributable to noncontrolling interests	8,606	8,596
Net income attributable to Health Insurance Innovations, Inc.	$17,885	$4,513

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$1.63	$0.59
Diluted	$1.50	$0.57
Weighted average Class A common shares outstanding
Basic	10,970,995	7,599,533
Diluted	11,937,725	7,909,235

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2016	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from Treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from Treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Contributions (distributions)	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of Class A common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in Treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock compensation expense	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2017	2016
Operating activities:
Net income	$26,491	$13,109
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	7,404	3,792
Depreciation and amortization	4,044	3,249
Fair value adjustments to contingent acquisition consideration	—	15
Deferred income taxes	1,343	(8,539)
Deferred income taxes related to the Tax Act	12,610	0
Changes in operating assets and liabilities:
Increase in restricted cash	(2,982)	(4,032)
Increase in accounts receivable, prepaid expenses and other assets	(877)	(1,088)
Increase in advanced commissions	(2,548)	(12,470)
Decrease in income taxes receivable	—	591
(Decrease) increase in income taxes payable	(1,334)	2,121
Increase in accounts payable, accrued expenses and other liabilities	9,884	11,960
Increase in deferred revenue	232	46
(Decrease) increase in due to member pursuant to tax receivable agreement	(531)	9,233
Decrease in due to member related to the Tax Act	(11,835)	—
Net cash provided by operating activities	41,901	17,987
Investing activities:
Capitalized internal-use software and website development costs	(2,956)	(3,052)
Purchases of property and equipment	(509)	(61)
Net cash used in investing activities	(3,465)	(3,113)
Financing activities:
Proceeds from borrowings under revolving line of credit	—	7,500
Payments on borrowings under revolving line of credit	—	(15,000)
Payments for contingent acquisition consideration	—	(547)
Payments for noncompete obligation	(96)	(192)
Class A common stock withheld in treasury from restricted share vesting	(842)	(160)
Issuances of Class A common stock under equity compensation plans	33	19
Issuances of Class A common stock from treasury	—	21
Purchases of Cass A common stock pursuant to share repurchase plan	(4,923)	—
Distributions to member	(5,477)	(1,996)
Net cash used in financing activities	(11,305)	(10,355)
Net increase in cash and cash equivalents	27,131	4,519
Cash and cash equivalents at beginning of period	12,214	7,695
Cash and cash equivalents at end of period	$39,345	$12,214

Supplemental disclosure of non-cash financing activities:
Change in due to member related to Exchange Agreement	$18,618	$—
Change in deferred tax asset related to Exchange Agreement	(20,732)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	16,487	—
Exchange of Class B membership interests related to Exchange Agreement	(14,374)	—
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	638	2,761

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Consolidated Financial Statements
December 31, 2017

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc., to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, HP and ASIA are consolidated subsidiaries of HIIQ.

Business Description and Organizational Structure of the Company

Our Business

We are a cloud-based technology platform and distributor of affordable individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans, and guaranteed-issue and underwritten health benefit insurance plans ("HBIP"), previously referred to as hospital indemnity plans. Through our technology platform, we also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We are not an insurer and do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. We assume no underwriting, insurance or reimbursement risk.

We help design and structure IFPs and supplemental products in concert with insurance carriers and discount benefit providers. We market products to individuals through our internal distribution network, and we also use an external distribution network consisting of independently owned and operated licensed-agent call centers to market to individuals. For both our internal distribution network and our external distribution network, we collect money and manage the member's non-claims related experience for the IFPs and supplemental products.

STM plans feature a streamlined underwriting process offering immediate coverage options. STM plans generally offer qualifying individuals insurance benefits for fixed short-term durations. STM plans provide up to three months of health insurance coverage with a wide range of deductible and copay levels. In 2016, the Internal Revenue Service, the Employee Benefits Security Administration, and the U.S Department of Health and Human Services, collectively “HHS,” published Internal Revenue Bulletin 2016-47, which provided that, effective January 1, 2017, all STM plans submitted before April 1, 2017 must terminate no later than December 31, 2017, and effective April 1, 2017, new limits were set on STM duration to periods of less than three months but allowing for re-applications with the same or different health insurance carrier.

On February 20, 2018, the Departments of Health and Human Services, Labor, and Treasury, proposed a new rule that would change the way that short-term, limited duration insurance coverage (or short-term plans) is regulated. The proposed rule was developed in response to President Trump's executive order from October 2017 that directed the federal government to expand access to short-term plans, association health plans, and health reimbursement arrangements.

The new rule would extend the maximum duration of these plans from three months to "less than 12 months" (which could be as long as 364 days). The new rule also includes updated notice requirements. The proposed rule specifies that these new requirements would go into effect 60 days after publication of the final rule in the Federal Register. Comments from stakeholders regarding the proposed rule will be accepted until late April 2018. The Departments of Health and Human Services, Labor, and Treasury, will then need to consider these comments, draft a final rule, undergo inter-agency review, and then obtain approval by the Office for Management and Budget before releasing the final rule.

HBIPs are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65. These highly customizable products are generally on an open-provider network without copayments or deductibles and do not have defined policy term lengths.

We provide numerous low-cost supplemental insurance and discount benefit products, including pharmacy benefit cards, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and life insurance policies that are frequently purchased as supplements to IFPs. These are typically monthly programs with automatic renewal that are not affected by the changes to rules relating to the maximum duration or renewal of STM products.

We manage member relations via email, through our online member portal, which is available 24 hours a day, seven days a week, and via telephone. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

Our scalable, proprietary, and web-based technology platform provides members immediate access to the products we sell through our internal and third-party distribution channels. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses abbreviated online applications, some with health questionnaires, to provide an immediate "accept or reject" decision using rules and criteria determined by the carriers for the products we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability and, on a per-policy-basis, reduces the costs associated with marketing, selling, and administering policies.

Our sales of IFP and supplemental products focus on the under-penetrated segment of the U.S. population who are uninsured or underinsured. These respective classes include individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of IMM premiums, underserved “gap populations” that require insurance due to changes caused by life events, such as new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and potential members seeking health insurance between the open enrollment periods created under the Patient Protection and Affordable Care Act (“PPACA”).

As the managing general underwriter and/or broker of IFP and supplemental products, we receive all amounts due in connection with the plans we sell and administer on behalf of the service providers. We refer to these total collections as "premium equivalents," which typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and direct commission payments. From premium equivalents, we remit risk premiums to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, as such carriers and third-party obligors are the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the net balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We generally remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis based on their respective compensation arrangements.

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family or small business, empowering consumers to make health plan decisions and reduce their out-of-pocket costs.

In 2015, we launched a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFP under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of Term Health Insurance and HBIP. We use the term “Term Health Insurance” to refer to fixed-term health insurance products of less than one year in duration, such as STM plans. These IFP plans are the culmination of extensive research on health insurance needs in the PPACA era, and we believe consumers will be able to find affordable prices for these plans on Agile. Agile utilizes what we believe is a best-in-class plan comparison and online enrollment tool for STM and HBIP.

Our History

Our business began operations as HPI in 2008. To facilitate the IPO, HIIQ was incorporated in the State of Delaware in October 2012. In November 2012, through a series of transactions, HPI assigned the operating assets of our business to HPIH, and HPIH assumed the operating liabilities of HPI. Since November 2012, we have operated our business through HPIH and its subsidiaries.

Our Reorganization and IPO

HIIQ sold 4,666,667 shares of common stock for $14.00 per share in the IPO on February 13, 2013. Simultaneous with the offering, HIIQ obtained a 35% membership interest, 35% economic interest and 100% of the voting interest in HPIH.

Upon completion of the offering, HIIQ became a holding company the principal asset of which is its interest in HPIH. All of HIIQ’s business is conducted through HPIH and its subsidiaries. HIIQ is the sole managing member of HPIH and has 100% of the voting rights and control.

HIIQ has two classes of outstanding capital stock: Class A common stock and Class B common stock. Class A shares represent 100% of the economic rights of the holders of all classes of our common stock to share in our distributions. Class B shares do not entitle their holders to any dividends paid by, or rights upon liquidation of, HIIQ. Shares of our Class A common stock vote together with shares of our Class B common stock as a single class, except as otherwise required by law. Each share of our Class A common stock and our Class B common stock entitles its holder to one vote. As of December 31, 2017, Mr. Kosloske, our Chief of Product Innovation, beneficially owns 23.7% of our outstanding Class A common stock and Class B common stock on a combined basis, which equals his combined economic interest in the Company.

HPIH has two series of outstanding equity: Series A Membership Interests, which may only be issued to HIIQ, as sole managing member, and Series B Membership Interests. The Series B Membership Interests are held by HPI and HPIS, entities beneficially owned by Mr. Kosloske. As of December 31, 2017, and 2016, (i) the Series A Membership Interests held by HIIQ represent 76.3% and 54.0%, respectively, of the outstanding membership interests, 76.3% and 54.0%, respectively, of the economic interests and 100% of the voting interests in HPIH and (ii) the Series B Membership Interests held by the entities beneficially owned by Mr. Kosloske represent 23.7% and 46.0%, respectively, of the outstanding membership interests, as well as 23.7% and 46.0%, respectively, of the economic interests and no voting interest in HPIH.

Business Acquisitions

Acquisition of HP
On July 14, 2014, we entered into an agreement to acquire HP from Mr. Bruce Telkamp (“Telkamp”), Dr. Sheldon Wang (“Wang”) and minority equity holders of HP. The closing of the acquisition occurred on July 14, 2014 simultaneous with the signing of the agreement.
Acquisition of ASIA
On August 8, 2014, we entered into an agreement to acquire all of the issued and outstanding membership interests of ASIA, a Texas insurance brokerage. The closing of the acquisition occurred on August 8, 2014 simultaneous with the signing of the agreement.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO which closed on February 13, 2013. The Company will cease to be an emerging growth company as of December 31, 2018.

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

Summary of Significant Accounting Policies

Revenue Recognition

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans. Revenues are net of an allowance for policies expected to be canceled by members during a limited cancellation period. We establish an allowance for estimated policy cancellations through a charge to revenues. The allowance is estimated using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported. We periodically review the adequacy of the allowance and record adjustments as necessary. The net allowance for estimated policy cancellations as of December 31, 2017 and 2016 was $471,000 and $641,000, respectively.

Commission rates for our products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them in accordance with contractual agreements.

In addition, we earn enrollment and administration fees on policies issued. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us. Risk premiums are typically reported and remitted to insurance carriers on the 15th of the month following the end of the month in which they are collected. Revenue related to enrollment and administration fees are recognized upon collection from the member.

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

Third-Party Commissions and Advanced Commissions

We utilize a broad network of licensed third-party distributors, in addition to our internal distributors to sell the plans that we help develop. We pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We also pay fees to some distributors for discount benefit plans issued.

Advanced commissions outstanding as of December 31, 2017 and 2016 totaled $39.5 million and $37.0 million, respectively. Advanced commissions consist of amounts advanced to certain third-party distributors. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions by withholding future commissions earned on premiums collected over the period in which policies renew. While we have not experienced any significant write-offs from commission advances, we have recognized an allowance for bad debt expense of $180,000 and $454,000 as of December 31, 2017 and 2016, respectively. In addition, from time to time, certain of these advanced commissions arrangements include a loan agreement for the purposes of securing the advanced payments we make. Generally, these advances will be repaid by withholding payments on future commissions earned by the distributor, as described in the respective agreements. A fee for the advance commission of up to 2% of the insurance premium sold is charged to the distributors and recognized as a reduction of the related commissions expense over the period of advance. The reductions of commission expense related to this practice for the years ended December 31, 2017 and 2016 were $2.3 million and $2.6 million, respectively.

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

Restricted Cash

In our capacity as the managing general underwriter, we collect premiums from members and distributors and, after deducting our earned commission and fees, remit these risk premiums to our contracted insurance carriers, discount benefit vendors and distributors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheets with the related liabilities reported in accounts payable and accrued expenses. The Company previously referred to such restricted cash as cash held on behalf of others at December 31, 2016. Restricted cash at December 31, 2017 and 2016 was $14.9 million and $11.9 million, respectively.

Accounts Receivable

Accounts receivable represent amounts due to us for premiums collected by a third-party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are canceled retroactively if the payment remains delinquent. We have not experienced any material credit losses from accounts receivable and have not recognized a significant provision for uncollectible accounts receivable.

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

During the year ended December 31, 2015, we capitalized $895,000 of costs incurred, consisting primarily of direct labor, in the development of a website for which the software underlying the website will not be marketed externally. The operating phase of the development of this website commenced on July 1, 2015. No additional costs have since been capitalized. During each of the years ended December 31, 2017 and 2016, approximately $179,000 of amortization has been recorded related to the capitalized website development costs.

Internal-use software

Generally, the costs incurred during the preliminary project stage are expensed as incurred; costs incurred for activities during the application development stage are capitalized; and costs incurred during the post-implementation/operation stage are expensed as incurred.

Upon reaching the post-implementation/operation stage of the development of internal-use software, the capitalized costs are amortized over the estimated useful life of the asset, which we generally expect to be 3 years.

For the year ended December 31, 2017 and 2016, we capitalized $3.0 million and $3.1 million, respectively, of costs incurred, consisting primarily of direct labor, in the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development phase. For the year ended December 31, 2017 and 2016, there was $1.7 million and $774,000, respectively, of amortization expense recorded for projects in the post-implementation/operation phase of development.

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

Under FASB guidance, we have the option of performing a qualitative assessment to determine whether based on the facts and circumstances it is more likely than not that the fair value of the reporting unit exceeds the carrying value of its net assets. A qualitative assessment requires judgments involving relevant factors, including but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and other relevant company-specific events such as changes in management, key personnel or business strategy, where applicable. If we elect to bypass the qualitative assessment, or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the unit is less than its carrying value, a quantitative assessment for impairment is required. The quantitative assessment for evaluating the potential impairment of goodwill involves a two-step assessment process which requires significant estimates and judgments by us to be used during the analysis. In step one we determine if there is an indication of goodwill impairment by determining the fair value of the reporting unit’s net assets and comparing that value to the reporting unit’s carrying value including the goodwill. If the carrying value of the net assets exceed the fair value, then the second step of the impairment assessment is required. The step two assessment determines if an impairment exists, and if so, the magnitude of the impairment by comparing the estimated fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the carrying value over the estimated fair value of the goodwill determines the amount of impairment which would then be recorded as a loss on our statement of income in the year the impairment occurred. See Note 11 for further information on our reporting unit.

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

The Company performed its annual impairment analysis as of October 1, 2017 and 2016, respectively, and upon completion of the analysis in step one we determined that the fair value of the reporting unit exceeded its carrying value, each year. As such, a step two analysis was not required. Our goodwill balance arose from our previous acquisitions. See above for details on historic acquisitions and Note 4 for further discussion of our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 4 for further discussion of our intangible assets.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value. No impairments on intangible assets were recorded during the year ended December 31, 2017 and 2016.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses for the years ended December 31, 2017 and 2016 were $11.5 million and $11.1 million respectively and are classified as selling, general and administrative expense (“SG&A”).

Accounting for Stock-based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of stock appreciation rights ("SARs") and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Volatility is calculated using the Company’s trading history. The expected term of awards granted is based on the Company’s best estimate and the use of the simplified method for “plain vanilla” awards under GAAP, where applicable.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within SG&A expense in the consolidated statements of income.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. See Note 8 for further discussion of stock-based compensation.

Accounting for Income Taxes

HPIH is taxed as a partnership for federal income tax purposes; as a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income.

We are subject to U.S. corporate federal, state and local income taxes that are attributable to HIIQ as reflected in our consolidated financial statements. We use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are not uncertain tax positions outstanding as of December 31, 2017 and 2016, respectively. See Note 9 for further discussion of income taxes.

Basic and Diluted Earnings per Share

Basic earnings per share is determined by dividing the net earnings attributable to Class A common stockholders by the weighted average number of Class A common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs and options are computed using the treasury stock method. See Note 10 for further discussion of earnings per share.

The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. For more information on our classes of stock, see Note 7.

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

Recently adopted accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the FASB’s simplification initiative. The amendment affects all entities that issue share-based payment awards to their employees. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The Company elected to early adopt this update during the quarter ended March 31, 2017. The Company’s former Chief Executive Officer exercised 1.0 million Stock Appreciation Rights in February 2017. Early adoption of this update was favorable in light of the material exercise and as a result of this adoption, during the three months ended March 31, 2017, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and resulted in a $0.38 increase in our first-quarter basic earnings per share. For the year ended December 31, 2017, total excess tax benefits realized was $4.2 million.

Recently issued accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this standard, and will adopt this guidance on December 31, 2018, the date our emerging growth company status expires. We do not expect it to have a significant impact on our consolidated financial statements and disclosures. We will adopt this standard prospectively as required by the standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company does not believe that this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We are required to adopt this guidance on December 31, 2018, the date our emerging growth company status expires however early adoption is permitted, including adoption in an interim period. The Company will adopt this standard in its first quarter of 2018 utilizing the retrospective adoption method. This update will change the presentation of the cash flow statement since the Company has a material amount of restricted cash.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides amendments to the codification for eight specific cash flow issues such as the classification of debt prepayment or debt extinguishment costs to the classification of the proceeds from the settlement of insurance claims. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company will adopt this guidance on December 31, 2018, the date our emerging growth company status expires. The standard will be implemented using a retrospective transition method to each period presented, except where it is impracticable, and the amendments for those issues will be applied prospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases - financing and operating - other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance in reporting periods beginning after December 15, 2018. The adoption of this standard will impact the Company’s consolidated balance sheet, but the Company is still assessing any other impacts this standard will have on its consolidated financial statements. The Company does not believe that the impact of adopting this standard will be material to the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which amends the existing revenue recognition standards. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. For a public entity, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. For all other entities, the amendments in this update are effective for reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of its application recognized at the date of initial application. We have not yet selected a transition method. We are managing the implementation of this new standard in close consultation with our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues and service revenues that could be impacted by the new standard and have reviewed individual customer contracts related to these revenue streams to determine if any material differences exist between the current and new revenue standards. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact of adoption on our consolidated financial statements. We anticipate that we will complete our assessment of the new standard and the potential financial impact by the end of the second quarter of fiscal year 2018. We will adopt this guidance on December 31, 2018, the date our emerging growth company status expires.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2.	Variable Interest Entities

As of December 31, 2017, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 76.3% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest. As of December 31, 2017 and 2016, HIIQ holds 100% of the voting power, respectively, and 76.3% and 54.0% of the membership and economic interest in HPIH, respectively. See Note 7 for further information on our ownership structure.

3.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2017	2016
Computer equipment	$686	$373
Furniture and fixtures	211	192
Leasehold improvements	417	246
Website development and internal-use software	7,798	4,836
Total property and equipment	$9,112	$5,647
Less accumulated depreciation	3,704	1,625
Total property and equipment, net	$5,408	$4,022

Depreciation expense, including depreciation related to capitalized website development and internal-use software, was approximately $2.1 million and $1.1 million, respectively, for the years ended December 31, 2017 and 2016.

4.	Goodwill and Intangible Assets

Goodwill

Goodwill has been recorded as a result of previous acquisitions. There were no additions to goodwill during the year ended December 31, 2017. See Note 1 for further discussion of our history of acquisitions. No losses on impairment of goodwill were recorded during the years ended December 31, 2017, or 2016. The carrying amounts as of December 31, 2017 and 2016 were $41.1 million.

Other intangible assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net as of December 31, 2017 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(396)	$981
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(3,428)	631
Noncompete agreements	4.7	987	(987)	—
Customer relationships	5.8	1,484	(1,154)	330
Capitalized software	6.7	8,571	(4,571)	4,000
Total intangible assets		$16,518	$(10,576)	$5,942

Major classes of intangible assets as of December 31, 2016 consisted of the following ($ in thousands):

	Weighted-average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	14.1	$1,377	$(311)	$1,066
Carrier network	5.0	40	(40)	—
Distributor relationships	6.8	4,059	(2,831)	1,228
Noncompete agreements	4.7	987	(881)	106
Customer relationships	5.8	1,484	(1,125)	359
Capitalized software	6.7	8,571	(3,423)	5,148
Total intangible assets		$16,518	$(8,611)	$7,907

Amortization expense for year ended December 31, 2017, and 2016 was $2.0 million and $2.2 million, respectively.

Estimated annual pretax amortization for intangibles assets in each of the next five years and thereafter are as follows ($ in thousands):

2018	$1,725
2019	1,338
2020	1,338
2021	685
2022	114
Thereafter	742
Total	$5,942

Reviews of other intangible assets are performed at each reporting period in accordance with GAAP. No impairments were noted during the years ended December 31, 2017 or 2016.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2017 and 2016 consisted of the following ($ in thousands):

	December 31,
	2017	2016
Carriers and vendors payable	$14,726	$11,385
Commissions payable	8,811	5,710
Accrued wages	7,116	4,206
Accrued refunds	1,940	3,238
Accounts payable	3,725	928
Accrued professional fees	820	910
Accrued credit card/ACH fees	483	430
Accrued restructuring	—	3
Other accrued expenses	2,104	2,870
Total accounts payable and accrued expenses	$39,725	$29,680

6.	Debt

     On July 17, 2017, the Company, through HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, and certain of its affiliates as guarantors, and SunTrust Bank, as lender (the “Lender”). The Credit Agreement provides for a $30.0 million revolving credit facility (the “Credit Facility”) pursuant to which the Lender has agreed to make revolving loans and issue letters of credit. The Credit Facility will be used for general corporate purposes, including funding of ongoing working capital needs, capital expenditures, and permitted acquisitions. The Credit Facility also provides HPIH with the right to request additional incremental term loans thereunder up to an aggregate additional amount of $20.0 million, subject to the satisfaction of certain additional conditions provided therein.

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

The Credit Agreement contains customary covenants including, but not limited to, (i) a minimum interest coverage ratio and a maximum Consolidated Total Leverage Ratio and (ii) limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations and sales of assets. The Company was in compliance with all covenants as of December 31, 2017. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions.

As of December 31, 2017, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. Concurrent with the execution of the above Credit Agreement, the Company terminated its previous revolving line of credit established on December 15, 2014. As of December 31, 2016 we had no outstanding balance from draws on the previous revolving line of credit and was in compliance with all covenants.

7.	Stockholders' Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. As of December 31, 2017, the Class A common stockholders had 76.3% of the voting power in HIIQ and the Class B common stockholders had 23.7% of the voting power in HIIQ. Holders of shares of our Class A common stock have 100% of the economic interest in HIIQ. Holders of Class B common stock do not have an economic interest in HIIQ.

The determination to pay dividends, if any, to our Class A common stockholders will be made by our Board of Directors. We do not, however, expect to declare or pay any cash or other dividends in the foreseeable future on our Class A common stock, as we intend to reinvest any cash flow generated by operations in our business. We may enter into credit agreements or other borrowing arrangements in the future that prohibit or restrict our ability to declare or pay dividends on our Class A common stock. In the event of liquidation, dissolution or winding up of HIIQ, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of our Class A common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Class A common stock. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

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

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of the Series B Membership Interests of HPIH (“Series B Membership Interests”). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. In connection with each exchange, HPIH cancels the delivered Series B Membership Interests and issues to us Series A Membership Interests on a one-for-one basis. Thus, as holders exchange their Series B Membership Interests for Class A common stock, our interest in HPIH increases.

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

On August 15, 2014, we entered into an underwriting agreement and exchange agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the “Selling Stockholders”) to exchange Series B Membership Interests and an equal number of shares of our Class B common stock for 1,725,000 shares of Class A common stock to the Selling Stockholders. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 1,725,000 shares of Class A common stock at a public offering price of $12.15 per share ($11.54 per share, net of underwriting discounts), for net proceeds of $19.9 million. No shares were sold by the Company in this offering. The sale by the Selling Stockholders was made pursuant to a registration statement on Form S-3. At the time of exchange, the acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity to reflect the decrease in the noncontrolling interest’s investment in HPIH.

On March 13, 2017, the Selling Stockholders completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under the above-described Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 3,000,000 shares of Class A common stock at a public offering price of $14.00 per share ($13.16 per share, net of underwriting discounts), for net proceeds of $39.5 million. No shares were sold by the Company in this offering. The acquisition of the Series B Membership Interests resulted in a decrease in noncontrolling interests with an offsetting increase in stockholders’ equity to reflect the decrease in the noncontrolling interest’s investment in HPIH. See Note 12 for further discussion of this transaction’s effects on a tax receivable agreement we previously entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2017 and 2016, we held 380,777 and 119,544 shares of treasury stock, respectively, recorded at a cost of $6.9 million and $1.1 million, respectively.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 19, 2017, to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At December 31, 2017 the Company had not sold any securities under this registration statement.

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

Under the stock repurchase program, the Company may elect to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a “10b5-1 Plan”). A 10b5-1 Pan, if adopted, would allow the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan, if one is adopted, are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

 During the year ended December 31, 2017, we repurchased 222,184 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $22.15. During the year ended December 31, 2016, there were no repurchases made under the previously authorized plan established on December 17, 2014. The previous plan remained in place until December 31, 2016.

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

During the year ended December 31, 2017, there were 39,049 shares transferred to Treasury as a result of surrendered shares of vested stock awards for the settlement of participant tax obligations. During the year ended December 31, 2016, there were 21,397 shares transferred to Treasury as a result of surrendered shares of vested restricted stock awards for participant tax obligations. During the year ended December 31, 2016, there were 43,600 shares transferred to Treasury as the result of forfeitures of restricted stock awards, and 75,749 shares were granted to certain employees from Treasury as restricted stock awards. See Note 8 for further information on our Long Term Incentive Plan.

8.	Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. In May 2017, the Company’s shareholders approved an increase of 2,000,000 shares of Class A common stock and as of that date to December 31, 2017, there were 5,250,000 shares of Class A common stock reserved for issuance under the LTIP. As of December 31, 2016, there were 3,250,000 shares of Class A common stock reserved for issuance under the LTIP. At December 31, 2017, there were approximately 1.1 million remaining shares available for grant under the LTIP.

Restricted Stock

The vesting periods for grant recipients are at the discretion of the Compensation Committee of our Board of Directors and may be vested upon grant, in whole, or in part, but generally vest over a three or four year period. Restricted stock awards are amortized using the accelerated method over the vesting period.

The table below summarizes activity regarding unvested restricted stock under the LTIP during the years ended December 31, 2017 and 2016 (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value (per share)
Restricted stock unvested at January 1, 2016	201	$7.50
Granted	284	$8.93
Vested	(56)	$7.39
Forfeited	(43)	$7.90
Restricted stock unvested at December 31, 2016	386	$8.52
Granted	880	$22.02
Vested	(139)	$8.68
Forfeited	(3)	$21.95
Restricted stock unvested at December 31, 2017	1,124	$19.04

We realized income tax benefits of $437,000 and $57,000 from activity involving restricted shares for the years ended December 31, 2017 and 2016, respectively. The total grant date fair value of restricted stock that vested for the years ended December 31, 2017 and 2016 was $1.2 million and $413,000, respectively.

Stock Appreciation Rights

The SARs activity for the years ended December 31, 2017 and 2016 is as follows (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2016	1,422	$6.40	5.6	$2,238
Granted	909	$7.34	—	$—
Exercised (b)(c)	(35)	$5.85	—	$253
Forfeited or expired	(67)	$4.95	—	$26
Outstanding at December 31, 2016	2,229	$6.80	5.0	$24,640
Granted	251	$26.16	—	$—
Exercised (b)(c)	(1,412)	$5.56	—	$21,524
Forfeited or expired	(20)	$11.17	—	$112
Outstanding at December 31, 2017	1,048	$13.02	5.2	$13,104
Exercisable at December 31, 2017	399	$10.39	3.8	$5,803

(a)
The intrinsic value of a SAR is the amount by which the market value of the underlying stock as of December 31, 2017, and 2016 exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)
Shares issued upon the exercise of SARs are treated as newly issued shares. There were 1,028,767 shares issued during 2017 related to exercises of SARs. There were 14,489 shares issued during 2016 related to exercises of SARs.

(c)
There was a $3.8 million tax benefit recognized in 2017 related to the adoption of ASU 2016-09 in the first quarter of 2017. There was no tax benefit recognized in 2016 related to stock-based compensation for SARs.

During the year ended December 31, 2017, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period was $14.08 per share. The total fair value of SARs that vested for the year ended December 31, 2017 was $1.1 million.

During the year ended December 31, 2016, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period was $3.68 per share. The total fair value of SARs that vested for the year ended December 31, 2016 was $3.1 million.

On February 9, 2017, the Company’s former Chief Executive Officer exercised 1.0 million SARs at the then NASDAQ Global Market close price of $19.75 resulting in the issuance of 753,197 shares of the Company’s Class A common stock. The transaction resulted in a 9.2% increase in total issued Class A common stock from the December 31, 2016 reported balance.

Stock Options

The stock option activity for the years ended December 31, 2017 and 2016 is as follows (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2016	79	$1.07	7.3	$442
Granted	—	$—	—	$—
Exercised (b)(c)	(39)	$1.06	—	$330
Forfeited or expired	—	$—	—	$—
Outstanding at December 31, 2016	40	$1.08	6.5	$668
Granted	—	$—	—	$—
Exercised (b)(c)	(30)	$1.08	—	$694
Forfeited or expired	—	$—	—	$—
Outstanding at December 31, 2017	10	$1.09	5.5	$223
Exercisable at December 31, 2017	9	$1.09	5.5	$209

(a)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2017, and 2016, exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)
Shares issued upon the exercise of stock options are treated as newly issued shares. There were 30,498 shares issued during 2017 related to exercises of stock options. There were 35,606 shares issued during 2016 related to exercises of stock options.

(c)	There was no tax benefit recognized in 2017 or 2016 related to stock-based compensation for stock options.

During the year ended December 31, 2017 and 2016, no stock options were granted. The total fair value of stock options that vested for the years ended December 31, 2017 and 2016 was $92,000 and $269,000, respectively.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of SARs and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Through November of 2015, expected stock price volatilities were estimated using implied volatilities of comparable publicly-traded companies, given our limited trading history. Since December 2016, volatility has been calculated using the Company’s trading history. The expected term of the awards represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The Company uses its best estimate and the simplified method for “plain vanilla” awards under GAAP for calculating the expected term, where applicable. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within SG&A expense in the consolidated statements of income.

During the first quarter of 2017, the Company elected to early adopt ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and as a result of this adoption, excess tax benefits of $4.2 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense in the consolidated statement of income. The Company has elected to continue its policy of estimating forfeitures in accordance with the update.

None of the stock-based compensation was capitalized during the years ended December 31, 2017 or 2016.

The Black-Scholes option-pricing model was used with the following weighted average assumptions for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Risk-free rate	1.8%	1.4%
Expected life	4.7 years	4.9 years
Expected volatility	64.8%	58.7%
Expected dividend	none	none

The following table summarizes stock-based compensation expense for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Restricted shares	$5,760	$517
SARs	1,628	3,174
Stock options	16	101
	$7,404	$3,792

The following table summarizes unrecognized stock-based compensation and the remaining period over which such stock-based compensation is expected to be recognized as of December 31, 2017 and 2016 ($ in thousands):

2017:	Unrecognized Expense	Weighted Average Remaining years
Restricted shares	$12,978	2.1
SARs	3,037	2.1
	$16,015
2016:
Restricted shares	$2,086	2.1
SARs	1,492	2.0
Stock options	13	0.6
	$3,591

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

9.	Income Tax

We are the sole managing member of HPIH. HPIH is treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, HPIH is not subject to entity-level federal or state income taxation. Any taxable income or loss generated by HPIH is passed through to, and included in, the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal, state and local income taxes on our allocable share of net taxable income or loss of HPIH, as well as any stand-alone income or loss generated by HIIQ. HIIQ’s subsidiary HP is subject to U.S. federal, state and local income taxes separately from HIIQ due to the ownership structure.

The provision for income tax for the years ended December 31, 2017 and 2016, consisted of the following components ($ in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$2,473	$3,295
State	385	493
Total current taxes	2,858	3,788
Deferred:
Federal	13,264	(7,736)
State	696	(803)
Total deferred taxes	13,960	(8,539)
Income taxes	$16,818	$(4,751)

For the year ended December 31, 2017 the provision for income taxes was $16.8 million. For the year ended December 31, 2016 the benefit for income taxes was $4.8 million. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

The items accounting for differences between the federal statutory income tax rate and our effective tax rate for the years ended December 31, 2017 and 2016, are as follows:

	2017	2016
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefits	3.1%	(0.1)%
Tax Act	18.7%	—%
Valuation allowance	(10.6)%	(51.6)%
Operations of nontaxable subsidiary	(8.0)%	(40.9)%
Stock-based compensation contribution	—%	(1.2)%
Non-deductible or non-taxable items	0.1%	2.0%
Other	0.5%	—%
Total	38.8%	(56.8)%

The effective tax rate for the year ended December 31, 2017 was 38.8% and the effective tax rate for the year ended December 31, 2016 was (56.8)%. The difference was mainly driven by the Tax Act, the change in the valuation allowance on the investment in HPIH that is deemed permanent in nature, and the non-controlling interest income. HP’s 2017 book loss generates a deferred tax benefit which is offset by a valuation allowance. On a standalone basis, the effective tax rate for the year ended December 31, 2017 for HIIQ and HP was 33.4% and 0.0%, respectively.

The deferred income tax assets consisted of the following as of December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Investment in subsidiary	$17,980	$16,715
Tax receivable agreement	3,991	3,789
Stock compensation	694	694
Net operating loss carryforwards	3,165	2,230
Allowance for doubtful accounts	5	4
Other	2	165
Total deferred tax assets	25,837	23,597
Less valuation allowances	(9,250)	(12,799)
Deferred tax assets, net of valuation allowance	16,587	10,798
Deferred tax liabilities:
Identifiable intangible assets	(1,197)	(2,383)
Stock compensation	(423)	(225)
Other	(7)	(9)
Deferred tax assets, net	$14,960	$8,181

As of December 31, 2017, the Company had net deferred tax assets totaling approximately $15.0 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

At December 31, 2017 and 2016, HIIQ had no federal or state net operating loss carryforwards. Additionally, at December 31, 2017 and 2016, HP had approximately $14.0 million and $5.7 million, respectively, of federal and state net operating loss carryforwards. These carryforwards are generally available through 2037 and start expiring in 2033.

As of December 31, 2017, the Company determined that a valuation allowance of $9.3 million was necessary to reduce the HPIH outside basis deferred tax asset that is permanent in nature by $7.0 million and HP’s deferred tax assets by $2.3 million. We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We had recorded a valuation allowance against all of the deferred tax assets of HIIQ and maintained a full valuation allowance on all of these deferred tax assets until December 31, 2016. When we determined that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of the related valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur.

The Tax Act

On December 22, 2017, prior to the end of the Company’s fiscal year, the President of the United States signed into law H.R. 1, referred to as the “Tax Act.” The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides up to a one-year measurement period from a registrant’s reporting period that includes the Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.

The reduction of the U.S. federal tax rate from 35% to 21% resulted in tax expense of $12.6 million due to the re-measurement of our deferred tax assets. The reduction of the federal tax rate also resulted in a one-time increase to income of $11.8 million due to the reduction of the TRA liability. The overall net impact of these amounts reduced earnings by $775,000. The reduction in the tax rate will also impact the company’s tax expense in future periods beginning in 2018.

The Company is evaluating the other provisions of the Act and does not believe that the other provisions will have a material impact on the consolidated financial statements, if any.

Uncertain Tax Positions

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

As of December 31, 2017 and 2016, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of December 31, 2017 and 2016, respectively. The Company’s 2013 through 2016 tax years remain subject to examination by tax authorities.

10.	Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the years ended December 31, 2017 and 2016 were as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016
Basic net income attributable to Health Insurance Innovations, Inc.	$17,885	$4,513
Weighted average shares—basic	10,970,995	7,599,533
Effect of dilutive securities:
Restricted shares	340,141	89,126
SARs	606,029	176,801
Stock options	20,560	43,775
Weighted average shares—diluted	11,937,725	7,909,235
Basic net income per share attributable to Health Insurance Innovations, Inc.	$1.63	$0.59
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$1.50	$0.57

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

The following securities were not included in the calculation of diluted net income per share for the respective periods because such inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016
Restricted shares	860	284
SARs	251	1,179
Stock options	—	—

Additionally, potential common stock totaling 3,841,667 shares at December 31, 2017 and 6,841,667 shares at December 31, 2016 issuable under an exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 12 for further details on the exchange agreement.

11.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is our named CODM. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at December 31, 2017 and 2016, we had one reportable operating and geographic segment. The Company periodically reviews the structure of our organization and CODM communications to assess the continued appropriateness of our segment reporting.

12.	Commitments and Contingencies

Leases

We lease office space to conduct our operations which expire between 2017 and 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $15,000 and $34,000 as of December 31, 2017 and 2016, respectively. Total rent expense under all operating leases, which includes equipment, was $618,000 and $504,000 for the years ended December 31, 2017 and 2016, respectively, and is included in SG&A expenses in the accompanying consolidated statements of income.

As of December 31, 2017, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2018	$569
2019	371
2020	—
2021	—
2022	—
Total minimum lease payments	$940

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

Additionally, on August 1, 2012, the Company also entered into an exclusivity agreement with BimSym whereby neither BimSym nor any of its affiliates would create, market or sell a software, system or service with the same or similar functionality as that of A.R.I.E.S. System under which we were required to make monthly payments of $16,000 for five years. The present value of these payments was capitalized and recorded as an intangible asset with a corresponding liability on the accompanying consolidated balance sheets. As of August 1, 2017, both parties to the agreement had fulfilled their commitment.

Tax Receivable Agreement

On February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder and Chief of Product Innovation. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HIIQ’s obligation and not an obligation of HPIH. HIIQ will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HIIQ exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HIIQ breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HIIQ had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2017, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 4,825,000 shares of Class A common stock subsequent to the IPO. See Note 7 for further information on these issuances of Class A common stock.

As a result of the exchanges noted above, we have recorded a liability of $16.2 million pursuant to the TRA as of December 31, 2017. The TRA liability was significantly impacted by the Tax Act which resulted in an $11.8 million decrease in the liability as a result of revaluing the related deferred tax asset at the lower enacted corporate tax rates expected to be in effect at time of realization. We have determined that this TRA amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of December 31, 2016, management reversed the deferred tax asset valuation allowance relating to the TRA. This decision was based on historical earnings, and the outlook of future earnings. The exchange transactions created a tax benefit to be shared by the Company and the entities beneficially owned by Mr. Kosloske.

As of December 31, 2017, we have made $1.2 million of cumulative payments under the TRA. See Note 9 for further information on the income tax implications of the TRA.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company received notification in April 2016 from the Indiana Department of Insurance that a multistate examination had been commenced providing for the review of HCC Life Insurance Company’s (“HCC”) short-term medical plans, Affordable Care Act compliance, marketing, and rate and form filing for all products. In May 2016, the Company received notice that the Market Actions Working Group of the National Association of Insurance Commissioners determined that the examination would become a multistate examination of the Company, which included forty-three (43) states. As the Company was a program manager of HCC products at that time, the notification indicated that the multistate examination would include a review of the activities of the Company and a review of whether the Company’s practices are in compliance with Indiana insurance law and the similar laws of other states participating in the examination. The Company received additional requests on March 16, 2017 in the form of an Expanded Warrant “subpoena” expanding the scope and time period of the examination to include a review of the Company’s marketing, sales, and administration of insurance products for all parties with whom the Company conducted business. The Company has provided the information requested by the expanded warrant. On February 1, 2018, revised February 8, 2018, a letter request was provided to the Company requesting the same information covered by the previously issued warrant, but for carriers other than HCC, for a limited number of categories of previously requested information. The Company is currently providing the information sought in the letter request. The Company is now and has been cooperating fully with the examiners. To date, there have been no reported findings of any sort, no breaches and specifically, no findings of wrong doing against the Company. In addition to the multistate examination led by Indiana, we are aware that several other states, including Florida and

South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated third-party licensed-agent call centers utilized by the Company.

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

Montana Regulatory Action

In May 2016, the Company received notification from the Office of the Montana State Auditor, Commissioner of Securities and Insurance (“CSI”) that an administrative action had been initiated against it. On October 31, 2017, the Company was dismissed from the action. As a result, the Company’s exposure related to this matter, if any, is solely tied to Montana’s involvement in the multistate examination.

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. The MAG has requested certain information and documents from the Company which will be used to review the Company’s sales and marketing practices to ensure the Company is in compliance with Massachusetts laws and regulations. Additionally, the Company’s materials and sales and marketing practices are being evaluated in order to ensure that they are neither deceptive nor do they constitute unfair trade practices.

The Company continues to provide all requested documents and materials requested by the MAG. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG in connection with the MAG’s investigation of the Company.

Texas Regulatory Action

In September 2016, the Texas Department of Insurance (“TDI”) notified the Company that it has instituted an enforcement action to investigate alleged violations of advertising rules and third-party administrator license requirements in connection with the sale of the Company’s products. In connection with the investigation, the TDI requested certain information, records, and explanations, to which the Company responded. On February 8, 2018, the TDI notified the Company that it had closed the investigation effective February 2, 2018. The TDI verbally indicated that the inquiry has been coded as an “internal inquiry and review that resulted in a finding of ‘no violation’ with no disciplinary action taken.”  The matter is considered resolved without penalty or fine from the TDI.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions and we have recently developed and enhanced our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business (except Texas, as described above). Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

The Company has received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to independent insurance carriers. In some situations, those claims also include third-party independent sales agencies with allegations relating to deceptive sales practices. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge or resolve the claims as quickly as possible. Recently, in the Azad, et al. v. Tokio Marine HCC, et al., Case No. Case 3:17-cv-00618, U.S. District Court for the Northern District of California, (“Azad case”), the Company received a non-certified class action complaint alleging that an independent third-party agent and the independent insurance carrier misrepresented the type and availability of coverage and also was deficient in claims intake, handling, processing and payouts. The Company was named as an additional defendant in the case. The federal court dismissed the Company ruling that the alleged violations were issues for the independent agent and carrier to address, and not correctly pled against the Company. The Azad case dismissal on September 22, 2017 was with prejudice so the Company was relieved of liability in that regard. The Company independently filed its own lawsuit against that same carrier, HCC, seeking that the Court ascertain and declare the rights and obligations between the parties. That declaratory action was filed in Hillsborough County, Florida and is styled as Health Insurance Innovations, Inc., et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 17-CA-6679. This declaratory action was filed in response to indemnity demands that the Company received from HCC. No lawsuit has been filed against the Company by HCC, and on August 18, 2017, HCC sent a letter to the Company limiting the scope of its indemnification demand to the Montana administrative matter discussed above (that the Company has been dismissed from), the multistate review discussed above, and the Azad case. Following the Company’s dismissal from the Azad case, on September 29, 2017 HCC sent an additional letter to the Company further limiting the scope of its indemnification demand by removing the Azad case.

In January 2018, the Company was named as a defendant in a non-certified class action complaint styled as Aliquo, et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 18-cv-18, U. S. District Court for the Southern District of Indiana ("Aliquo case"). While the matter is still in its earliest stages of being evaluated, similar to other cases involving the conduct of independent insurance carriers and independent sales agencies, the allegations revolve largely around the conduct of independent insurance carriers related to the claims handling, processing, and resolution process, though the complaint also alleges that potentially deceptive sales practices and unfair trade practices or misrepresentations may also have occurred. The Aliquo case, which largely attempts to bring claims under the RICO Act, seeks to link the Company’s marketing efforts to the independent carriers’ conduct of alleged improper claims handling, post-claims underwriting, and denials despite the Company being uninvolved in either the claims-handling aspect of the process. An additional claim for breach of contract is alleged solely against the independent insurance carriers. Similar to the Azad case described above, the Company will continue to assert that it doesn’t engage in post- claims underwriting or claims handling as complained of in the case. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

Similarly, in the Sean McMaster and Kim McMaster v. Companion Life Ins. Co., et al., Case No. CV2017-006414, Superior Court for the State of Arizona in the County of Maricopa, there are allegations of denied and deficient claims handling relating to another insurance carrier in which the Company was also named as a defendant. The Company is asserting defenses against the claims not limited to that it doesn’t adjudicate claims and made no misrepresentations to McMaster. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

Similar again, is the Charles M. Butler, III and Chole Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) (“Butler case”), in which allegations of misrepresentation and claims handling were made against the independent insurance agency and a carrier, and the plaintiff also named the Company as a party. The Butler case is in the procedural stage of discovery and motion practice. The Company is asserting defenses against the claims not limited to that it doesn’t adjudicate claims and made no misrepresentations to Butler. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

Other

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases are styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions, which are based substantially on the allegations raised in the short-seller report, contain substantially the same allegations and allege that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida. The Securities Actions allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the filed complaints, the plaintiffs in the Securities Actions are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. The Cioe Investments and Vigorito cases have been transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed a lead plaintiff and lead counsel and ordered that lead plaintiff shall file and serve a consolidated complaint no later than 45 days after the order, that is, by March 23, 2018. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

TPA Licensure

On February 14, 2018, the OIR executed a consent order granting a Certificate of Authority to conduct business as a third-party insurance administrator in the State of Florida to HPIH. The consent order and Certificate of Authority were granted pursuant to an application submitted to the OIR by HPIH in October 2017. In the consent order, which sets forth terms and conditions associated with the license, the OIR assessed a fine of $140,000 as a result of a finding by the OIR (which HPIH did not contest) that HPIH conducted business as an insurance administrator in the State of Florida prior to HPIH’s submission of the application.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act ("TCPA") by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. Additionally, the Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. There are three primary cases filed in the courts by Plaintiffs Craig Cunningham, Kenneth Moser, and Amandra Hicks, each styled as a class action but not yet certified, and each Plaintiff alleging or seeking damages ranging from $160,000 to over $5,000,000. The Company is defending these claims and has filed motions to dismiss or the equivalent in each matter. On February 13, 2018, the Company successfully obtained a dismissal from the Cunningham case. The Company is presently reviewing the remaining matters and reviewing distributor compliance, and enhancing existing compliance. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. While it is possible that a loss may arise from these cases, the amount of such loss is not known or estimable at this time. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Data and Privacy

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

13.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Int Holdings LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For each of the years ended December 31, 2017, and 2016, the base maximum allowable contribution amount was $18,000. The Plan also permits for discretionary Company contributions. For each of the years ended December 31, 2017 and 2016, the Company accrued $56,000 for discretionary matching contributions to participants.

14.	Related-Party Transaction

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. During the years ended December 31, 2017, and 2016, HPIH paid cash distributions of 5.5 million and $2.0 million, respectively, to these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. At December 31, 2017, the Company has accrued $638,000 in distributions owed but not yet paid under the operating agreement. The distribution made during the year ended December 31, 2017 included $2.8 million that was accrued as of December 31, 2016.

Distributions by HPIH to its members

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members.

Members of HPIH, including HIIQ, incur U.S. federal and state income taxes on their allocable share of any net taxable income of HPIH. Net profits and net losses of HPIH are generally allocated to its members pro rata in accordance with the percentage interest of the units they hold. In accordance with the operating agreement of HPIH, we cause HPIH to make cash distributions to its members for purposes of funding their tax obligations in respect of the income of HPIH that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of HPIH allocable to the member multiplied by an assumed tax rate equal to the highest marginal effective federal, state and local income tax rate applicable for an individual or corporation taking into account any allowable deductions. Additional amounts may be distributed to us if needed to meet our tax obligations and our obligations pursuant to the TRA. As of December 31, 2017, there were $638,000 of distributions to its members declared but unpaid and reported in due to member on the consolidated balance sheet.

Tax Receivable Agreement

As discussed in Note 12, on February 13, 2013, we entered into a tax receivable agreement with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske.

As of December 31, 2017, re-measurement of the TRA liability as a result of the Tax Act reduced our obligation by $11.8 million. We are obligated to pay $16.2 million pursuant to the TRA, of which $1.1 million was included in current liabilities and $15.1 million was included in long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2017, we have made cumulative payments under the TRA of $1.2 million. As of December 31, 2016, there was $10.0 million payable pursuant to the TRA, of which $521,000 was included in current liabilities and $9.5 million was included in long-term liabilities on the accompanying consolidated balance sheets.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

15.	Concentrations of Credit Risk and Significant Customers

Accounts receivable, net were $2.9 million and $882,000 as of December 31, 2017 and 2016, respectively and is included as a component of accounts receivable, net, prepaid expenses, and other current assets in the accompanying consolidated balance sheets. As of December 31, 2017 we had two customers who made up approximately 26% of the net accounts receivable balance. As of December 31, 2016 we had two customers who made up approximately 43% of the accounts receivable, net balance.

Advanced commissions were $39.5 million and $37.0 million as of December 31, 2017, and 2016, respectively. For the year ended December 31, 2017, two distributors accounted for 60% of our advanced commissions balance compared to the two distributors who accounted for 81% for the year ended December 31, 2016.

Revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services or referral sales. No members individually accounted for 10% or more of the Company’s revenue for the years ended December 31, 2017 or 2016.

For the year ended December 31, 2017, three carriers accounted for 54% of our premium equivalents and for the year ended December 31, 2016, three carriers accounted for 60% of our premium equivalents. For the year ended December 31, 2017, Federal Insurance Company ("CHUBB") accounted for 26%, Everest Reinsurance Company accounted for 17%, and Companion Life Insurance Company accounted for 11%, of our premium equivalents. The Company anticipates that its premium equivalents in 2018 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

1.1
Underwriting Agreement, dated March 8, 2017 among Canaccord Genuity, Inc., Cantor Fitzgerald & Co., Health Insurance Innovations, Inc., Health Plan Intermediaries, LLC, and Health Plan Intermediaries Sub, LLC. Incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 8, 2017.

2.1
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

10.2
Software Assignment Agreement between Health Plan Intermediaries, LLC and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.9 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.3
Marketing/Billing Agreement between Med-Sense Guaranteed Association and Health Insurance Innovations. Incorporated by reference to Exhibit 10.13 to the Second Submission to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121245775) filed December 6, 2012.

10.4
Office Lease Agreement between Health Plan Intermediaries, LLC and Magdalene Center of Tampa, LLC. Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-185596 / Film No. 121278087) filed December 20, 2012.

10.5#	Employment Agreement between Michael W. Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.6 to Current Reports on Form 8-K filed February 13, 2013.

Exhibit No.	Description

10.6#	Employment Agreement between Lori Kosloske and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed February 13, 2013.

10.7
Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 to Current Reports on Form 8-K filed February 13, 2013.

10.8
Tax Receivable Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Current Reports on Form 8-K filed February 13, 2013.

10.9
Exchange Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.3 to Current Reports on Form 8-K filed February 13, 2013.

10.10#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.11#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.12#
Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled). Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.13#	Employment Agreement between Health Insurance Innovations, Inc. and Bruce Telkamp. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2014.

10.14#	Employment Agreement between Health Insurance Innovations, Inc. and Sheldon Wang. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2014.

10.15#
Amendment, dated May 4, 2015, to Employment Agreement between Bruce Telkamp and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2015.

10.16#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015.

10.17#
Form of Stock Appreciation Rights Award Agreement, dated July 1, 2015, granted to Bruce Telkamp and Sheldon Wang under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 7, 2015.

10.18#
Second Amended and Restated Employment Agreement, dated September 16, 2015, between Michael Hershberger and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2015.

10.19#
First Amendment to Employment Agreement, dated November 9, 2015, between the Company and Michael W. Kosloske. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 10, 2015.

10.20#
Amended and Restated Employment Agreement, dated November 15, 2016, between Gavin D. Southwell and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2016.

Exhibit No.	Description

10.21#
Separation Agreement and General Release, dated November 15, 2016, between Health Insurance Innovations, Inc. and Patrick R. McNamee. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 16, 2016.

10.22#
Separation Agreement and General Release, dated November 15, 2016, between Health Insurance Innovations, Inc. and Josef Denother. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 16, 2016.

10.23#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2017.

10.24#	Form of Restricted Stock Award Agreement for executives. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 20, 2017.

10.25#	Form of Restricted Stock Award for non-employee directors. Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on June 20, 2017.

10.26#	Form of Performance Share and Restricted Stock Award Agreement for executives. Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on June 20, 2017.

10.27#
Amendment to Amended and Restated Employment Agreement, dated June 14, 2017, between Gavin Southwell and the Company. Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on June 20, 2017.

10.28#
Amendment to Second Amended and Restated Employment Agreement, dated June 14, 2017, between Michael Hershberger and the Company. Incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on June 20, 2017.

10.29#	Amendment to Employment Agreement, dated June 14, 2017, between Sheldon Wang and the Company. Incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed on June 20, 2017.

10.30#	Amendment to Employment Agreement, dated June 14, 2017, between Bruce Telkamp and the Company. Incorporated herein by reference to Exhibit 10.7 to the Form 8-K filed on June 20, 2017.

10.31#
Non-Employee Director Compensation Plan of the Company, approved June 14, 2017 and effective as of July 1, 2017. Incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed on June 20, 2017.

10.32
Credit Agreement dated July 17, 2017 among Health Plan Intermediaries Holdings, LLC, as borrower, certain affiliates and subsidiaries, as guarantors, and SunTrust Bank, as lender. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2017.

10.33
Appointment and Standstill Agreement, dated December 14, 2017, among Health Insurance Innovations, Inc., Cannell Capital LLC and J. Carlo Cannell. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 15, 2017.

10.34*	Lease Agreements between Health Plan Intermediaries Holdings, LLC and Lake Magdalene Center.

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications.

100.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Document.

*	Document is filed with this Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

By:	/s/ Gavin D. Southwell
Gavin D. Southwell
President and Chief Executive Officer
(Principal Executive Officer)
March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 1, 2018	/s/ Gavin D. Southwell	President, Chief Executive Officer and Director
	Gavin D. Southwell	(Principal Executive Officer)

March 1, 2018	/s/ Michael D. Hershberger	Chief Financial Officer, Secretary and Treasurer
	Michael D. Hershberger	(Principal Financial and Accounting Officer)

March 1, 2018	/s/ Michael W. Kosloske	Director and Chief of Product Innovation
Michael W. Kosloske

March 1, 2018	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 1, 2018	/s/ Robert S. Murley	Director
Robert S. Murley

March 1, 2018	/s/ Paul E. Avery	Director
Paul E. Avery

March 1, 2018	/s/ Anthony J. Barkett	Director
Anthony J. Barkett

March 1, 2018	/s/ John A. Fichthorn	Director
John A. Fichthorn

March 1, 2018	/s/ Dr. Sheldon Wang	Director
Dr. Sheldon Wang