Form 10-Q
period 2018-03-31
Health Insurance Innovations, Inc.
filed 2018-05-03
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Emerging growth company	[X]	Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)		Smaller reporting company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of April 30, 2018, the registrant had 12,915,760 shares of Class A common stock, $0.001 par value, outstanding and 3,841,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,926	$40,907
Restricted cash	15,385	14,920
Accounts receivable, net, prepaid expenses and other current assets	1,979	2,227
Advanced commissions, net	37,061	39,549
Income taxes receivable	633	—
Total current assets	96,984	97,603
Property and equipment, net	5,578	5,408
Goodwill	41,076	41,076
Intangible assets, net	5,478	5,942
Deferred tax assets	14,698	14,960
Other assets	1,098	96
Total assets	$164,912	$165,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32,822	$39,725
Deferred revenue	268	662
Income taxes payable	—	787
Due to member	1,137	1,775
Other current liabilities	7	5
Total current liabilities	34,234	42,954
Due to member	15,096	15,096
Other liabilities	32	34
Total liabilities	49,362	58,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,915,760 and 12,731,758 shares issued as of March 31, 2018 and December 31, 2017, respectively; 12,533,874 and 12,350,981 shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	13	13
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 3,841,667 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	4	4
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017)	—	—
Additional paid-in capital	74,594	71,770
Treasury stock, at cost (381,886 and 380,777 shares as of March 31, 2018 and December 31, 2017, respectively)	(6,923)	(6,887)
Retained earnings	23,451	19,305
Total Health Insurance Innovations, Inc. stockholders’ equity	91,139	84,205
Noncontrolling interests	24,411	22,796
Total stockholders’ equity	115,550	107,001
Total liabilities and stockholders' equity	$164,912	$165,085

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues (premium equivalents of $104,976 and $90,940 for the three months ended March 31, 2018 and 2017, respectively)	$67,750	$55,868
Operating expenses:
Third-party commissions	41,212	31,435
Credit card and ACH fees	1,377	1,183
Selling, general and administrative	16,213	15,257
Depreciation and amortization	1,165	938
Total operating expenses	59,967	48,813
Income from operations	7,783	7,055

Other (income) expense:
Interest income	(26)	(1)
Other expense	28	3
Net income before income taxes	7,781	7,053
Provision (benefit) for income taxes	1,796	(1,469)
Net income	5,985	8,522
Net income attributable to noncontrolling interests	1,839	2,688
Net income attributable to Health Insurance Innovations, Inc.	$4,146	$5,834

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.36	$0.66
Diluted	$0.33	$0.58
Weighted average Class A common shares outstanding
Basic	11,589,777	8,892,239
Diluted	12,658,277	10,051,369

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2017	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of Class A common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in Treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock-based compensation	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Net income	—	—	—	—	—	—	—	4,146	1,839	5,985
Issuance of Class A common stock under equity compensation plans	184,002	—	—	—	3	—	—	—	—	3
Class A common stock withheld in Treasury from restricted share vesting	(1,109)	—	—	—	—	1,109	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	2,821	—	—	—	—	2,821
Distributions	—	—	—	—	—	—	—	—	(224)	(224)
Balance as of March 31, 2018 (unaudited)	12,533,874	$13	3,841,667	$4	$74,594	381,886	$(6,923)	$23,451	$24,411	$115,550

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$5,985	$8,522
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,633	821
Depreciation and amortization	1,165	938
Deferred income taxes	262	309
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other assets	261	(844)
Decrease in advanced commissions	1,473	1,287
Increase in income taxes receivable	(633)	(1,645)
Decrease in income taxes payable	(787)	(2,121)
Decrease in accounts payable, accrued expenses and other liabilities	(6,903)	(677)
(Decrease) increase in deferred revenue	(394)	46
Net cash provided by operating activities	3,062	6,636
Investing activities:
Capitalized internal-use software and website development costs	(570)	(669)
Purchases of property and equipment	(113)	(14)
Net cash used in investing activities	(683)	(683)
Financing activities:
Payments for noncompete obligation	—	(48)
Class A common stock withheld in treasury from restricted share vesting	(36)	(185)
Issuances of Class A common stock under equity compensation plans	3	9
Distributions to member	(862)	(1,197)
Net cash used in financing activities	(895)	(1,421)
Net increase in cash and cash equivalents, and restricted cash	1,484	4,532
Cash and cash equivalents, and restricted cash at beginning of period	55,827	25,370
Cash and cash equivalents, and restricted cash at end of period	$57,311	$29,902

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$2,969	$1,986
Interest	1	4
Non-cash investing activities:
Capitalized stock-based compensation	$188	$—
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$—	$18,619
Change in deferred tax asset related to Exchange Agreement	—	(20,732)
Issuance of Class A common stock in a private offering related to Exchange Agreement	—	16,484
Exchange of Class B membership interests related to Exchange Agreement	—	(14,371)
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	—	2,695

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc., to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, HP, and ASIA are consolidated subsidiaries of HIIQ.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which, except as disclosed in the below section titled "Reclassifications," include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

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

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Reclassifications

The Company reclassified in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents.

This change resulted in an increase in cash and cash equivalents, and a corresponding decrease in accounts receivable, net, prepaid expense and other current assets of $2.4 million as of March 31, 2018 on the condensed consolidated balance sheet. As of December 31, 2017, the change resulted in a $1.6 million increase in cash and cash equivalents, and a corresponding decrease in accounts receivable, net, prepaid expense and other current assets.

The impact on the condensed consolidated statement of cash flows for the three months ended March 31, 2018 was an increase in cash provided by operating activities of $872,000. For the three months ended March 31, 2017, the impact of this reclassification on the condensed consolidated statement of cash flows resulted in a decrease in operating cash flows of $1.1 million.

The changes described do not effect the condensed consolidated statements of income or stockholders’ equity.

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

Recently adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, an update which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this update during the first quarter of 2018 and has properly reported restricted cash and restricted cash equivalents in our beginning-of-period and end-of-period total cash and cash equivalents balance.

Accounting pronouncements not yet adopted

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which amends the existing revenue recognition standards. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. For a public entity, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. For all other entities, the amendments in this update are effective for reporting periods beginning after December 15, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of its application recognized at the date of initial application. We have not yet selected a transition method. We are managing the implementation of this new standard in close consultation with our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues and service revenues that could be impacted by the new standard and have reviewed individual customer contracts related to these revenue streams to determine if any material differences exist between the current and new revenue standards. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact of adoption on our consolidated financial statements. We anticipate that we will complete our assessment of the new standard and the potential financial impact by the end of the third quarter of fiscal year 2018. We will adopt this guidance on December 31, 2018, the date our emerging growth company status expires.

The Company has reviewed all other issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2. Other Assets

Other assets for the three months ended March 31, 2018 were $1.1 million compared to $96,000 at the year ended December 31, 2017. This change was primary the result of a $1.0 million increase in advanced commissions that, contractually, are not expected to be collected within 12 months.

3. Goodwill and Intangible Assets

There have been no material changes to Goodwill and Intangible assets from amounts reported in the Company’s Annual Report on Form 10-K at December 31, 2017 except for amortization expense recorded for definite lived intangible assets. Amortization expense for the three months ended March 31, 2018 and 2017 was $464,000 and $511,000, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2018	December 31, 2017
Carriers and vendors payable	$15,942	$14,726
Commissions payable	8,482	8,811
Accrued wages	2,118	7,116
Accrued refunds	1,551	1,940
Accounts payable	2,216	3,725
Accrued professional fees	1,032	820
Accrued credit card/ACH fees	474	483
Other accrued expenses	1,007	2,104
Total accounts payable and accrued expenses	$32,822	$39,725

5. Debt

There have been no changes to Company debt from amounts reported in the Company’s Annual Report on Form 10-K at December 31, 2017. As of March 31, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. The Company is in compliance with all covenants.

6. Stockholders’ Equity

There have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K at December 31, 2017 except for the following items:

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

During the three months ended March 31, 2018 and 2017 there were 1,109 and 11,627 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. No shares were transferred to Treasury as a result of forfeitures of restricted stock awards during the three months ended March 31, 2018 and 2017. There was no other Treasury activity during the three months ended March 31, 2018.

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock.

During the three months ended March 31, 2018 there were no repurchases made under the current share repurchase program. During the year ended December 31, 2017, we repurchased 222,184 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $22.15. During the three months ended March 31, 2017 there were no repurchases made under the previous share repurchase program.

7. Stock-based Compensation

No restricted shares, SARs, or stock options were granted during the three months ended March 31, 2018 or 2017.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted shares	$2,269	$380
SARs	552	433
Stock options	—	8
Less amounts capitalized for internal-use software	(188)	—
Total	$2,633	$821

The following table summarizes unrecognized stock-based compensation and the remaining weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2018 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$10,713	1.9
SARs	2,564	2.0
Total	$13,277

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three months ended March 31, 2018 and 2017, there were 2,400 and 1.1 million SARs exercised, respectively, resulting in an increase of 2,000 and 784,000 issued shares of Class A common stock, respectively. During the three months ended March 31, 2018 and 2017, there were no SARs forfeited.

During the three months ended March 31, 2018 and 2017, there were 2,600 and 8,000 options exercised, respectively. During the three months ended March 31, 2018 and 2017, there were no options forfeited.

During the three months ended March 31, 2018, there were 179,400 restricted stock awards issued for performance restricted shares previously granted in which the performance metrics were contractually satisfied during the period. No restricted stock awards were issued in the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, there were no restricted stock awards forfeited.

For the three months ended March 31, 2018 and 2017, there were cash outflows of $36,000 and $185,000, respectively, with respect to shares redeemed to cover the tax obligations for the settlement of vested Restricted stock.

We recognized no income tax benefits from stock-based activity for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company elected to early adopt ASU 2016- 09, Improvements to Employee Share-Based Payment Accounting, and as a result of this adoption, excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards were recorded as a decrease in income tax expense and a $0.38 increase in our basic earnings per share in the condensed consolidated statement of income.

For the three months ended March 31, 2018, we capitalized $188,135 of stock-based compensation expense related to the development of internal-use software. See Note 1 and Note 3 of our Annual Report on Form 10-K for the period ended December 31, 2017 for further information on our internal-use software.

8. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three months ended March 31, 2018 and 2017 were as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Basic net income attributable to Health Insurance Innovations, Inc.	$4,146	$5,834
Weighted average shares—basic	11,589,777	8,892,239
Effect of dilutive securities:
Restricted shares	538,465	251,406
SARs	521,782	872,467
Stock options	8,253	35,257
Weighted average shares—diluted	12,658,277	10,051,369
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.36	$0.66
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.33	$0.58

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be antidilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
SARs	251	—

Additionally, potential common stock totaling 3,841,667 shares at March 31, 2018 and 2017 issuable under the exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the exchange agreement.

9. Income Taxes

HPIH is taxed as a partnership for income tax purposes; as a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income. We are subject to U.S. corporate federal, state, and local income taxes on our allocable share of net taxable income that is reflected in our condensed consolidated financial statements.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 23.1% and (20.8)%, respectively. For the three months ended March 31, 2018 and 2017, the provision and benefit for income taxes was $1.8 million and $1.5 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. On a standalone basis, the effective tax rate for the three months ended March 31, 2018 and 2017 for HIIQ was 20.6% and (17.9)%, respectively, while the effective tax rate for each of the three months ended March 31, 2018 for HP was 0.0% and 3.8%, respectively.

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

For the three months ended March 31, 2018 and 2017, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of March 31, 2018 and 2017, respectively. The Company’s 2014 through 2017 tax years remain subject to examination by tax authorities.

10. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the three months ended March 31, 2018, HPIH paid cash distributions of $862,000 for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of these cash distributions, $638,000 was related to amounts accrued for at December 31, 2017 and included in Due to member on the consolidated balance sheet. For the three months ended March 31, 2017, $38,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of March 31, 2018, we have no accrued payments due to member, other than the TRA liability disclosed below, recorded in the due to member in condensed consolidated balance sheet.

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (the "TRA") with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder and Chief of Product Innovation. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state, and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HIIQ’s obligation and not an obligation of HPIH. HIIQ will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HIIQ exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HIIQ breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HIIQ had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of March 31, 2018, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 4,825,000 shares of Class A common stock subsequent to the IPO. As of March 31, 2018, as a result of these exchanges, we have recorded a liability of $16.2 million pursuant to the TRA, of which $1.1 million is included in current liabilities and $15.1 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of March 31, 2018, we have made $1.2 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company is the subject of a previously disclosed multistate market conduct examination ("MCE") that commenced in April 2016 by the Market Actions Working Group of the National Association of Insurance Commissioners. The MCE, which is led by the Indiana Department of Insurance, comprised of 43 participating state insurance departments, was initially focused on a review of HCC Life Insurance Company’s sales, marketing, and compliance practices relating to short-term medical plans. The MCE was later expanded to include the Company’s marketing, sales, compliance, and administration activities. During the period from May 2016 through February 2018, the Company was served with requests for information in the form of subpoenas, and the Company has responded to the requests and has otherwise been fully cooperating with the examiners. As of May 2, 2018, no findings of any sort (including findings of breaches or wrongdoing) have been formally or informally communicated to the Company by the examiners. On April 10, 2018 the California Department of Insurance published a December 2017 Regulatory Settlement Agreement between HCC and certain states participating in the HCC MCE, although the Company was not included in that reported settlement.

In addition to the MCE led by Indiana, we are aware that several other states, including Florida and South Dakota, are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated third-party licensed-agent call centers utilized by the Company.

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

The Company continues to provide all requested documents and materials requested by the MAG. The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the relatively procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG in connection with the MAG’s investigation of the Company. As of April 30, 2018 there have been no findings of any sort (including findings of breaches or wrongdoing) communicated to the Company by the MAG.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions and we continue to develop and enhance our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations, or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In January 2018, the Company was named as a defendant in a non-certified class action complaint styled as Aliquo, et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 18-cv-18, U.S. District Court for the Southern District of Indiana ("Aliquo case"). The Company moved to dismiss the complaint on March 9, 2018. Prior to hearing on the Motion to Dismiss the plaintiffs’ counsel amended the complaint substituting in new plaintiffs named Bryant and Delgado. As such, the complaint was restyled as Bryant et. al. v. HCC Medical Insurance Services, LLC, et al. with the same case number. The Company and other defendants will likely respond with motions to dismiss on procedural grounds. Similar to other cases involving the conduct of independent insurance carriers and independent sales agencies, the allegations revolve largely around the conduct of independent insurance carriers related to the claims handling, processing, and resolution process, though the complaint also alleges that potentially deceptive sales practices and unfair trade practices or misrepresentations may also have occurred. The Bryant case, which largely attempts to bring claims under the RICO Act, seeks to link the Company’s marketing efforts to the independent carriers’ conduct of alleged improper claims handling, post-claims underwriting, and denials despite the Company being uninvolved in any of these listed activities. In fact, with at least one of the newer plaintiffs (Delgado), it seems that the Company had no relationship. An additional claim for breach of contract is alleged solely against the independent insurance carriers. The Company will continue to assert that it doesn’t engage in post- claims underwriting or claims handling as complained of in the case. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In the case styled as Charles M. Butler, III and Chole Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) (“Butler case”), in which allegations of misrepresentation and claims handling were made against the independent insurance agency and a carrier, the plaintiff also named the Company as a party. The Butler case is in the procedural stage of discovery and motion practice. The Company is asserting defenses against the claims not limited to that it doesn’t adjudicate claims and made no misrepresentations to Butler. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In the case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter case”), in which allegations of claims handling were made against the carrier and the plaintiff also named the Company as a party. The Carter case was recently received on March 20, 2018 and the Company is evaluating the matter. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

Other

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases were styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions, which were based substantially on the allegations raised in the short-seller report, contained substantially the same allegations, and alleged that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida.

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and adds allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”), which proceeding was dismissed on October 31, 2017 in light of CSI’s decision to join the Indiana Multistate Examination. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. The Company’s response to the consolidated complaint is due on May 7, 2018. The Company intends to vigorously defend against the claims. However, at this time, it cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Putative Derivative Action Lawsuits

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the Delaware Court of Chancery naming most of the Company’s directors and executive officers as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the factual allegations in the above-described consolidated securities class action consolidated complaint and include additional allegations relating to misconduct by third-party call centers utilized by the Company in its operations. To the Company’s knowledge, only the Company has been served with the complaints to date. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. Defendants intend to vigorously defend against these claims. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act ("TCPA") by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. There are three primary cases filed in the courts by Plaintiffs Craig Cunningham, Kenneth Moser, and Amandra Hicks, each styled as a class action but not yet certified, and each Plaintiff alleging or seeking damages ranging from $160,000 to over $5,000,000. The Company is defending these claims and has filed motions to dismiss or the equivalent in each matter. On February 13, 2018, the Company successfully obtained a dismissal from the Cunningham case however, Cunningham refiled his complaint and the second case was dismissed on March 1, 2018. Making a third attempt, Cunningham refiled his complaint on April 16, 2018, in a now-third venue, the Middle District of Florida. In the Moser case, on April 19, 2018, a court-ordered Early Neutral Evaluation occurred with all parties in attendance. Settlement discussions were unproductive and the magistrate judge set the schedule for discovery. In Hicks, the case is proceeding to an initial mediation presently set for June 15, 2018. A similar case, known as Foote, was filed on March 22, 2018, and also styled but not yet certified as class action. The Company is reviewing the matter and its response is not yet due. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. While it is possible that a loss may arise from these cases, the amount of such loss is not known or estimable at this time. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Data and Privacy

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

Other matters

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to carriers with which we do business. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge, or resolve the claims as quickly as possible.

We enter agreements in the ordinary course of business that may require us to indemnify the other party for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal and informal requests for indemnification from a number of carriers related to the multistate action and the TCPA claims identified above. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

Closed Matters

TPA Licensure

On February 14, 2018, the Florida Office of Insurance Regulation ("OIR") executed a consent order granting a Certificate of Authority to conduct business as a third-party insurance administrator in the State of Florida to HPIH. The consent order and Certificate of Authority were granted pursuant to an application submitted to the OIR by HPIH in October 2017. In the consent order, which sets forth terms and conditions associated with the license, the OIR assessed a fine of $140,000 as a result of a finding by the OIR (which HPIH did not contest) that HPIH conducted business as an insurance administrator in the State of Florida prior to HPIH’s submission of the application.

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

11. Related Party Transactions

There have been no material changes to the Related Party Transactions disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2017, except for those noted in Note 10 above related to required payments under the TRA, and the HPIH and HPI operating Agreement.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements, and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and those factors discussed in “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events, or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

The following table presents a reconciliation of premium equivalents to revenues for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Premium equivalents	$104,976	$90,940
Less risk premium	35,546	33,541
Less amounts earned by third party obligors	1,680	1,531
Revenues	$67,750	$55,868

Policies in force. We consider a policy to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments, commissions, and/or discount benefit fees. Our policies in force are an important indicator of our expected revenues. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A policy becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires, or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017	Change
IFP	192,268	173,675	10.7%
Supplemental products	190,877	171,317	11.4%
Total	383,145	344,992	11.1%

EBITDA. We define this metric as net income before interest, income taxes, and depreciation and amortization. We have included EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA can provide a useful measure for period-to-period comparisons of our business. However, EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. Other companies may calculate EBITDA differently than we do. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for non-cash items such as non-cash stock-based compensation and items that are not part of regular operating activities, including tax receivable adjustments, severance, restructuring, and acquisition costs. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$5,985	$8,522
Interest income	(26)	(1)
Depreciation and amortization	1,165	938
Provision (benefit) for income taxes	1,796	(1,469)
EBITDA	8,920	7,990
Non-cash stock-based compensation	2,633	821
Transaction costs	56	306
Severance, restructuring and other charges	287	533
Adjusted EBITDA	$11,896	$9,650

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense, non-cash items such as non-cash stock-based compensation, and other items that are not part of regular operating activities, including tax receivable adjustments, severance, restructuring, and acquisition costs. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 24%, which consists of the maximum federal corporate rate of 21%, with an assumed 3% state tax rate. Prior to the implementation of H.R.1, commonly known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017, we applied an assumed pro forma tax rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

Adjusted net income per share. Adjusted net income per share is computed by dividing adjusted net income by the total number of weighted-average diluted Class A and weighted-average Class B shares of our common stock for each period. We have included adjusted net income per share in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in the evaluation of companies. Other companies may calculate this measure differently than we do. Adjusted net income per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for earnings per share as reported under GAAP.

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$5,985	$8,522
Interest income	(26)	(1)
Amortization	464	511
Provision (benefit) for income taxes	1,796	(1,469)
Non-cash stock-based compensation	2,633	821
Transaction costs	56	306
Severance, restructuring and other charges	287	533
Adjusted pre-tax income	11,195	9,223
Pro forma income taxes	(2,687)	(3,505)
Adjusted net income	$8,508	$5,718
Total weighted average diluted share count	16,500	16,093
Adjusted net income per share	$0.52	$0.36

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

The following table presents a reconciliation of SG&A to Core SG&A for the three months ended March 31, 2018, and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Total SG&A	$16,213	$15,257
Less Stock-based compensation	2,633	821
Less Transaction costs	56	306
Less Severance, restructuring and other charges	287	533
Less Marketing and Advertising	2,232	3,787
Core SG&A	$11,005	$9,810
% of Revenue	16.2%	17.6%

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

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

Revenues for the three months ended March 31, 2018 were $67.8 million, an increase of $11.9 million, or 21.3%, compared to the same period in 2017. The increase was primarily due to the increase in the number of policies in force and improved discount benefit plan offerings. Further, a sales mix shift to more health benefit insurance plans ("HBIP"), and favorable carrier negotiations have decreased risk premiums as a percentage of premium equivalents. Policies in force increased 11.1% to 383,145 at March 31, 2018 from 344,992 at March 31, 2017.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com ("Agile") and our third-party distributors.

Third-party commissions for the three months ended March 31, 2018 were $41.2 million, an increase of $9.8 million, or 31.1%, compared to the three months ended March 31, 2017. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through third-party licensed distributors.

Third-party commissions represented 60.8% and 39.3% of revenues and premium equivalents, respectively, for the three months ended March 31, 2018, as compared to 56.3% and 34.6% of revenues and premium equivalents, respectively, for the three months ended March 31, 2017. These increases were driven by a higher mix of sales from our third-party licensed distributors compared to Agile, which carries no third-party commission expense.

Selling, General and Administrative Expense

Our SG&A expenses largely consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes, and benefits. SG&A expenses also include selling and marketing expenses, and travel costs associated with obtaining new distributor relationships. In addition, SG&A also includes expenses for outside professional services and technology expenses, including legal, audit, and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising.

SG&A expense for the three months ended March 31, 2018 was $16.2 million. This represents an increase of $1.0 million, or 6.3% compared to the three months ended March 31, 2017. The increase in SG&A for the three months ended March 31, 2018, was primarily attributable to increased compensation expense, including stock based compensation, and higher professional fees.

SG&A expense represented 23.9% and 15.4% of revenues and premium equivalents, respectively, for the three months ended March 31, 2018, as compared to 27.4% and 16.8% of revenues and premium equivalents, respectively, for the three months ended March 31, 2017.

The decrease in SG&A expenses, as a percentage of revenues, for the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to increasing revenues from growth in policies-in-force and efficiencies gained from our scalable technology platform.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended March 31, 2018 was $1.2 million, an increase of $227,000, or 24.2%, compared to the three months ended March 31, 2017. The increase in depreciation and amortization was primarily driven by depreciation of internal-use software.

Provision for Income Taxes

For the three months ended March 31, 2018 and 2017, we recorded a respective provision, and benefit for income taxes of $1.8 million and $1.5 million, reflecting effective tax rates of 23.1% and (20.8)%, respectively. The recorded tax benefit for the three months ended March 31, 2017 was the result of adopting ASU 2016-09 in that period, which provided excess tax benefits of $3.3 million related to vested and exercised share-based compensation awards which were recorded as a decrease in income tax expense. See Note 9 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2018, we had a 76.5% economic interest in HPIH, whereas HPI and HPIS had the remaining 23.5% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements.

Net income attributable to HIIQ for the respective three months ended March 31, 2018, and 2017 included HIIQ’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of March 31, 2018, we had $41.9 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity

Our Indebtedness

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

At March 31, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. Concurrent with the execution of the above Credit Agreement, the Company terminated its existing line of credit established on December 15, 2014. As of March 31, 2017, we had no outstanding balance from draws on the previous revolving line of credit.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report.

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 was primarily the result of consolidated net income, before noncontrolling interests, of $6.0 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $1.2 million in depreciation and amortization, and $2.6 million in stock-based compensation. The primary drivers of the net change in operating liabilities were a decrease in accounts payable, accrued expenses, and other liabilities for $6.9 million, a decrease in incomes taxes payable of $787,000, and a decrease in deferred revenue of $394,000. This net change in operating assets were a decrease in advances commissions for $1.5 million, an increase in income taxes receivable of $633,000, and a decrease in accounts receivable, prepaid expenses, and other assets for $261,000. Cash provided by operating activities for the three months ended March 31, 2018 increased by $872,000 due to the reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. See Note 1 of the accompanying condensed consolidated financial statements for further information on the reclassification.
Cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of consolidated net income, before noncontrolling interests, of $8.5 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $938,000 in depreciation and amortization and $821,000 in stock-based compensation. The primary drivers of the net change in operating liabilities were a decrease in accounts payable, accrued expenses, and other liabilities for $677,000 and a favorable net change in incomes taxes of $3.8 million. Net changes in operating assets were a decrease in advanced commissions of $1.3 million and an increase in accounts receivable, prepaid expenses, and other assets for $844,000. Cash provided by operating activities for the three months ended March 31, 2017 decreased by $1.1 million due to the reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2018 were attributable to capitalized internal-use software costs of $570,000 and purchases of property and equipment for $113,000. Our primary investing activities for the three months ended March 31, 2017 were attributable to capitalized internal-use software and website development costs of $669,000.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash used in financing activities of $895,000 was primarily driven by the distributions to member of $862,000 and $36,000 for payments associated with the tax liabilities related to restricted share vesting.

During the three months ended March 31, 2017, cash used in financing activities of $1.4 million was primarily driven by distributions to member of $1.2 million and payments associated with the tax liabilities related to restricted share vesting of $185,000.

Off-Balance Sheet Arrangements

Through March 31, 2018, we had not entered into any material off-balance sheet arrangements, other than the operating leases discussed in Note 12 of our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

	Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019	Thereafter
Operating Leases	$839	$436	$403	$—
Total	$839	$436	$403	$—

As of March 31, 2018, we had $839,000 in contractual obligations related to operating leases. No contractual obligations related to long-term debt, capital leases, or purchase obligations were outstanding as of March 31, 2018.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described in Note 1 to the accompanying condensed consolidated financial statements, the Notes to Consolidated Financial Statements included in Part II, Item 8 of Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 7 of Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Critical Accounting Policies and Estimates.” There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Note 1 to the condensed consolidated financial statements contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the three months ended March 31, 2018, two carriers accounted for 62% of our premium equivalents, and for the year ended December 31, 2017, three carriers accounted for 54% of our premium equivalents. For the three months ended March 31, 2018, Federal Insurance Company ("CHUBB") accounted for 37% and Lifeshield National accounted for 25% of our premium equivalents. The Company anticipates that its premium equivalents in 2018 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company accrues for losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For a further detailed discussion surrounding legal and other contingencies, see Note 10 "Commitments and Contingencies".

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Risk

We have significant amounts of cash at financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on our deposits. We mitigate this risk by maintaining bank accounts with a group of credit worthy financial institutions.

Advanced Commissions Risk

We make advance commission payments to many of our independent distributors to assist them with the cost of lead acquisition and provide working capital. The arrangements with our distributors expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. We mitigate this risk by generally dealing with established distributors, receive security interest in collateral including expected future commissions, as well as personal and/or entity-level guarantees.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 10 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number, and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability, and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice, at the Company’s discretion. During the three months ended March 31, 2018, no shares were repurchased under the repurchase program.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. During the three months ended March 31, 2018, there were 1,109 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended March 31, 2018:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2018 through January 31, 2018	—		—	—	2,423,318
February 1, 2018 through February 28, 2018	—		—	—	2,423,318
March 1, 2018 through March 31, 2018	1,109	(1)	32.55	—	2,423,318
Total	1,109			—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

(2)
Maximum number of shares that may yet be repurchased under the repurchase program is estimated by dividing the $50.0 million authorized for repurchase by the reported sale price of our Class A common stock on the NASDAQ Global Market of $18.90 on the date of plan adoption. The plan was announced on October 16, 2017, and expires after 24 months.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1*	Office lease agreement between Magdalene Center of Tampa, LLC and Health Plan Intermediaries Holdings LLC, dated February 13, 2018.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

*    Document is filed with this Quarterly Report on Form 10-Q.
**    Document is furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

May 3, 2018	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 3, 2018	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)