Form 10-Q
period 2018-06-30
Health Insurance Innovations, Inc.
filed 2018-08-02
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of July 30, 2018, the registrant had 14,242,049 shares of Class A common stock, $0.001 par value, outstanding and 2,541,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,220	$40,907
Restricted cash	15,554	14,920
Accounts receivable, net, prepaid expenses and other current assets	1,692	2,227
Advanced commissions, net	34,844	39,549
Income taxes receivable	1,766	—
Total current assets	103,076	97,603
Long-term advanced commissions	2,773	—
Property and equipment, net	5,396	5,408
Goodwill	41,076	41,076
Intangible assets, net	5,015	5,942
Deferred tax assets	25,445	14,960
Other assets	92	96
Total assets	$182,873	$165,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,173	$39,725
Deferred revenue	239	662
Income taxes payable	—	787
Due to member	2,337	1,775
Other current liabilities	8	5
Total current liabilities	39,757	42,954
Due to member	25,085	15,096
Other liabilities	23	34
Total liabilities	64,865	58,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 14,242,049 and 12,731,758 shares issued as of June 30, 2018 and December 31, 2017, respectively; 13,707,715 and 12,350,981 shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	14	13
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 2,541,667 and 3,841,667 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	3	4
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	87,469	71,770
Treasury stock, at cost (534,334 and 380,777 shares as of June 30, 2018 and December 31, 2017, respectively)	(11,998)	(6,887)
Retained earnings	26,317	19,305
Total Health Insurance Innovations, Inc. stockholders’ equity	101,805	84,205
Noncontrolling interests	16,203	22,796
Total stockholders’ equity	118,008	107,001
Total liabilities and stockholders' equity	$182,873	$165,085

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (premium equivalents of $111,159 and $98,896 for the three months ended June 30, 2018 and 2017, respectively and $216,135 and $189,836 for the six months ended June 30, 2018 and 2017, respectively)	$71,724	$61,783	$139,474	$117,651
Operating expenses:
Third-party commissions	43,885	35,108	85,097	66,543
Credit card and ACH fees	1,371	1,232	2,748	2,415
Selling, general and administrative	19,724	14,697	35,937	29,954
Depreciation and amortization	1,220	992	2,385	1,930
Total operating expenses	66,200	52,029	126,167	100,842
Income from operations	5,524	9,754	13,307	16,809

Other (income) expense:
Interest (income) expense	(28)	1	(54)	—
Other expense	31	1	59	4
Net income before income taxes	5,521	9,752	13,302	16,805
Provision for income taxes	1,495	2,800	3,291	1,331
Net income	4,026	6,952	10,011	15,474
Net income attributable to noncontrolling interests	1,160	2,569	2,999	5,257
Net income attributable to Health Insurance Innovations, Inc.	$2,866	$4,383	$7,012	$10,217

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.24	$0.38	$0.60	$1.00
Diluted	$0.22	$0.35	$0.54	$0.91
Weighted average Class A common shares outstanding
Basic	11,934,760	11,550,204	11,763,221	10,228,564
Diluted	13,175,814	12,365,914	12,917,999	11,220,687

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2017	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of Class A common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in Treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock-based compensation	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Net income	—	—	—	—	—	—	—	7,012	2,999	10,011
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,175	—	—	—	—	9,176
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(115,245)	—	—	—	—	115,245	(3,801)	—	—	(3,801)
Issuance of Class A common stock under equity compensation plans	210,291	—	—	—	4	—	—	—	—	4
Class A common stock withheld in Treasury from restricted share vesting	(38,312)	—	—	—	—	38,312	(1,310)	—	—	(1,310)
Stock-based compensation	—	—	—	—	6,503	—	—	—	—	6,503
Contributions (distributions)	—	—	—	—	17	—	—	—	(1,545)	(1,528)
Balance as of June 30, 2018 (unaudited)	13,707,715	$14	2,541,667	$3	$87,469	534,334	$(11,998)	$26,317	$16,203	$118,008

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$10,011	$15,474
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,160	1,755
Depreciation and amortization	2,385	1,930
Deferred income taxes	632	762
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other assets	556	218
Decrease in advanced commissions	1,932	6,295
Increase in income taxes receivable	(1,766)	(1,282)
Decrease in income taxes payable	(787)	(2,121)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,560)	297
Decrease in deferred revenue	(423)	(132)
Net cash provided by operating activities	16,140	23,196
Investing activities:
Capitalized internal-use software	(880)	(1,410)
Purchases of property and equipment	(223)	(47)
Net cash used in investing activities	(1,103)	(1,457)
Financing activities:
Payments for noncompete obligation	—	(96)
Payments related to tax withholding for share-based compensation	(1,310)	(185)
Issuances of Class A common stock under equity compensation plans	4	20
Purchases of Class A common stock pursuant to share repurchase plan	(3,801)	—
Distributions to member	(983)	(4,494)
Net cash used in financing activities	(6,090)	(4,755)
Net increase in cash and cash equivalents, and restricted cash	8,947	16,984
Cash and cash equivalents, and restricted cash at beginning of period	55,827	25,370
Cash and cash equivalents, and restricted cash at end of period	$64,774	$42,354

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$5,321	$3,988
Interest	6	10
Non-cash investing activities:
Capitalized stock-based compensation	$343	$—
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$9,989	$18,619
Change in deferred tax asset related to Exchange Agreement	(11,118)	(20,732)
Issuance of Class A common stock in a private offering related to Exchange Agreement	9,175	16,487
Exchange of Class B membership interests related to Exchange Agreement	(8,047)	(14,374)
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	1,200	—

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which, except as disclosed in the below section titled "Reclassifications," include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. These exemptions will apply for a period of five years following the completion of our IPO on February 13, 2013. The Company will cease to be an emerging growth company as of December 31, 2018.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Reclassifications

The Company reclassified in-transit credit card and ACH receipts, during the first quarter of 2018, previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. The reclassification resulted in a $1.6 million increase in cash and cash equivalents and a corresponding decrease in accounts receivable, net, prepaid expense and other current assets as of December 31, 2017 and a decrease of $555,000 in operating cash flows on the condensed consolidated statement of cash flows for the six months ended June 30, 2017.

The changes described do not affect the condensed consolidated statements of income or stockholders’ equity.

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

Accounting pronouncements not yet adopted

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to add clarity to certain areas within ASU 2016-02. The effective date and transition requirements will be the same as ASU 2016-02. The Company will evaluate and adopt this ASU in conjunction with ASU 2016-02.

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

2. Long-term Advanced Commissions

Long-term advanced commissions as of June 30, 2018 were $2.8 million. There were no long-term advanced commissions as of December 31, 2017. The Company has made no allowance for uncollectible accounts.

3. Goodwill and Intangible Assets

There have been no material changes to Goodwill and Intangible assets from amounts reported in the Company’s Annual Report on Form 10-K at December 31, 2017 except for amortization expense recorded for definite lived intangible assets. Amortization expense for the three and six months ended June 30, 2018 was $463,000 and $927,000, respectively, compared to $512,000 and $1.0 million for the three and six months ended June 30, 2017, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2018	December 31, 2017
Carriers and vendors payable	$15,722	$14,726
Commissions payable	10,117	8,811
Accrued wages	5,200	7,116
Accrued refunds	1,424	1,940
Accounts payable	1,299	3,725
Accrued professional fees	826	820
Accrued credit card/ACH fees	387	483
Other accrued expenses	2,198	2,104
Total accounts payable and accrued expenses	$37,173	$39,725

During the three months ended June 30, 2018, the Company incurred $3.8 million in severance expense related to the termination of three employees, including the Company's founder, Michael Kosloske. Of the recorded severance, $841,000 of stock compensation expense was recognized related to the accelerated vesting of certain stock appreciation rights and restricted stock awards. We have recorded $2.9 million in accrued wages within accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2018.

5. Debt

There have been no changes to Company debt from amounts reported in the Company’s Annual Report on Form 10-K as of December 31, 2017. As of June 30, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. The Company is in compliance with all debt covenants.

6. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K at December 31, 2017:

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

During the three and six months ended June 30, 2018 there were 37,203 and 38,312 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. During the six months ended June 30, 2017, there were 11,627 shares transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. No shares were transferred to treasury for statutory tax withholding obligations from the vesting of restricted stock during the three months ended June 30, 2017. During the three and six months ended June 30, 2018 and 2017, there were no shares transferred to Treasury as a result of forfeitures of restricted stock awards.

For the three and six months ended June 30, 2018, there were cash outflows of $1.3 million with respect to shares redeemed to cover the tax obligations for the settlement of vested restricted stock. During the six months ended June 30, 2017, there was $185,000 of cash outflow with respect to shares redeemed to cover the tax obligations for the settlement of vested restricted stock. There were no cash outflows for tax obligations from the settlement of vested restricted stock during the three months ended June 30, 2017.

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock.

During the three and six months ended June 30, 2018 we repurchased 115,245 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $32.99. During the year ended December 31, 2017, we repurchased 222,184 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $22.15. During the three and six months ended June 30, 2017 there were no repurchases made under the previous share repurchase program.

Exchange Agreement

Under the Exchange Agreement, dated February 13, 2013, between the Company and HPI and HPIS (the “Exchange Agreement”), on June 6, 2018, HPI exchanged 1,287,000 shares of Class B common stock of HIIQ and 1,287,000 membership interests of HPIH for 1,287,000 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 13,000 shares of Class B common stock of HIIQ and 13,000 membership interests of HPIH for 13,000 shares of Class A common stock of HIIQ. Following those exchanges, on June 7, 2018, HPI and HPIS initiated a sale for 1,287,000 and 13,000 shares, respectively, of HIIQ's Class A Common stock and sold such shares of Class A common stock in a transaction under Rule 144 for a price of $31.01 per share, with the sale settling on June 11, 2018. See Note 10 for further information on the Exchange Agreement.

7. Stock-based Compensation

For stock appreciation rights ("SARs") granted or modified during the six months ended June 30, 2018 and 2017, the Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free rate	2.3%	1.7%
Expected life	0.3 years	4.8 years
Expected volatility	44.6%	64.1%
Expected dividend	none	none

The following table summarizes restricted shares and SARs granted during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted shares	13	855	13	855
SARs	—	85	—	85

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted shares	$2,506	$680	$4,775	$1,060
SARs	1,176	249	1,728	682
Stock options	—	5	—	13
Less amounts capitalized for internal-use software	(155)	—	(343)	—
Total	$3,527	$934	$6,160	$1,755

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of June 30, 2018 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$8,970	1.8
SARs	1,563	2.0
Total	$10,533

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and six months ended June 30, 2018, there were 17,500 and 19,900 SARs exercised, respectively, resulting in an increase of 12,600 and 14,600 issued shares of Class A common stock, respectively. During the three and six months ended June 30, 2017 there were 212,700 and 1.3 million SARs exercised, respectively, resulting in an increase of 150,000 and 934,100 shares of issued Class A common stock, respectively. During the three and six months ended June 30, 2018 there were no SARs forfeited. During the three and six months ended June 30, 2017 there were 17,500 outstanding SARs forfeited.

During the three and six months ended June 30, 2018, there were 600 and 3,200 options exercised, respectively. During the three and six months ended June 30, 2017 there were 10,800 and 18,800 options exercised, respectively. During the three and six months ended June 30, 2018 and 2017 there were no options forfeited.

During the three months ended June 30, 2018, there were no restricted stock awards issued for performance restricted shares. During the six months ended June 30, 2018, there were 179,400 restricted stock awards issued for performance restricted shares. These awards were previously granted in which the performance metrics were contractually satisfied during the period. No performance restricted stock awards were issued in the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018 and 2017, there were no performance restricted stock awards forfeited.

We recognized $358,000 of income tax benefits from stock-based activity for the three and six months ended June 30, 2018. We recognized income tax benefits from stock-based activity of $280,000 and $3.6 million, for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, we capitalized $155,200 and $343,400 of stock-based compensation expense related to the development of internal-use software. No stock-based compensation expense was capitalized during the three and six months ended June 30, 2017. See Note 1 and Note 3 of our Annual Report on Form 10-K for the period ended December 31, 2017 for further information on our internal-use software.

8. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three and six months ended June 30, 2018 and 2017 were as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income attributable to Health Insurance Innovations, Inc.	$2,866	$4,383	$7,012	$10,217
Weighted average shares—basic	11,934,760	11,550,204	11,763,221	10,228,564
Effect of dilutive securities:
Restricted shares	679,523	250,908	608,994	251,851
SARs	555,257	541,070	538,520	710,826
Stock options	6,274	23,732	7,264	29,446
Weighted average shares—diluted	13,175,814	12,365,914	12,917,999	11,220,687
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.24	$0.38	$0.60	$1.00
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.22	$0.35	$0.54	$0.91

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted Shares	—	685	—	804
SARs	125	—	166	—

Additionally, potential common stock totaling 2,541,667 shares at June 30, 2018 and 3,841,667 shares at June 30, 2017 issuable under the exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the exchange agreement.

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

The effective tax rate for the three and six months ended June 30, 2018 was 27.1% and 24.7%, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 28.7% and 7.9%, respectively. For the three and six months ended June 30, 2018 the provision for income taxes was $1.5 million and $3.3 million, respectively. For the three and six months ended June 30, 2017, the provision for income taxes was $2.8 million and $1.3 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. On a standalone basis, the effective tax rate for the three and six months ended June 30, 2018 for HIIQ was 23.1% and 21.6%, respectively, while the effective tax rate for each of the three and six months ended June 30, 2018 for HP was 0.0%. On a standalone basis, the effective tax rate for the three and six months ended June 30, 2017 for HIIQ was 26.2% and 7.5%, respectively, while the effective tax rate for each of the three and six months ended June 30, 2017 for HP was 3.6%.

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

For the three and six months ended June 30, 2018 and 2017, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of June 30, 2018 and 2017, respectively. The Company’s 2014 through 2017 tax years remain subject to examination by tax authorities.

10. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a director and former executive officer of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the six months ended June 30, 2018, HPIH paid cash distributions of $983,000 for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of these cash distributions, $638,000 was related to amounts accrued for at December 31, 2017 and included in Due to member on the condensed consolidated balance sheet. For the six months ended June 30, 2017, $4.5 million in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of June 30, 2018, we have $1.2 million in accrued payments recorded in the Due to member account on the condensed consolidated balance sheet.

Tax Receivable Agreement

On February 13, 2013, we entered into a Tax Receivable Agreement (the "TRA") with HPI and HPIS, as the holders of the HPIH Series B Membership Interests. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state, and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is the Company's obligation and not an obligation of HPIH, and the Company will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or the Company breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if the Company had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of June 30, 2018, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,125,000 shares of Class A common stock subsequent to the IPO. As of June 30, 2018, as a result of these exchanges, we have recorded a liability of $26.2 million pursuant to the TRA, of which $1.1 million is included in current liabilities and $25.1 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of June 30, 2018, we have made $1.2 million of cumulative payments under the TRA.

Legal Proceedings

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. The Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. In addition to ordinary-course litigation that the Company does not believe to be material, the Company is a party to the proceedings and matters described below:

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company is the subject of a previously disclosed multistate market conduct examination ("MCE") that commenced in April 2016 by the Market Actions Working Group of the National Association of Insurance Commissioners. The MCE, which is led by the Indiana Department of Insurance and is comprised of 43 participating state insurance departments, was initially focused on a review of HCC Life Insurance Company’s sales, marketing, and compliance practices relating to short-term medical plans. The MCE was later expanded to include the Company’s marketing, sales, compliance, and administration activities. During the period from May 2016 through February 2018, the Company was served with requests for information in the form of subpoenas, and the Company has responded to the requests and has otherwise been fully cooperating with the examiners. The California Department of Insurance published a December 2017 Regulatory Settlement Agreement between HCC and certain states participating in the HCC MCE (and other states have since published the same document); as the Company was not included in that reported settlement, the Company cannot predict whether the reported HCC settlement will affect the resolution or outcome of the examination of the Company. On July 10, 2018, management of the Company met with the MCE examiners for discussions. These discussions included initial feedback on the results of the examination, and options for the available processes aimed toward potential resolution of the examination. The Company agreed to provide further information on specific matters raised by the examiner. The Company currently anticipates that it will be able to satisfactorily address any concerns of the MCE but it cannot determine whether any loss, in the form of a financial payment, will be incurred.

In addition to the MCE, we are aware that other states, including Florida and South Dakota, are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated third-party licensed-agent call centers utilized by the Company, although to the Company’s knowledge, none of these reviews are being conducted directly against the Company or call centers owned by the Company. In July 2018, the Florida Department of Financial Services presented additional requests of an administrative nature and the Company is working toward resolution and anticipates that the matter will be resolved upon delivery of the requested items.

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

The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution reached with the MAG in connection with the MAG’s investigation of the Company. As of June 30, 2018, there have been no findings of any sort (including findings of breaches or wrongdoing) communicated to the Company by the MAG.

Florida Regulatory Action

On June 11, 2018, the Company received notice that the Florida Office of Insurance Regulation (“OIR”) had conducted an investigation as a result of allegations that the Company’s subsidiary, HealthPocket, Inc. d/b/a AgileHealthInsurance, had advertised inducements in the solicitation of insurance products via an independently owned, third-party website and made allegedly material misstatements on an insurance agency application for licensure. The Company has reviewed the allegations and supporting documents and disagrees with the allegations. The OIR has proposed a settlement stipulation for consent order to resolve the matter. If the Company does not proceed with the settlement stipulation, the OIR has stated it will recommend formal administrative proceedings. The Company currently anticipates that it will be able to resolve the matter amicably with the OIR.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions, and we continue to develop and enhance our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations, or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In January 2018, the Company was named as a defendant in a non-certified class action complaint styled as Aliquo, et al. v. HCC Medical Insurance Services, LLC, et al., Case No. 18-cv-18, U.S. District Court for the Southern District of Indiana ("Aliquo case"). The Company moved to dismiss the complaint on March 9, 2018. Prior to hearing on the Motion to Dismiss, the plaintiffs’ counsel amended the complaint substituting in new plaintiffs named Bryant and Delgado. As such, the complaint was restyled as Bryant et. al. v. HCC Medical Insurance Services, LLC, et al. with the same case number. The Company and other defendants are responding and vigorously defending this matter. Similar to other cases involving the conduct of independent insurance carriers and independent sales agencies, the allegations revolve largely around the conduct of independent insurance carriers related to the claims handling, processing, and resolution process, though the complaint also alleges that potentially deceptive sales practices and unfair trade practices or misrepresentations may also have occurred. The Bryant case, which largely attempts to bring claims under the RICO Act, seeks to link the Company’s marketing efforts to the independent carriers’ conduct of alleged improper claims handling, post-claims underwriting, and denials. With at least one of the newer plaintiffs (Delgado), the Company had no relationship. An additional claim for breach of contract is alleged solely against the independent insurance carriers. The Company will continue to assert that it doesn’t engage in post- claims underwriting or claims handling as complained of in the case. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

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

In the case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter case”), in which allegations of claims handling were made against the carrier and the plaintiff also named the Company as a party. The Carter case was received on March 20, 2018 and the Company is evaluating the matter. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and adds allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”), which proceeding was dismissed on October 31, 2017 in light of CSI’s decision to join the Indiana Multistate Examination. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and the co-defendants filed a motion to dismiss call claims set forth in the complaint, and as of August 2, 2018, the motion has been fully briefed and is awaiting the court’s decision. At this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Putative Derivative Action Lawsuits

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the Delaware Court of Chancery naming most of the Company’s directors and executive officers as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the factual allegations in the above-described consolidated securities class action consolidated complaint and include additional allegations relating to misconduct by third-party call centers utilized by the Company in its operations. To the Company’s knowledge, only the Company has been served with the complaints to date. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On June 5, 2018, the court entered a stipulation and order staying the litigation pending resolution of the above-described securities litigation (In re Health Insurance Innovations Securities Litigation), whether by dismissal with prejudice or entry of final judgment. Defendants intend to vigorously defend against these claims. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to alleged violations of the federal Telephone Consumer Protection Act ("TCPA") by its independently owned and operated licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions. There are two primary cases filed in the courts by Plaintiffs Craig Cunningham and Kenneth Moser, each styled as a class action but not yet certified, and each Plaintiff alleging or seeking damages ranging from $160,000 to over $5,000,000. In a third similar case, filed by Plaintiff Amandra Hicks, the Company was successful at obtaining a ruling from the federal court that the case could not proceed as a class action. The Company is defending these claims and has filed motions to dismiss or the equivalent in each matter. On February 13, 2018, the Company successfully obtained a dismissal from the Cunningham case however, Cunningham refiled his complaint and the second case was dismissed on March 1, 2018. Making a third attempt, Cunningham refiled his complaint on April 16, 2018, in a now-third venue, the Middle District of Florida. In the Moser case, on April 19, 2018, a court-ordered Early Neutral Evaluation occurred with all parties in attendance. Settlement discussions were unproductive and the case has entered the discovery stage. In the Hicks case on July 25, 2018, the Court ruled that the case could not proceed as a class action and instead will only proceed as an individual claim. A similar case, known as Foote, was filed on March 22, 2018, and also styled but not yet certified as class action. The Company is reviewing the matter. Similarly, the Company has received claims for alleged TCPA violations from claimants Trenton Harris (June 28, 2018), Jeremy Glapion (June 19, 2018), and James Shelton (June 3, 2018), and others. None of these aforementioned claims have resulted in litigation yet, and it should be noted that the Company believes these individuals to be professional plaintiffs and not common consumers. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. While it is possible that a loss may arise from these cases, the amount of such loss is not known or estimable at this time. The Company requires that its independently owned and operated licensed-agent distributors reimburse or indemnify it for any such settlements.

Other matters

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

11. Related Party Transactions

There have been no material changes to the Related Party Transactions disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2017, except for those noted in Note 6 and Note 10 above related to required payments under the TRA, exchanges under the Exchange Agreement, and the HPIH and HPI operating Agreement.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, future and continued regulatory matters and compliance, and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements, and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and those factors discussed in “Part II – Item 1A. Risk Factors” below.

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

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as our total collections, including the combination of premiums, fees for discount benefit plans, billing and collecting, and third-party commissions and referral fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under generally accepted accounting principles in the United States of America (“GAAP”) and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

Revenues. Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services or referral sales, and member support services. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

We continue to receive a commission payment for each month a member renews their policy, or until the policy expires or is terminated. Accordingly, a significant portion of our monthly revenues is predictable on a month-to-month basis, and revenues increase in direct proportion to the growth we experience in the number of policies in force.

The following table presents a reconciliation of premium equivalents to revenues for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Premium equivalents	$111,159	$98,896	$216,135	$189,836
Less risk premium	37,570	35,502	73,116	69,043
Less amounts earned by third party obligors	1,865	1,611	3,545	3,142
Revenues	$71,724	$61,783	$139,474	$117,651

Policies in force. We consider a policy to be in force when a member has been issued his or her insurance policy or discount benefit plan on behalf of the insurance carrier or discount benefit plan provider and we have collected the applicable premium payments, commissions, and/or discount benefit fees. Our policies in force are an important indicator of our expected revenues. A member is generally enrolled in more than one policy or discount benefit plan simultaneously. A policy becomes inactive upon notification to us of termination of the policy or discount benefit plan, if the member’s policy expires, or following non-payment of premiums or discount benefit fees when due.

The following table presents the number of policies in force by product type as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017	Change
IFP	196,762	185,875	5.9%
Supplemental products	192,780	173,585	11.1%
Total	389,542	359,460	8.4%

During the three months ended June 30, 2018, the Company entered into a servicing agreement, at no cost to the Company, for the member billing, premium collections, and customer support of a block of IFP and supplemental products previously serviced by an unrelated third-party.

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items such as stock-based compensation and related costs, and items that are not part of regular operating activities, including tax receivable adjustments, indemnity and other related legal costs, and severance, restructuring, and acquisition costs. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,026	$6,952	$10,011	$15,474
Interest (income) expense	(28)	1	(54)	—
Depreciation and amortization	1,220	992	2,385	1,930
Provision for income taxes	1,495	2,800	3,291	1,331
EBITDA	6,713	10,745	15,633	18,735
Stock-based compensation and related costs (1)	3,601	1,031	6,265	2,143
Transaction costs	163	450	219	756
Indemnity and other related legal costs	745	360	1,033	648
Severance, restructuring and other charges	2,952	3	2,952	248
Adjusted EBITDA	$14,174	$12,589	$26,102	$22,530

(1) During the 3 months ended June 30, 2018, the Company began including in adjusted EBITDA, the payments related to employer taxes for vesting and exercises of stock-based compensation. For period-over-period comparability, the Company has included these amounts in the 2017 previously reported numbers. For the three and six months ended June 30, 2017, the impact on adjusted EBITDA was an approximate increase of $66,700 and $359,600, respectively.  This resulted in no change to adjusted net income per share for the three months ended June 30, 2017 and a $0.01 increase in adjusted net income per share for the six months ended June 30, 2017.

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense, items such as stock-based compensation and related costs, and other items that are not part of regular operating activities, including, tax receivable adjustments, indemnity and other related legal costs, severance, restructuring, and acquisition costs. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 24%, which consists of the maximum federal corporate rate of 21%, with an assumed 3% state tax rate. Prior to the implementation of H.R.1, commonly known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017, we applied an assumed pro forma tax rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,026	$6,952	$10,011	$15,474
Interest (income) expense	(28)	1	(54)	—
Amortization	464	512	927	1,023
Provision for income taxes	1,495	2,800	3,291	1,331
Stock-based compensation and related costs	3,601	1,031	6,265	2,143
Transaction costs	163	450	219	756
Indemnity and other related legal costs	745	360	1,033	648
Severance, restructuring and other charges	2,952	3	2,952	248
Adjusted pre-tax income	13,418	12,109	24,644	21,623
Pro forma income taxes	(3,220)	(4,601)	(5,915)	(8,217)
Adjusted net income	$10,198	$7,508	$18,729	$13,406
Total weighted average diluted share count	16,675	16,208	16,587	16,156
Adjusted net income per share	$0.61	$0.46	$1.13	$0.83

Core SG&A. We define this metric as total GAAP selling, general and administrative ("SG&A") expenses adjusted for stock-based compensation and related costs, transaction costs, indemnity and other related legal costs, severance, restructuring and other costs, and marketing leads and advertising expense. We have included Core SG&A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Core SG&A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for SG&A as reported under GAAP.

The following table presents a reconciliation of SG&A to Core SG&A for the three and six months ended June 30, 2018, and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total SG&A	$19,724	$14,697	$35,937	$29,954
Less Stock-based compensation and related costs	3,601	1,031	6,265	2,143
Less Transaction costs	163	450	219	756
Less Indemnity and other related legal costs	745	360	1,033	648
Less Severance, restructuring and other charges	2,952	3	2,952	248
Less Marketing and advertising	2,071	1,800	4,290	5,587
Core SG&A	$10,192	$11,053	$21,178	$20,572
% of Revenue	14.2%	17.9%	15.2%	17.5%

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenues

Revenues for the three months ended June 30, 2018 were $71.7 million, an increase of $9.9 million, or 16.1%, compared to the same period in 2017. Revenues for the six months ended June 30, 2018 were $139.5 million, an increase of $21.8 million, or 18.5%, compared to the same period in 2017. The increase was primarily due to the increase in the number of policies in force and improved discount benefit plan offerings. Further, a sales mix shift to more health benefit insurance plans ("HBIP") and favorable carrier negotiations have decreased risk premiums as a percentage of premium equivalents. Policies in force increased 8.4% to 389,542 at June 30, 2018 from 359,460 at June 30, 2017.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com ("Agile") and our third-party licensed distributors as Agile sales carry no third-party commission expense.

Third-party commissions for the three months ended June 30, 2018 were $43.9 million, an increase of $8.8 million, or 25.0%, compared to the three months ended June 30, 2017. Third-party commissions for the six months ended June 30, 2018 were $85.1 million, an increase of $18.6 million or 27.9%, compared to the three months ended June 30, 2017. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through third-party licensed distributors.

Third-party commissions represented 61.2% of revenues for the three months ended June 30, 2018, as compared to 56.8% of revenues for the three months ended June 30, 2017. Third-party commissions represented 61.0% of revenues for the six months ended June 30, 2018, as compared to 56.6% of revenues for the six months ended June 30, 2017. These increases were driven by a higher mix of policies in force from our third-party licensed distributors, as compared to the prior periods.

Selling, General and Administrative Expense

Our SG&A expenses largely consist of personnel costs. SG&A expenses also include selling and marketing expenses, and travel costs associated with obtaining new distributor relationships. In addition, SG&A also includes expenses for outside professional services and technology expenses, including legal, audit, and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising.

SG&A expense for the three months ended June 30, 2018 was $19.7 million. This represents an increase of $5.0 million, or 34.2%, compared to the three months ended June 30, 2017. SG&A expense for the six months ended June 30, 2018 was $35.9 million, an increase of $6.0 million, or 20.0%, compared to the six months ended June 30, 2017. The increase in SG&A for the three and six months ended June 30, 2018, was primarily attributable to increased personnel costs, including severance expense related to the employment termination of the Company's founder, (contingent on execution and delivery of a general release of claims against the Company), stock-based compensation, and higher professional fees.

SG&A expense represented 27.5% and 17.7% of revenues and premium equivalents, respectively, for the three months ended June 30, 2018, as compared to 23.8% and 14.9% of revenues and premium equivalents, respectively, for the three months ended June 30, 2017. For the six months ended June 30, 2018, SG&A represented 25.8% and 16.6% of revenues and premium equivalents, respectively, compared to 25.5% and 15.8% of revenues and premium equivalents, respectively, for the six months ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended June 30, 2018 was $1.2 million, an increase of $228,000, or 23.0%, compared to the three months ended June 30, 2017. Depreciation and amortization expense for the six months ended June 30, 2018 was $2.4 million an increase of $455,000 or 23.6%, compared to the six months ended June 30, 2017. The increase in depreciation and amortization was primarily driven by depreciation of internal-use software.

Provision for Income Taxes

For the three months ended June 30, 2018 and 2017, we recorded a provision for income taxes for $1.5 million and $2.8 million, reflecting effective tax rates of 27.2% and 28.7%, respectively. For the six months ended June 30, 2018 and 2017, we recorded a provision for income taxes for $3.3 million and $1.3 million, reflecting effective tax rates of 24.8% and 7.9%, respectively. See Note 9 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2018, we had an 84.4% economic interest in HPIH, whereas HPI and HPIS had the remaining 15.6% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements. During the three months ended June 30, 2018, Mr. Kosloske exchanged a total of 1,300,000 shares of Class B common stock and an equal number of Series B membership interests. This transaction contributed to the 34.2% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2017. See Note 10 of the accompanying condensed consolidated financial statements for further information on the Exchange Agreement.

Net income attributable to HIIQ for the three and six months ended June 30, 2018, and 2017 included HIIQ’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of June 30, 2018, we had $49.2 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity

Our Indebtedness

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

At June 30, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. Concurrent with the execution of the above Credit Agreement, the Company terminated its existing line of credit established on December 15, 2014. As of June 30, 2017, we had no outstanding balance from draws on the previous revolving line of credit.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$16,140	$23,196
Investing activities	(1,103)	(1,457)
Financing activities	(6,090)	(4,755)

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 was primarily the result of consolidated net income, before noncontrolling interests, of 10.0 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $2.4 million in depreciation and amortization, and $6.2 million in stock-based compensation. The primary drivers of the net change in operating liabilities were a decrease in accounts payable, accrued expenses, and other liabilities for $2.6 million, a decrease in income taxes payable of $787,000, and a decrease in deferred revenue of $423,000. The net change in operating assets were a decrease in advanced commissions of $1.9 million, an increase in income taxes receivable of $1.8 million, and a decrease in accounts receivable, prepaid expenses, and other assets of $556,000. Cash provided by operating activities for the six months ended June 30, 2018 increased by $872,000 due to the first quarter of 2018 reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. See Note 1 of the accompanying condensed consolidated financial statements for further information on the reclassification.

Cash provided by operating activities for the six months ended June 30, 2017 was primarily the result of consolidated net income, before noncontrolling interests, of $15.5 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $1.9 million in depreciation and amortization and $1.8 million in stock-based compensation. The primary drivers of the net change in operating liabilities were a increase in accounts payable, accrued expenses, and other liabilities for $297,000 and a favorable net change in incomes taxes of $3.4 million. Net changes in operating assets were a decrease in advanced commissions of $6.3 million and a decrease in accounts receivable, prepaid expenses, and other assets for $218,000. Cash provided by operating activities for the six months ended June 30, 2017 decreased by $555,000 due to the reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2018 were attributable to capitalized internal-use software costs of $880,000 and purchases of property and equipment for $223,000. Our primary investing activities for the six months ended June 30, 2017 were attributable to capitalized internal-use software and website development costs of $1.4 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, cash used in financing activities of $6.1 million was primarily driven by $3.8 million for purchases of Class A common stock pursuant to share repurchase plan, distributions to member for $983,000, and $1.3 million for payments associated with the net settlement of employee tax liabilities related to restricted share vesting.

During the six months ended June 30, 2017, cash used in financing activities of $4.8 million was primarily driven by distributions to member of $4.5 million and payments of $185,000 associated with the net settlement of employee tax liabilities related to restricted share vesting.

Off-Balance Sheet Arrangements

Through June 30, 2018, we had not entered into any material off-balance sheet arrangements, other than the operating leases discussed in Note 12 of our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

	Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019	Thereafter
Operating Leases	$686	$281	$405	$—
Total	$686	$281	$405	$—

As of June 30, 2018, we had $686,000 in contractual obligations related to operating leases. No contractual obligations related to long-term debt, capital leases, or purchase obligations were outstanding as of June 30, 2018.

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

Carrier Concentration

For the six months ended June 30, 2018, two carriers accounted for 65% of our premium equivalents, and for the year ended December 31, 2017, three carriers accounted for 54% of our premium equivalents. For the six months ended June 30, 2018, Federal Insurance Company ("CHUBB") accounted for 40% and Lifeshield National accounted for 25% of our premium equivalents. The Company anticipates that its premium equivalents in 2018 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

Advanced Commissions Risk

We make advance commission payments to many of our independent distributors to assist them with the cost of lead acquisition and provide working capital. The arrangements with our distributors expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. We mitigate this risk by generally dealing with established distributors and, receiving a security interest in collateral, including expected future commissions, as well as personal and/or entity-level guarantees.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 10 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2018.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number, and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability, and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice, at the Company’s discretion. During the six months ended June 30, 2018, there were 115,245 shares repurchased under the repurchase program at an average price of $32.99.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting of restricted stock awards. During the six months ended June 30, 2018, there were 38,312 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended June 30, 2018:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2018 through April 30, 2018	—		—	—	2,423,318
May 1, 2018 through May 31, 2018	33,869		$30.18	33,869	2,389,449
June 1, 2018 through June 30, 2018	118,579	(1)	$34.19	81,376	2,308,073
Total	152,448			115,245

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards

(2)
Maximum number of shares that may yet be repurchased under the repurchase program is estimated by dividing the $50.0 million authorized for repurchase by the reported sale price of our Class A common stock on the NASDAQ Global Market of $18.90 on the date of plan adoption. The plan was announced on October 16, 2017 and expires after 24 months.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1
Office lease agreement between Magdalene Center of Tampa, LLC and Health Plan Intermediaries Holdings LLC, dated February 13, 2018. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 3, 2018.

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

HEALTH INSURANCE INNOVATIONS, INC.

August 2, 2018	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 2, 2018	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)