Form 10-Q
period 2018-09-30
Health Insurance Innovations, Inc.
filed 2018-10-30
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of October 25, 2018, the registrant had 14,405,824 shares of Class A common stock, $0.001 par value, outstanding and 2,541,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,135	$40,907
Restricted cash	15,140	14,920
Accounts receivable, net, prepaid expenses and other current assets	2,661	2,227
Advanced commissions, net	38,270	39,549
Income taxes receivable	2,542	—
Total current assets	91,748	97,603
Long-term advanced commissions	4,380	—
Property and equipment, net	5,400	5,408
Goodwill	41,076	41,076
Intangible assets, net	4,551	5,942
Deferred tax assets	26,160	14,960
Other assets	77	96
Total assets	$173,392	$165,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,741	$39,725
Deferred revenue	221	662
Income taxes payable	—	787
Due to member	1,137	1,775
Other current liabilities	11	5
Total current liabilities	39,110	42,954
Due to member	26,293	15,096
Other liabilities	18	34
Total liabilities	65,421	58,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 14,405,824 and 12,731,758 shares issued as of September 30, 2018 and December 31, 2017, respectively; 13,515,203 and 12,350,981 shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	14	13
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 2,541,667 and 3,841,667 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	3	4
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017)	—	—
Additional paid-in capital	91,960	71,770
Treasury stock, at cost (890,621 and 380,777 shares as of September 30, 2018 and December 31, 2017, respectively)	(29,859)	(6,887)
Retained earnings	29,361	19,305
Total Health Insurance Innovations, Inc. stockholders’ equity	91,479	84,205
Noncontrolling interests	16,492	22,796
Total stockholders’ equity	107,971	107,001
Total liabilities and stockholders' equity	$173,392	$165,085

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (premium equivalents of $114,498 and $99,407 for the three months ended September 30, 2018 and 2017, respectively and $330,633 and $289,243 for the nine months ended September 30, 2018 and 2017, respectively)	$74,013	$63,335	$213,487	$180,986
Operating expenses:
Third-party commissions	46,695	36,603	131,792	103,146
Credit card and ACH fees	1,570	1,289	4,318	3,704
Selling, general and administrative	18,260	15,503	54,197	45,457
Depreciation and amortization	1,270	1,028	3,655	2,958
Total operating expenses	67,795	54,423	193,962	155,265
Income from operations	6,218	8,912	19,525	25,721

Other (income) expense:
Interest (income) expense	15	(2)	(39)	(2)
TRA expense	721	—	721	—
Other expense	29	23	88	27
Net income before income taxes	5,453	8,891	18,755	25,696
Provision for income taxes	1,466	2,889	4,757	4,220
Net income	3,987	6,002	13,998	21,476
Net income attributable to noncontrolling interests	943	2,117	3,942	7,374
Net income attributable to Health Insurance Innovations, Inc.	$3,044	$3,885	$10,056	$14,102

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.24	$0.33	$0.83	$1.31
Diluted	$0.22	$0.30	$0.76	$1.21
Weighted average Class A common shares outstanding
Basic	12,853,739	11,700,941	12,130,722	10,724,750
Diluted	14,060,453	12,742,952	13,302,811	11,692,755

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2017	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of Class A common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in Treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock-based compensation	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Net income	—	—	—	—	—	—	—	10,056	3,942	13,998
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,231	—	—	—	—	9,232
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(426,135)	—	—	—	—	426,135	(19,502)	—	—	(19,502)
Issuance of Class A common stock under equity compensation plans	374,066	—	—	—	6	—	—	—	—	6
Class A common stock withheld in Treasury from restricted share vesting	(83,709)	—	—	—	—	83,709	(3,470)	—	—	(3,470)
Stock-based compensation	—	—	—	—	10,936	—	—	—	—	10,936
Contributions (distributions)	—	—	—	—	17	—	—	—	(2,199)	(2,182)
Balance as of September 30, 2018 (unaudited)	13,515,203	$14	2,541,667	$3	$91,960	890,621	$(29,859)	$29,361	$16,492	$107,971

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$13,998	$21,476
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,503	4,437
Depreciation and amortization	3,655	2,958
Loss on disposal of assets	1	—
Deferred income taxes	460	1,079
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(398)	96
(Increase) decrease in advanced commissions	(3,101)	9,991
Increase in income taxes receivable	(2,542)	—
Decrease in income taxes payable	(787)	(935)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,994)	1,682
Decrease in deferred revenue	(441)	(173)
Increase in due to member pursuant to tax receivable agreement	721	—
Net cash provided by operating activities	20,075	40,611
Investing activities:
Capitalized internal-use software	(1,290)	(2,104)
Purchases of property and equipment	(534)	(239)
Net cash used in investing activities	(1,824)	(2,343)
Financing activities:
Payments for noncompete obligation	—	(96)
Payments related to tax withholding for share-based compensation	(3,470)	(448)
Issuances of Class A common stock under equity compensation plans	6	32
Purchases of Class A common stock pursuant to share repurchase plan	(19,502)	—
Distributions to member	(2,837)	(5,318)
Net cash used in financing activities	(25,803)	(5,830)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(7,552)	32,438
Cash and cash equivalents, and restricted cash at beginning of period	55,827	25,370
Cash and cash equivalents, and restricted cash at end of period	$48,275	$57,808

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$7,651	$4,113
Interest	6	10
Non-cash investing activities:
Capitalized stock-based compensation	$433	$—
Loss on disposal of assets	1	—
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$10,476	$18,619
Change in deferred tax asset related to Exchange Agreement	(11,661)	(20,732)
Issuance of Class A common stock in a private offering related to Exchange Agreement	9,232	16,487
Exchange of Class B membership interests related to Exchange Agreement	(8,048)	(14,374)

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our” refer (1) prior to the February 13, 2013 closing of an initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc., to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which, except as disclosed in the below section titled "Reclassifications," include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

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

Reclassifications

The Company reclassified in-transit credit card and ACH receipts, during the first quarter of 2018, previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. The reclassification resulted in a $1.6 million increase in cash and cash equivalents and a corresponding decrease in accounts receivable, net, prepaid expense and other current assets as of December 31, 2017 and a decrease of $217,000 in operating cash flows on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In the following summary of recent accounting pronouncements, all references to effective dates of Financial Accounting Standards Board (“FASB”) guidance relate to nonpublic entities unless otherwise noted. As noted above, we have elected to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the provisions of the JOBS Act.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which amends the existing revenue recognition standards. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. For most public entities, the standard became effective for annual and interim reporting periods beginning after December 15, 2017. For all other entities, the amendments in this update are effective for reporting periods beginning after December 15, 2018. As an emerging growth company, we are required to adopt this guidance on December 31, 2018, the date our emerging growth company status expires.

We will apply the new standard using a modified retrospective approach with the cumulative effect of its application recognized at the date of initial application. We are implementing this new standard in close consultation with our Audit Committee. We have identified our various revenue streams that could be impacted by the new standard and have reviewed individual customer contracts related to these revenue streams to determine material differences between the current and new revenue standards. The new standard will impact the majority of our revenue streams.

In accordance with ASU 2014-09, we will make estimates, including, but not limited to, the estimated revenue to be paid to us over the estimated life of the member policy. Our adoption of ASU 2014-09 will significantly change the timing of our revenue recognition over the course of the year, depending on when applications are approved.

We have identified that we generally have two performance obligations, as defined in the standard, to our customers. These performance obligations typically include:

1.	Sales and Enrollment

2.	Bill, Collect, and Support

Under current revenue recognition guidance, we generally recognize revenue ratably over the policy period as the members remit their payments. Under the new standard, the Sales and Enrollment performance obligation is considered complete once an application is approved. At the time of approval, we would record the entire amount of revenue allocated to the Sales and Enrollment performance obligation that the Company expects to receive over the life of the insurance policy or discount benefit plan. This estimate will be based on the expected persistency of the underlying insurance policy or discount benefit plan. The remaining performance obligations will be recognized ratably over the estimated life of the insurance policy or discount benefit plan. The Company has not concluded on the treatment of its cost to fulfill and obtain contracts under the new standard.

We anticipate the adoption of the new standard will have a material impact to our opening balance sheet as of January 1, 2018 due to the cumulative effect of adopting the new standard. In addition, we believe our adoption of the new standard will have a material impact on our consolidated balance sheet and consolidated statement of income for the year ended December 31, 2018 however, a reasonable estimate of the quantitative impact of adopting this standard cannot be made at this time.

To prepare for the additional disclosure requirements, we are currently implementing additional tools to support our revenue recognition and data collection processes, which will be in place and effective on December 31, 2018.

The Company has reviewed all other issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2. Long-term Advanced Commissions

Long-term advanced commissions as of September 30, 2018 were $4.4 million. There were no long-term advanced commissions as of December 31, 2017. The Company has made no allowance for uncollectible accounts.

3. Goodwill and Intangible Assets

There have been no material changes to Goodwill and Intangible assets from amounts reported in the Company’s Annual Report on Form 10-K at December 31, 2017 except for amortization expense recorded for definite lived intangible assets. Amortization expense for the three and nine months ended September 30, 2018 was $464,000 and $1.4 million, respectively, compared to $479,000 and $1.5 million for the three and nine months ended September 30, 2017, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	September 30, 2018	December 31, 2017
Carriers and vendors payable	$15,412	$14,726
Commissions payable	10,157	8,811
Accrued compensation and benefits	6,549	7,116
Accrued refunds	1,107	1,940
Accounts payable	323	3,725
Accrued professional fees	1,315	820
Accrued credit card/ACH fees	488	483
Other accrued expenses	2,390	2,104
Total accounts payable and accrued expenses	$37,741	$39,725

As of September 30, 2018, included in accrued compensation and benefits is $3.3 million related to severance from the termination of the Company's founder, Mr. Kosloske, HP executives, Messrs. Telkamp and Wang, and other Company employees.

5. Debt

There have been no changes to Company debt from amounts reported in the Company’s Annual Report on Form 10-K as of December 31, 2017. As of September 30, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon. The Company is in compliance with all debt covenants.

6. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K at December 31, 2017:

Tax Obligation Settlements and Treasury Stock Transactions

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards. In addition, certain forfeited stock-based awards are transferred to and recorded as treasury stock, and certain restricted stock awards may have been granted from shares in Treasury.

During the three and nine months ended September 30, 2018, there were 45,400 and 83,700 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. During the three and nine months ended September 30, 2017, there were 10,300 and 21,900 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of vested restricted stock awards. During the three and nine months ended September 30, 2018 and 2017, there were no shares transferred to Treasury as a result of forfeitures of restricted stock awards.

For the three and nine months ended September 30, 2018, there were cash outflows of $2.2 million and $3.5 million, respectively, with respect to shares redeemed to cover the tax obligations for the settlement of vested restricted stock. During the three and nine months ended September 30, 2017, there was $263,000 and $448,000, respectively, of cash outflows with respect to shares redeemed to cover the tax obligations for the settlement of vested restricted stock. The increase in 2018 was due to the accelerated vesting of restricted stock from the termination of the HP executives, Sheldon Wang and Bruce Telkamp, during the three months ended September 30, 2018.

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock.

During the three and nine months ended September 30, 2018 we repurchased 310,890 and 426,135 shares, respectively, of our registered Class A common stock under the current share repurchase program at an average price per share of $50.50 and $45.77, respectively. During the year ended December 31, 2017, we repurchased 222,184 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $22.15. During the three and nine months ended September 30, 2017 there were no repurchases made under the previous share repurchase program.

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

7. Stock-based Compensation

For stock appreciation rights ("SARs") granted or modified during the nine months ended September 30, 2018 and 2017, the Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free rate	2.3%	1.7%
Expected life	0.3 years	4.8 years
Expected volatility	44.6%	64.0%
Expected dividend	none	none

The following table summarizes restricted shares and SARs granted during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted shares	50	—	63	855
SARs	—	100	—	185

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted shares	$4,165	$2,246	$8,940	$3,306
SARs	268	434	1,996	1,116
Stock options	—	3	—	15
Less amounts capitalized for internal-use software	(89)	—	(433)	—
Total	$4,344	$2,683	$10,503	$4,437

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of September 30, 2018 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$9,062	1.8
SARs	1,234	1.9
Total	$10,296

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and nine months ended September 30, 2018, there were 143,100 and 163,000 SARs exercised, respectively, resulting in an increase of 111,200 and 125,900 issued shares of Class A common stock, respectively. During the three and nine months ended September 30, 2017 there were 110,500 and 1,400,000 SARs exercised, respectively, resulting in an increase of 89,800 and 1,000,000 shares of issued Class A common stock, respectively. During the three and nine months ended September 30, 2018 there were 7,500 SARs forfeited. During the three and nine months ended September 30, 2017, there were 17,500 outstanding SARs forfeited.

During the three and nine months ended September 30, 2018, there were 2,500 and 5,800 options exercised, respectively. During the three and nine months ended September 30, 2017 there were 10,700 and 29,500 options exercised, respectively. During the three and nine months ended September 30, 2018 and 2017 there were no options forfeited.

During the three months ended September 30, 2018, there were no restricted stock awards issued for performance shares. During the nine months ended September 30, 2018, there were 179,400 restricted stock awards issued for performance shares. These awards were previously granted in which the performance metrics were contractually satisfied during the period. No restricted stock awards were issued for performance shares in the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, there were 35,000 performance shares forfeited. During the three and nine months ended September 30, 2017, there were no performance shares forfeited.

We recognized income tax benefits from stock-based activity of $402,000 and $760,000 for the three and nine months ended September 30, 2018, respectively. We recognized income tax benefits from stock-based activity of $380,000 and $4.0 million, for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2018, we capitalized $89,000 and $433,000, respectively, of stock-based compensation expense related to the development of internal-use software. No stock-based compensation expense was capitalized during the three and nine months ended September 30, 2017. See Note 1 and Note 3 of our Annual Report on Form 10-K for the period ended December 31, 2017 for further information on our internal-use software.

8. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three and nine months ended September 30, 2018 and 2017 were as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income attributable to Health Insurance Innovations, Inc.	$3,044	$3,885	$10,056	$14,102
Weighted average shares—basic	12,853,739	11,700,941	12,130,722	10,724,750
Effect of dilutive securities:
Restricted shares	573,047	466,581	597,012	258,218
SARs	629,038	561,788	568,692	685,583
Stock options	4,629	13,642	6,385	24,204
Weighted average shares—diluted	14,060,453	12,742,952	13,302,811	11,692,755
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.24	$0.33	$0.83	$1.31
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.22	$0.30	$0.76	$1.21

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted Shares	50	—	50	405
SARs	—	16	105	—

Additionally, potential common stock totaling 2,541,667 shares at September 30, 2018 and 3,841,667 shares at September 30, 2017 issuable under the exchange agreement were not included in diluted shares because such inclusion would be antidilutive. See Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on the exchange agreement.

9. Income Taxes

HPIH is taxed as a partnership for income tax purposes; as a result, it is not subject to entity-level federal or state income taxation, but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income. We are subject to U.S. corporate federal, state, and local income taxes on our allocable share of net taxable income that is reflected in our condensed consolidated financial statements.

The effective tax rate for the three and nine months ended September 30, 2018 was 26.9% and 25.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 32.5% and 16.4%, respectively. For the three and nine months ended September 30, 2018 the provision for income taxes was $1.5 million and $4.8 million, respectively. For the three and nine months ended September 30, 2017, the provision for income taxes was $2.9 million and $4.2 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. On a standalone basis, the effective tax rate for the three and nine months ended September 30, 2018 for HIIQ was 15.5% and 19.3%, respectively, while the effective tax rate for each of the three and nine months ended September 30, 2018 for HP was 0.0%. On a standalone basis, the effective tax rate for the three and nine months ended

September 30, 2017 for HIIQ was 29.1% and 15%, respectively, while the effective tax rate for each of the three and nine months ended September 30, 2017 for HP was 3.7%.

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

For the three and nine months ended September 30, 2018 and 2017, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of September 30, 2018 and 2017, respectively. The Company’s 2014 through 2017 tax years remain subject to examination by tax authorities.

10. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a director and former executive officer of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the nine months ended September 30, 2018, HPIH paid cash distributions of $2.8 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of these cash distributions, $638,000 was related to amounts accrued for at December 31, 2017 and included in Due to member account on the condensed consolidated balance sheet. For the nine months ended September 30, 2017, $5.3 million in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of September 30, 2018, no estimated federal or state income taxes were due.

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

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of September 30, 2018, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,125,000 shares of Class A common stock subsequent to the IPO. As of September 30, 2018, as a result of these exchanges, we have recorded a liability of $27.4 million pursuant to the TRA, of which $1.1 million is included in current liabilities and $26.3 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of September 30, 2018, we have made $1.2 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company is the subject of a previously disclosed multistate market conduct examination ("MCE") that commenced in April 2016 by the Market Actions Working Group of the National Association of Insurance Commissioners. The MCE, which is led by the Indiana Department of Insurance and is comprised of 43 participating state insurance departments, was initially focused on a review of HCC Life Insurance Company’s sales, marketing, and compliance practices relating to short-term medical plans. The MCE was later expanded to include the Company’s marketing, sales, compliance, and administration activities. During the period from May 2016 through June 2018, the Company was served with requests for information in the form of subpoenas, and the Company responded to the requests and has otherwise been fully cooperating with the examiners, including regular discussions to bring the examination to resolution. The California Department of Insurance published a December 2017 Regulatory Settlement Agreement between HCC and certain states participating in the HCC MCE (and other states have since published the same document); as the Company was not included in that reported settlement, the Company cannot predict whether the reported HCC settlement will affect the resolution or outcome of the examination of the Company. On October 3, 2018 the Company met with the MCE examiners for confidential settlement discussions. These discussions included updated feedback on the results of the examination, and discussion aimed toward potential resolution of the examination. The Company has made what it believes to be an appropriate accrual based on the nature and stage of current discussions with the MCE examiners but the Company is not able to reasonably estimate any additional settlement amount or range of settlement amounts. Under the rules of the MCE, the negotiations remain confidential.

In addition to the MCE, we are aware that other states, including South Dakota are reviewing the sales practices and potential unlicensed sale of insurance by independently owned and operated third-party licensed-agent call centers utilized by the Company, although to the Company’s knowledge, none of these reviews are being conducted directly against the Company or call centers owned by the Company. Other states, including California and Missouri, have requested information of the Company relating to its sales practices, marketing, and other matters.

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

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance alleging that the Company made misleading statements relating to health insurance policies. The Company is actively engaged with the Department to resolve the matter.

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

In the case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter case”), in which allegations of claims handling were made against the carrier and the plaintiff also named the Company as a party. The Carter case was received on March 20, 2018 and an Amended Complaint was subsequently filed on July 6, 2018. The Company has since moved to dismiss the Amended Complaint, and the parties are awaiting the Court’s ruling. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to carriers with which we do business. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge, or resolve the claims as quickly as possible.

Other

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases were styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions, which were based substantially on the allegations raised in the short-seller report, contained substantially the same allegations, and alleged that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding the Company’s application for a third-party administrator license in the State of Florida.

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and adds allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”), which proceeding was dismissed on October 31, 2017 in light of CSI’s decision to join the Indiana Multistate Examination. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and the co-defendants filed a motion to dismiss call claims set forth in the complaint, and as of October 29, 2018, the motion had been fully briefed and is awaiting the court’s decision. At this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements for this action.

Putative Derivative Action Lawsuits

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the Delaware Court of Chancery naming most of the Company’s directors and executive officers as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the factual allegations in the above-described consolidated securities class action consolidated complaint and include additional allegations relating to misconduct by third-party call centers utilized by the Company in its operations. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On June 5, 2018, the court entered a stipulation and order staying the litigation pending resolution of the above-described securities litigation (In re Health Insurance Innovations Securities Litigation), whether by dismissal with prejudice or entry of final judgment. Defendants intend to vigorously defend against these claims. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s condensed consolidated financial statements for this action.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to advertising activities allegedly conducted by independently owned and operated licensed-agent distributors, who are only associated with the Company by their use of our technology and billing platform. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although we believe that the Company does not engage in such activities. In fact, the Company maintains internal and external compliance staff and processes to monitor distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. In the previously reported case of Hicks, the Company was dismissed from the case with prejudice without any finding of liability and without it having to make settlement payment on its behalf. As part of the complete dismissal and resolution of the case in the Company’s favor, Hicks affirmatively stated that the Company made none of the alleged telephone calls as originally asserted in the complaint and had no liability or responsibility of the alleged marketing activities. The Company continues to defend itself through procedural motions in two other cases filed by what we have determined to be serial-professional plaintiffs known as Craig Cunningham and Kenneth Moser. In Cunningham, the Company has been successful at having the case dismissed twice, including receiving comments from the Federal Court encouraging Mr. Cunningham not to refile. Contrary to that suggestion, Mr. Cunningham refiled his case again and the Company has responded with another motion to dismiss. Moser, who like Cunningham, has been a plaintiff in hundreds of similar cases against companies nationwide. Similarly, the Company has received claims for alleged TCPA violations from other claimants, the majority of which are not lawsuits. The Company believes many of these individuals to be professional plaintiffs and not common consumers. The Company maintains an internal legal department that reviews these claims as they arise, coordinates the Company’s response to such, and supports outside counsel when litigation defense is required. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company commonly uses outside legal counsel to defend against such claims and requires that the independently owned, licensed-agent distributors who are related to any such claims provide indemnification and reimbursement to the Company for the costs associated with these Claims.

Other matters

We enter into agreements in the ordinary course of business that may require us to indemnify the other party for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal demands and informal requests for indemnification from a number of carriers related to the MCE, states' investigations into carriers relating to agent licensing, and the TCPA claims identified above. Management cannot reasonably estimate any potential losses, but these claims could result in a material liability for us.

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

The following table presents a reconciliation of premium equivalents to revenues for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Premium equivalents	$114,498	$99,407	$330,633	$289,243
Less risk premium	38,569	34,502	111,685	103,545
Less amounts earned by third party obligors	1,916	1,570	5,461	4,712
Revenues	$74,013	$63,335	$213,487	$180,986

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

The following table presents the number of policies in force by product type as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017	Change
IFP	192,666	176,088	9.4%
Supplemental products	185,271	171,838	7.8%
Total	377,937	347,926	8.6%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,987	$6,002	$13,998	$21,476
Interest (income) expense	15	(2)	(39)	(2)
Depreciation and amortization	1,270	1,028	3,655	2,958
Provision for income taxes	1,466	2,889	4,757	4,220
EBITDA	6,738	9,917	22,371	28,652
Stock-based compensation and related costs (1)	4,500	2,782	10,766	4,897
Transaction costs	64	5	283	761
Tax receivable agreement liability adjustment	721	—	721	—
Indemnity and other related legal costs	1,301	238	2,334	886
Severance, restructuring and other charges	706	—	3,658	247
Adjusted EBITDA	$14,030	$12,942	$40,133	$35,443

(1) During the three months ended June 30, 2018, the Company began including in adjusted EBITDA, the payments related to employer taxes for vesting and exercises of stock-based compensation. For period-over-period comparability, the Company has included these amounts in the 2017 previously reported numbers. For the three and nine months ended September 30, 2017, the impact on adjusted EBITDA was an approximate increase of $100,000 and $459,600, respectively. This resulted in no change to adjusted net income per share for the three months ended September 30, 2017 and a $0.02 increase in adjusted net income per share for the nine months ended September 30, 2017.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,987	$6,002	$13,998	$21,476
Interest (income) expense	15	(2)	(39)	(2)
Amortization	464	479	1,391	1,502
Provision for income taxes	1,466	2,889	4,757	4,220
Stock-based compensation and related costs	4,500	2,782	10,766	4,897
Transaction costs	64	5	283	761
Tax receivable agreement liability adjustment	721	—	721	—
Indemnity and other related legal costs	1,301	238	2,334	886
Severance, restructuring and other charges	706	—	3,658	247
Adjusted pre-tax income	13,224	12,393	37,869	33,987
Pro forma income taxes	(3,174)	(4,709)	(9,089)	(12,915)
Adjusted net income	$10,050	$7,684	$28,780	$21,072
Total weighted average diluted share count	16,602	16,585	16,592	16,260
Adjusted net income per share	$0.61	$0.46	$1.73	$1.30

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

The following table presents a reconciliation of SG&A to Core SG&A for the three and nine months ended September 30, 2018, and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total SG&A	$18,260	$15,503	$54,197	$45,457
Less Stock-based compensation and related costs	4,500	2,782	10,766	4,897
Less Transaction costs	64	5	283	761
Less Indemnity and other related legal costs	1,301	238	2,334	886
Less Severance, restructuring and other charges	706	—	3,658	247
Less Marketing and advertising	1,839	2,249	6,148	7,798
Core SG&A	$9,850	$10,229	$31,008	$30,868
% of Revenue	13.3%	16.2%	14.5%	17.1%

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Revenues for the three months ended September 30, 2018 were $74.0 million, an increase of $10.7 million, or 16.9%, compared to the same period in 2017. Revenues for the nine months ended September 30, 2018 were $213.5 million, an increase of $32.5 million, or 18.0%, compared to the same period in 2017. The increase was primarily due to the increase in the number of policies in force and improved discount benefit plan offerings. Further, a sales mix shift to more health benefit insurance plans ("HBIP") and favorable carrier negotiations have decreased risk premiums as a percentage of premium equivalents. Policies in force increased 8.6% to 377,900 at September 30, 2018 from 347,900 at September 30, 2017.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between our internal and external distribution networks.

Third-party commissions for the three months ended September 30, 2018 were $46.7 million, an increase of $10.1 million, or 27.6%, compared to the three months ended September 30, 2017. Third-party commissions for the nine months ended September 30, 2018 were $131.8 million, an increase of $28.6 million or 27.8%, compared to the nine months ended September 30, 2017. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through third-party licensed distributors.

Third-party commissions represented 63.1% of revenues for the three months ended September 30, 2018, as compared to 57.8% of revenues for the three months ended September 30, 2017. Third-party commissions represented 61.7% of revenues for the nine months ended September 30, 2018, as compared to 57.0% of revenues for the nine months ended September 30, 2017. These increases were driven by a higher mix of policies in force from our third-party licensed distributors, as compared to the prior periods.

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

SG&A expense for the three months ended September 30, 2018 was $18.3 million. This represents an increase of $2.8 million, or 17.8%, compared to the three months ended September 30, 2017. SG&A expense for the nine months ended September 30, 2018 was $54.2 million, an increase of $8.7 million, or 19.2%, compared to the nine months ended September 30, 2017. The increase in SG&A for the three and nine months ended September 30, 2018, was primarily attributable to increased severance expense related to the employment termination of the HP executives and the Company's founder, stock-based compensation, and higher professional fees.

SG&A expense represented 24.7% of revenues for the three months ended September 30, 2018, as compared to 24.5% of revenues for the three months ended September 30, 2017. For the nine months ended September 30, 2018, SG&A represented 25.4% revenues compared to 25.1% of revenues, respectively, for the nine months ended September 30, 2017.

Depreciation and Amortization

Depreciation and amortization expense is primarily related to the amortization of acquired intangible assets as well as depreciation of property and equipment used in our business.

Depreciation and amortization expense for the three months ended September 30, 2018 was $1.3 million, an increase of $242,000, or 23.5%, compared to the three months ended September 30, 2017. Depreciation and amortization expense for the nine months ended September 30, 2018 was $3.7 million an increase of $697,000 or 23.6%, compared to the nine months ended September 30, 2017. The increase in depreciation and amortization was primarily driven by depreciation of internal-use software.

Provision for Income Taxes

For the three months ended September 30, 2018 and 2017, we recorded a provision for income taxes for $1.5 million and $2.9 million, reflecting effective tax rates of 26.9% and 32.5%, respectively. For the nine months ended September 30, 2018 and 2017, we recorded a provision for income taxes for $4.8 million and $4.2 million, reflecting effective tax rates of 25.4% and 16.4%, respectively. See Note 9 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of September 30, 2018, we had an 84.2% economic interest in HPIH, whereas HPI and HPIS had the remaining 15.8% economic interest in HPIH. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements. During the three months ended June 30, 2018, Mr. Kosloske exchanged a total of 1,300,000 shares of Class B common stock and an equal number of Series B membership interests. This transaction contributed to the 34.2% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2017. See Note 10 of the accompanying condensed consolidated financial statements for further information on the Exchange Agreement.

Net income attributable to HIIQ for the three and nine months ended September 30, 2018, and 2017 included HIIQ’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of September 30, 2018, we had $33.1 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

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

At September 30, 2018, we had no outstanding balance from draws on the Credit Facility and $30.0 million was available to be drawn upon.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$20,075	$40,611
Investing activities	(1,824)	(2,343)
Financing activities	(25,803)	(5,830)

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018 was primarily the result of consolidated net income, before noncontrolling interests, of $14.0 million. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of $3.7 million in depreciation and amortization, $10.5 million in stock-based compensation, and $460,000 in deferred income taxes. The primary drivers of the net change in operating liabilities were a decrease in accounts payable, accrued expenses, and other liabilities for $2.0 million, a decrease in income taxes payable of $787,000, a decrease in deferred revenue of $441,000, and an increase of $721,000 in due to member pursuant to the tax receivable agreement. The net change in operating assets were an increase in advanced commissions of $3.1 million, an increase in income taxes receivable of $2.5 million, and an increase in accounts receivable, prepaid expenses, and other assets of $398,000. Cash provided by operating activities for the nine months ended September 30, 2018 increased by $872,000 due to the first quarter of 2018 reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. See Note 1 of the accompanying condensed consolidated financial statements for further information on the reclassification.

Cash provided by operating activities for the nine months ended September 30, 2017 was primarily the result of consolidated net income, before noncontrolling interests, of $21.5 million. Adjustments to reconcile net income to net cash provided by operating activities consisted of $3.0 million in depreciation and amortization and $4.4 million in stock-based compensation. The primary drivers of the net change in operating liabilities were an increase in accounts payable, accrued expenses, and other liabilities for $1.7 million and a favorable net change in incomes taxes of $935,000. Net changes in operating assets were a decrease in advanced commissions of $10.0 million and a decrease in accounts receivable, prepaid expenses, and other assets for $96,000. Cash provided by operating activities for the nine months ended September 30, 2017 decreased by $217,000 due to the reclassification of in-transit credit card and ACH receipts previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2018 were attributable to capitalized internal-use software costs of $1.3 million and purchases of property and equipment for $534,000. Our primary investing activities for the nine months ended September 30, 2017 were attributable to capitalized internal-use software and website development costs of $2.1 million and purchases of property and equipment for $239,000.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash used in financing activities of $25.8 million was primarily driven by $19.5 million for purchases of Class A common stock pursuant to our share repurchase plan, distributions to member for $2.8 million, and $3.5 million for payments associated with the net settlement of employee tax liabilities related to restricted share vesting.

During the nine months ended September 30, 2017, cash used in financing activities of $5.8 million was primarily driven by distributions to member of $5.3 million and payments of $448,000 associated with the net settlement of employee tax liabilities related to restricted share vesting.

Off-Balance Sheet Arrangements

Through September 30, 2018, we had not entered into any material off-balance sheet arrangements, other than the operating leases discussed in Note 12 of our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

	Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019	Thereafter
Operating Leases	$769	$158	$611	$—
Total	$769	$158	$611	$—

As of September 30, 2018, we had $769,000 in contractual obligations related to operating leases. No contractual obligations related to long-term debt, capital leases, or purchase obligations were outstanding as of September 30, 2018.

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

Carrier Concentration

For the nine months ended September 30, 2018, two carriers accounted for 65% of our premium equivalents, and for the year ended December 31, 2017, three carriers accounted for 54% of our premium equivalents. For the nine months ended September 30, 2018, Federal Insurance Company ("CHUBB") accounted for 39% and Lifeshield National accounted for 26% of our premium equivalents. The Company anticipates that its premium equivalents in 2018 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. The Company accrues for losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For a further detailed discussion surrounding legal and other contingencies, see Note 10 "Commitments and Contingencies."

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2018.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number, and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability, and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice, at the Company’s discretion. During the nine months ended September 30, 2018, there were 426,135 shares repurchased under the repurchase program at an average price of $45.77.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting of restricted stock awards. During the nine months ended September 30, 2018, there were 83,709 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended September 30, 2018:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2018 through July 31, 2018	12,297	(1)	$32.67	—	905,361
August 1, 2018 through August 31, 2018	281,164	(1)	$49.89	260,890	644,471
September 1, 2018 through September 30, 2018	62,826	(1)	$54.66	50,000	594,471
Total	356,287			310,890

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards

(2)
Maximum number of shares that may yet be repurchased under the repurchase program is estimated by dividing the remaining authorized repurchase amount of $41.3 million at July 1, 2018 by the average third quarter 2018 reported sale price of our Class A common stock on the NASDAQ Global Market of $45.59. The plan was announced on October 16, 2017 and expires after 24 months.

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

HEALTH INSURANCE INNOVATIONS, INC.

October 30, 2018	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

October 30, 2018	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)