Form 10-K
period 2018-12-31
Health Insurance Innovations, Inc.
filed 2019-03-14
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
 ___________________________________________________
FORM 10-K
 ___________________________________________________

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 001-35811
 ___________________________________________________

Health Insurance Innovations, Inc.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15438 North Florida Avenue, Suite 201, Tampa, Florida	33613
(Address of principal executive offices)	(zip code)

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
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Emerging growth company	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)		Smaller reporting company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2018, was approximately $351.6 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 29, 2018.

As of March 11, 2019, there were 14,675,824 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 2,541,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2019 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

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

PART I

ITEM 1. BUSINESS

Overview

We are a cloud-based technology platform and distributor of affordable health and life insurance products that meet the demands and needs of our consumers. These products include individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and health benefit insurance plans ("HBIP"). We also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We are not an insurer and do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. We assume no underwriting, insurance or reimbursement risk.

We market products to individuals through e-commerce and other licensed-agent distribution channels, consisting of both our internal distribution network, and an external distribution network of independently owned and operated distributors. For a majority of the products we offer, we collect money and manage the members’ non-claims related experience for the IFPs, non-insurance products, and supplemental products.

STM plans feature a streamlined underwriting process offering immediate purchase options. STM plans offer qualifying individuals, under the age of 65, insurance benefits for fixed durations. STM plans generally provide health insurance coverage with an open-provider network and a wide range of deductible and copay levels.

On August 3, 2018, the Departments of Health and Human Services, Treasury, and Labor ("Departments") published a rule that changed the way that STM is regulated. The new rule, that went into effect October 2, 2018, extended the maximum duration of these plans from three months to less than 12 months, allowing for renewal or extensions for up to 36 months, subject to each state’s insurance laws. The new rule includes updated notice requirements. The Departments noted in the new rule that issuers and brokers of STM will benefit from its changes and we believe that the new rule makes STM a more practical and flexible form of coverage than it had been previously. Additionally, as of January 1, 2019, the tax penalty for individuals not maintaining minimum essential coverage under the Patient Protection and Affordable Care Act (“PPACA”) is reduced to $0. We believe eliminating the tax penalty removes a barrier that may have prevented certain consumers from previously purchasing STM.

HBIPs are insurance products which include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65. These highly customizable products are generally on an open-provider network without copayments or deductibles and do not have defined policy term lengths.

We also provide numerous affordable supplemental insurance and non-insurance products, including life insurance policies, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and pharmacy benefit cards, that are frequently purchased as supplements to IFPs. These supplemental insurance and non-insurance products typically do not have defined policy term lengths and are not affected by regulation relating to maximum duration or renewal of STM products.

Our scalable, proprietary, and web-based technology platform facilitates the enrollment process for our distribution. Members can tailor product selections to meet their personal insurance and budget needs, buy policies and print policy documents and identification cards in real-time. Our technology platform uses online applications, some with health questionnaires, to provide an immediate "accept or reject" decision using rules and criteria determined by the carriers for the products we offer. Once an application is accepted, individuals can use our automated payment system to complete the enrollment process and obtain instant electronic access to their policy fulfillment documents, including the insurance policy, benefits schedule and identification cards. We receive credit card and Automated Clearing House (“ACH”) payments directly from members at the time of sale. Our technology platform provides scalability and, on a per-policy-basis, reduces the costs associated with marketing, selling, and other obligations. Our online enrollment process allows us to aggregate and analyze consumer data and purchasing habits to track market trends and drive product innovation.

We manage member relations via email, through our online member portal, which is available 24 hours a day, seven days a week, and via telephone. In 2018, the Company launched MyBenefitsKeeper® ("MBK"), the next generation online platform to simplify and improve the member experience by providing members a "one-stop-shop" to manage benefits and purchase products. With MBK members have the ability to:

• purchase products from web application;	• access identification cards from application;
• view and download documents;	• chat with customer service;
• get notifications to reapply, if applicable;	• receive answers to frequently asked questions;
• find and call a doctor from the app;	• change billing or view history.

Our sales of IFP and supplemental products focus on the under-penetrated segment of the U.S. population who are uninsured or underinsured. These respective classes include, but are not limited to, individuals not covered by employer-sponsored insurance plans, such as the self-employed, small business owners and their employees, individuals who are unable to afford the rising cost of individual major medical ("IMM") premiums, underserved “gap populations” that require insurance due to changes caused by life events, such as new graduates, divorcees, early retirees, military discharges, the unemployed, part-time and seasonal employees and potential members seeking health insurance between the open enrollment periods created under the PPACA.

We also provide consumers with access to health insurance information search and comparison technology through our website, HealthPocket.com. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family or small business, empowering consumers to make informed health plan decisions.

The Company also has a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFPs under the AgileHealthInsurance® brand. AgileHealthInsurance.com (“Agile”) is one of the few internet sites dedicated to helping consumers understand the benefits of STM and HBIP.

We are a Delaware corporation, and we were incorporated on October 26, 2012.

Health Insurance Industry and Market Opportunity

In recent years there have been major changes to health insurance laws. Some of these changes were implemented under PPACA and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which we collectively refer to as “Healthcare Reform.” Healthcare Reform imposed requirements on a broad segment of the population, including, through December 31, 2018, a mandate that most individuals carry health insurance or face tax penalties (the “Individual Mandate Penalty”); tax credits and subsidies for the policy premium costs of IMM plans for qualifying individuals; the establishment of a mandatory set of ten Essential Health Benefits for IMM plans; a mandate that certain employers offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio (“MLR”) requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality.

Healthcare Reform has, among other things, contributed to a dramatic increase in the unsubsidized average premium for IMM plans, caused carriers to narrow networks available under IMM plans and restricted the availability (except in limited circumstances) of open enrollment periods. Our IFP plans’ affordable premium prices, wide acceptance among healthcare providers and year-round availability provide value to the consumer that may not be available under PPACA health plans. Our IFP products are not subject to narrow networks and are exempt from the minimum MLR thresholds, pre-existing condition provision restrictions, and Essential Health Benefits requirements under Healthcare Reform, allowing us to provide health insurance products with average premium cost typically more affordable than unsubsidized PPACA health plans. We believe that these dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market.

Ongoing changes in the health insurance industry have expanded and reshaped our target market and we believe the market will continue to evolve. We intend to continue to pursue opportunities to help meet consumers’ needs for affordable health insurance. We believe that our technology platform, product focus, and industry expertise will allow us to gain an increasing share of this dynamic market.

Our Strategy

Our objective is to leverage our technology to efficiently deliver innovative affordable health insurance solutions to consumers combined with an outstanding member experience. Our principal strategies to meet this objective are:

•
Data-Driven Product Innovation. We utilize vast amounts of data to constantly enhance and diversify our product portfolio to provide consumers with more robust choices for their health insurance needs.

•	Outstanding Member Experience. We have invested significant resources and strive to be market leaders in our member services leveraging our new member portal, MBK.

•
Maximize E-commerce Opportunity. We believe that e-commerce is an efficient and compliant distribution channel that we see as a continued investment opportunity. We will continue to expand our direct to consumer web presence with continued focus on its profitability.

•
Expand Compliant Distribution. The extensive traditional distribution network we access includes independently owned and operated internet distributors and licensed-agent call centers to sell insurance products. The technology platform and other support that we provide, and the terms on which we trade with our distribution network, motivates distributors to work with us. We provide the distributors with training, audit and other support, and monitoring, and we continue to improve our distributor compliance. By offering highly competitive terms, we believe we will continue to attract new distributors as the insurance marketplace continues to evolve, and we intend to continue to grow our relationships with traditional distributors.

•
Increased Consumer Awareness. We believe that increased consumer awareness will enhance consumer choice and increase understanding of products that are available in the health insurance market. Through our enhanced member experience, targeted marketing campaigns, and collaboration with regulatory and government entities, we will continue to drive awareness and education in the market.

•
Focus on Scalability and Leverage. We believe that continuing to invest in technology will improve our scalability and on a per-policy basis, reduces the costs associated with marketing, selling, and other obligations.

•
Strategic Acquisitions and Other Transactions. We may acquire, or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities.

Our Competitive Strengths

Proprietary, Web-Based, Direct-to-Consumer Technology Platforms

Our business is based on a unique and scalable proprietary, web-based technology platform. Our technology represents a distinct competitive advantage as it reduces the need for member support agents, the time associated with quoting, billing, underwriting, fulfillment, sale and marketing, and provides significant operating leverage as we add members and product offerings.

Our Core Technology

Our core technology platform processes and combines data that is used in insurance plan and product design, sales and distribution of our products, member services, business and regulatory compliance, and general reporting. Key elements of our core technology platform include:

•	Quote-Buy-Print. Individuals access our technology platform through our distributors and can quote products and buy and print their policy documents and identification cards at anytime.

•
Automated Underwriting. The entire underwriting process is handled by our core technology platform through the use of health questionnaires approved by the insurance carriers. Because our IFP products are largely targeted to individuals who do not have significant pre-existing conditions and our HBIP are guaranteed-issue, we do not have a traditional underwriting department. Underwriting for IFP products is an immediate accept or reject decision based on a prospective member’s answers to an abbreviated online health-related questionnaire.

•
Multiple Value-Added Products. Consumers are able to complement our IFP offerings with supplemental products such as pharmacy benefit cards, dental plans, vision plans, and cancer/critical illness plans. Our technology platform makes it possible for us to instantly offer these bundled products to fit member needs.

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

•	Integration with AgileHealthInsurance®. Our core technology platform integrates directly with our direct to consumer AgileHealthInsurance.com platform.

MyBenefitsKeeper® (“MBK”)

The addition of MBK has further enhanced our technological advantage by simplifying and improving the member experience by allowing members to manage benefits and purchase products via our online platform.

Established Long-Standing Insurance Carrier Relationships

One of our core strengths is long-standing relationships with some of the leading insurance carriers in the United States. This enables us to offer a broad range of IFP and supplemental products on our technology platform. We have entered into written contracts with each of these carriers pursuant to which we sell the carriers’ health plans and supplemental products and manage the member experience in exchange for the payment of commissions that vary by carrier and by plan.

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. Our relationships with highly rated insurance carriers include Federal Insurance Company ("CHUBB"), AXIS Insurance Company, Everest Reinsurance Company, Standard Life and Accident Insurance Company, Aspen Insurance, and AFLAC, among others. We also continue to develop relationships with new carriers to help us expand our product portfolio.

Long-Term Relationships with Licensed Insurance Distributors

Our scalable technology platforms, our relationships with multiple insurance carriers, our focus on compliance, and our product expertise make us a partner of choice for our distributors. We leverage our long-standing insurance carrier relationships to access highly competitive products which are desirable to distributors. Our management team has built a broad distribution network and continuously adds new compliant third-party licensed independent distributors.

Seasoned Management Team

Our management team has substantial experience and long-standing relationships developed over long periods in the insurance and risk management industries. Our management team draws on its broad industry experience to identify opportunities to expand our business and collaborate with insurance carriers and distributors to help develop products and respond to market trends.

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

Seasonality

The marketing of IFP and supplemental plans is subject to seasonal fluctuations that we believe have been largely impacted by Healthcare Reform. Beginning in 2013, under Healthcare Reform, open enrollment periods were created. During these periods, individuals can enroll in individual insurance policies. During the times that these open enrollment periods are closed, we have the capability to sell our IFP products as health insurance to consumers who are unable to enroll in plans under PPACA. During the six open enrollment periods to date, we have experienced significant fluctuations in sales. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced to date may change as legislative and/or regulatory changes to Healthcare Reform continue and our markets change.

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

Online Agents. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Some online agents also sell non-health insurance products such as auto insurance, life insurance and home insurance.

Exchanges. Government and privately-administered Exchanges have been established under Healthcare Reform where individuals can select and purchase health insurance plans.

National Insurance Brokers. Although insurance brokers have traditionally not focused on the affordable IFP market, they may enter our markets and could compete with us. These large agencies may have relationships with some large carrier companies, could be licensed nationwide and have large customer bases and significant financial, technical and marketing resources to compete in our markets. Some of these large agencies and financial services companies have worked with us in order to offer our services to their customer and member bases.

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

•	affordable, value added IFP, supplemental, and related products;

•	proprietary, web-based technology platform;

•	strength of carrier relationships and depth of technology integration with carriers;

•	data-driven product design;

•	highly automated compliance program;

•	strength of distribution relationships; and

•	seasoned management.

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

For more information see Item 1A. Risk Factors—“We rely on third-party vendors to develop, host, maintain, support and enhance our technology platform” and Item 1A. Risk Factors—“Our failure to obtain, maintain and enforce the intellectual property rights on which our business depends could have a material adverse effect on our business, financial condition and results of operations.”

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

Healthcare Reform

In March 2010, Healthcare Reform was signed into law. Healthcare Reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, Healthcare Reform includes a mandate requiring individuals to be insured or face tax penalties for years ending on or before December 31, 2018; a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM plans using pre-existing health conditions as a reason to deny an application for health insurance; MLR requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve healthcare quality; establishment of Exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform has been implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Many of the PPACA regulations became effective on or before January 1, 2014, but regulatory changes continue. Through these regulations, the federal government and its implementing agencies may regulate or otherwise impose restrictions upon all types of health insurance including the IFP products that we sell. Although the U.S. Supreme Court upheld Healthcare Reform’s mandate requiring individuals to purchase health insurance in 2012, the Tax Act has eliminated the Individual Mandate Penalty for individuals who do not purchase such health insurance beginning in 2019, and there is continuing uncertainty about whether other parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended, with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under “Item 1. Business—Health Insurance Industry and Market Opportunity,” Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Short-Term, Limited-Duration Insurance: Final Rule

On October 12, 2017, President Trump signed an Executive Order promoting healthcare choice and competition across the United States which called for expanded availability of short-term, limited-duration insurance, such as STM, to consider allowing such insurance to cover longer periods and be renewed by the consumer. On August 3, 2018, the Departments of Health and Human Services, Labor, and Treasury, published the rule that changed the way that short-term, limited duration insurance coverage is regulated. The new rule, effective October 2, 2018, extended the maximum duration of these plans from three months to less than 12 months, allowing for renewal or extensions for up to 36 months, subject to state law. The new rule includes updated notice requirements and makes STM a more practical and flexible form of coverage than it had been previously. Additionally, as of January 1, 2019, the tax penalty for individuals not maintaining minimum essential coverage is reduced to $0. This removes another obstacle that may have prevented certain consumers from previously purchasing STM.

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

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our carrier companies’ and our clients’ health plans generally will be covered entities, and as their business associate, we may be asked to contractually comply with certain aspects of these standards by entering into requisite business associate agreements with the covered entities. Under the HIPAA implementing regulations, business associates and covered entities can each be held individually responsible for privacy and data security breaches.

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

Consumer Protection Laws

Federal and state consumer protection laws are being increasingly enforced by the United States Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”), and the various states’ attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, concerning consumer notice, choice, security and access.

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

In certain states, some of our products may only be available as a group association plan. In these states, members must enroll in group programs or associations in order to access certain of our insurance products, benefits and services. We have entered into relationships with such associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association (“Med-Sense”), a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, Med-Sense exclusively endorses the insurance products that we offer, and we receive compensation for our services. Our agreement with Med-Sense is automatically renewable for one-year terms, unless terminated on 120 days written notice by either party. The agreement is also terminable on 15 days’ written notice by either party under certain circumstances, such as in the case of a breach.

Employees

As of December 31, 2018, we had 222 employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees are represented by a labor union.

Available Information

We file with, or submit to the SEC, annual, quarterly and current periodic reports, proxy statements, codes of business conduct, and other information meeting the informational requirements of the 1934 Act. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available at http://www.sec.gov.

Our internet address is http://www.hiiq.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K, unless specifically noted otherwise.

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

Our business practices and the business practices of our third-party licensed distributors and carriers are heavily regulated by each state in the United States and various federal agencies. State regulators require that we and our third-party licensed distributors adhere to sales, documentation, and administration practices specific to each state. As a result, we are currently subject to several state regulatory examinations and actions as further described in Note 14 “Commitments and Contingencies” in Part IV, Item 15 of this report. These examinations include, but are not limited to, a civil investigative demand from the Massachusetts Attorney General’s Office, as further described in Item 15 of this report. An adverse finding or result in one or more of these matters could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenues, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation.

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

Changes and developments in the health insurance system in the United States, in particular Healthcare Reform, could harm our business.

Our business depends upon the private sector of the U.S. insurance system, its role in financing healthcare delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations for the marketing and sale of health insurance plans and products.

Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future changes may, or may not, be beneficial to us, and may differ in significant ways from current Federal and state rules.

Certain key members of Congress continue to express a desire to withhold the funding necessary for Healthcare Reform or the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment of Healthcare

Reform, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. Conversely, the enforcement of Healthcare Reform and regulations promulgated thereunder could have negative effects on us, including:

•	increasing our competition;

•	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell;

•	decreasing the number of types of health insurance plans and products available for us to sell and/or the number of insurance carriers offering such plans and products;

•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell;

•	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways;

•	causing IFP policyholders to pay the government a penalty or tax;

•	making the cost of IMM more affordable through tax credits and subsidies or other market reforms;

•	increasing regulation of stand-alone HBIP; or

•	increasing regulation of STM policies, including subjecting STM policies to MLR requirements or restrictions on pre-existing condition requirements.

Any of these changes could materially harm our business, results of operations and financial condition. For example, the manner in which the federal government and the states enforce Healthcare Reform could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans and products we are able to sell and the geographies in which we are able to sell them. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans and products in a particular jurisdiction, to eliminate certain categories of products that we currently sell or to attempt to move members into new plans and products for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans and products or determine not to sell individual health insurance plans and products altogether, our business, results of operations and financial condition could be materially harmed.

A substantial portion of our business is concentrated in a small number of carriers, and such concentration could make our business more vulnerable to adverse changes in our relationships with carriers.

We typically enter into contractual agency relationships with insurance carriers that are non-exclusive and terminable on notice by either party for any reason. Insurance carriers may be unwilling to underwrite the health insurance plans or products we help design, or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, insurance carrier websites or other sales channels, or to market their own plans or products, and, in turn, could limit or prohibit us from marketing their plans or products. Insurance carriers may decide not to underwrite insurance plans or products in the individual health insurance market in certain geographies or altogether. Our carrier relationship could also be affected by lawsuits and regulatory actions against our carriers relating to the products sold by us, as such carriers may seek indemnification or reimbursement from us or may seek to otherwise adversely change their relationship with us. Carriers can be, and at least two of our carriers have been, subject to lawsuits and regulatory actions of which we could, and have been, named parties based on our relationship with the carrier. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans or products we offer. We also could lose a source of, or be paid reduced commissions for, future sales. Our business could also be harmed if we fail to develop new insurance carrier relationships or are unable to offer members a wide variety of health insurance plans and products.

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

We depend upon licensed third-party independent distributors, in addition to our internal distribution network, to sell our products. We typically enter into contractual agency relationships with independent distributors that are non-exclusive and terminable on short notice by either party for any reason. In many cases, these distributors also have the ability to amend the terms of our agreements unilaterally on short notice. Third-party distributors may be unwilling to sell our health insurance plans or products or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. For example, these independent distributors may decide to sell plans and products that bring them a higher commission than our plans and products or may decide not to sell IFP plans at all. We rely on a diverse distributor network to sell the products we offer, but any loss of relationships with independent distributors or failure to maintain good relationships with independent distributors could nevertheless harm our business, results of operations and financial condition. We have terminated, and could continue to terminate relationships, with distributors for their failure to follow our compliance standards or their otherwise engaging in problematic business practices.

We depend on relationships with third-parties for certain services that are important to our business. An interruption or cessation of such services by any third-party could have a material adverse effect on our business.

We depend on a number of third-party relationships to enhance our business. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party partners and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such partners, or our failure to enter into agreements with partners in the future could harm our business, results of operations and financial condition. If our partners are unable or unwilling to provide the services necessary to support our business, or if our agreements with such partners are terminated, our operations could be significantly disrupted. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party partners. In addition, third-party partners may not be able to provide the services required in order to meet the changing needs of our business.

For example, state regulations may require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with certain associations in order to provide individuals access to our products. For example, we have an agreement with a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. This non-profit has the right to cancel its agreement with us at any time by providing 120 days’ prior written notice. While we believe we could replace this non-profit with other group programs or associations, there can be no assurance that any of our other association affiliations could do so. If we were to lose our relationship with our non-profit associations and were unable to find another group program or association on a timely basis or at all, this would have a material adverse effect on our business.

We rely on third-party vendors to develop, host, maintain, support and enhance our technology platform.

We are party to agreements with BimSym pursuant to which BimSym provides various professional services relating to our core technology platform, including hosting, support, maintenance and development services. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors, particularly BimSym, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors, or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. If our vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business.

If we or our independent distributors fail to comply with the numerous laws and regulations that are applicable to our business, our business and results of operations could be harmed.

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to each state. In addition, each distributor who transacts health insurance business on our behalf must maintain a valid license in each state in which it negotiates, sells or solicits the sale of insurance. As we do business in the majority of states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant, suspend, and revoke licenses to transact insurance business;

•	issue provisional or conditional licenses for probationary periods;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the negotiation, sale or solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy can be sold;

•	determine under what circumstances entities can be paid commissions from carriers;

•	regulate the content of insurance-related advertisements, including web pages;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties;

•	otherwise require changes to, or impose conditions, on how we or our distributors conduct business in their respective jurisdictions.

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

We depend, in part, on independent third-party distributors for the sale of our products. The failure of any of our independent third-party distributors to comply with applicable laws and regulations could have an adverse effect on our business. For example, while we are not culpable for the actions or omissions of our independent third-party distributors, their actions or omissions could result in an investigation or regulatory action against our Company.

In addition, we have received and may receive in the future inquiries from state insurance regulators regarding our marketing and business practices, the practices of our independent third-party distributors and our insurance carriers. We may modify our practices in connection with any such inquiry, and we may require our distributors to change their practices, or we may be forced to terminate distributors based on such practices. In 2016 we terminated two of our largest independent third-party distributors. Again in 2018, we terminated one of our largest independent third-party distributors for failure to comply with our compliance standards. Any modification, or penalty for noncompliance based on our marketing or business practices in response to regulatory inquiries could harm our business, results of operations or financial condition.

For additional information regarding our current state insurance regulatory matters, see Note 14 “Commitments and Contingencies” in Part IV, Item 15 of this report.

Changes in the quality and affordability of the health insurance plans and products that insurance carriers offer to us for sale through our technology platform could harm our business and results of operations.

The demand for health insurance marketed through our technology platform is affected by, among other things, the variety, quality and price of the health insurance plans and products we offer. If health insurance carriers do not continue to allow us to sell a variety of high-quality, affordable health insurance plans and products in our markets, or if their offerings are limited or terminated as a result of consolidation in the health insurance industry, changes in Healthcare Reform or otherwise, our sales may decrease and our business, results of operations and financial condition could be harmed.

If individuals or insurance carriers opt for more traditional or alternative channels for the purchase and sale of health insurance, our business could be harmed.

Our success depends, in part, upon continued growth in the use of the internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the internet to request further information or contact the distributors directly or indirectly that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform. Our future growth, if any, will depend in part upon:

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

If individuals and carriers determine that other sources of health insurance and health insurance applications are superior, our business will not grow, and our results of operations and financial condition could be harmed.

Any legal liability, regulatory penalties, or negative publicity for the information on our platform or that we otherwise distribute or provide could likely harm our business and results of operations.

We provide information on our platform, through our independent third-party distributors, and in other ways, regarding health insurance in general and the health insurance plans and products we market and sell. Such information includes insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons, and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information contained on our platform. We regularly provide health insurance plan information in the scripts used by our independent third-party distributors. The information we provide on our platform, through our independent third-party distributors, and otherwise may be construed as not accurate or misleading. If it is construed that we have not properly assisted individuals and businesses in purchasing health insurance, consumers, insurance carriers and others could attempt to hold us liable for damages. If such is the case, our relationships with insurance carriers could be terminated. Regulators also could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. Such action could result in loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. We cannot guarantee that we will be able to resolve these complaints without significant financial cost. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our services. As a result, these types of claims could harm our business, results of operations and financial condition.

Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act (“TCPA”) and the FCC’s implementing regulations, as well as various state telemarketing laws and regulations. We, our independent third-party distributors, and our insurance carriers have been, and continue to be, the subject of allegations of TCPA violations. We could be responsible for some of the costs incurred by these independent third-party distributors and/or carriers who are the subject of allegations of TCPA violations. Any violation of these regulations could expose us to damages for monetary loss, statutory damages, fines, penalties and/or regulatory inquiries. The Company has received a number of private-party TCPA claims relating to independently owned and operated third-party licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions.

In the ordinary course of our business, we have received, and may continue to receive, inquiries from state regulators relating to various matters or in the future become involved in litigation. Also, from time to time, we may be a party to litigation and subject to civil claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. For information regarding our current regulatory matters, see Note 14 “Commitments and Contingencies” in Part IV, Item 15 of this report. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

Advance commission arrangements between us and some of our third-party distributors could expose us to the credit risks of such distributors, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advance commission payments to many of our independent distributors in order to assist them with the cost of lead acquisition and provide working capital. As of December 31, 2018, we had outstanding advanced commissions of approximately $29.9 million under such arrangements of which approximately $12.3 million is with three distributors. In most cases where we make advance commission payments, we receive security interests in collateral, as well as personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would usually be considered secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality could cause fluctuations in our financial results.

Our business of marketing IFP and supplemental plans is subject to seasonal fluctuations that we believe have been impacted by Healthcare Reform. Under Healthcare Reform, the PPACA open enrollment period was open in the fourth quarter of 2018, at which time individuals could enroll in ACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the capability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced may change as the enforcement of Healthcare Reform continues and our markets continue to change. Any seasonality that we experience could cause fluctuations in our financial results.

If we are unable to successfully introduce new technology solutions or services or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

Our business depends on our ability to adapt to evolving technologies and industry standards and introduce new technology solutions and services accordingly. If we cannot adapt to changing technologies, our technology solutions and services may become obsolete, and our business would suffer. Because the healthcare insurance market is constantly evolving, our existing technology may become obsolete and fail to meet the requirements of current and potential members. Our success will depend, in part, on our ability to continue to enhance our existing technology solutions and services, develop new technology that addresses the increasingly sophisticated and varied needs of our members, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our online platform entails significant technical and business risks. We may not be successful in developing, using, marketing, or maintaining new technologies effectively or adapting our technology to evolving customer requirements or emerging industry standards, and, as a result, our business and reputation could suffer. We may not be able to introduce new technology solutions on schedule, or at all, or such solutions may not achieve market acceptance. We also engage third-party vendors to develop, maintain, and enhance our technology solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third-parties in order to maintain, expand or modify our technology platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms, or at all. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce new solutions or to introduce these solutions on schedule could have an adverse effect on our business, financial condition and results of operations.

Our failure to obtain, maintain and enforce the intellectual property rights on which our business depends, could have a material adverse effect on our business, financial condition and results of operations.

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

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses, and social security, bank account and credit card numbers, as well as information regarding the medical history of members in connection with their applications for insurance. In certain cases, such information is provided to third-parties, such as to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members’ confidential information) could damage our reputation and our relationship with members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

We depend upon third-parties, including telephone service providers, third-party software providers and business process outsourcing providers, to operate our customer service call center. Any failure of the systems upon which we rely in the operation of our customer service call center could negatively impact sales as well as our relationship with members, which could harm our business, results of operations and financial condition.

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

We enter into contractual marketing relationships with online and offline businesses that promote AgileHealthInsurance® to its customers and users. These marketing partners include online advertisers, content providers, and insurance lead aggregators, and we typically compensate our marketing partners for their online referrals (clickthroughs) on a performance basis (CPA or CPC). If we are unable to maintain successful relationships with our existing marketing partners or fail to establish successful relationships with new marketing partners, our business, results of operations and financial condition could be harmed. Additionally, if competition increases with respect to marketing partner relationships, this would increase the cost of compensation agreements with marketing partners and increase the marketing expenses associated with these partners.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the consumer’s internet search. From time to time, search engines update these algorithms. In some instances, these modifications have caused our AgileHealthInsurance® website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, during PPACA open enrollment, health insurance exchange websites may appear more prominently in algorithmic search results. In addition, our AgileHealthInsurance® website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes, and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website could decline and we may not be able to replace this traffic, which in turn could harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of acquisition and harm our business, results of operations and financial condition.

We purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of the Agile name and website when particular health insurance-related terms are searched for on the search engine, regardless of the algorithmic search result listings. In some circumstances, the prominence of the placement of our advertisement is determined by a combination of factors, including the amount we are willing to pay and algorithms designed to determine the relevance of our paid advertisement to a particular search term. As with algorithmic search result listings, search engines may revise the algorithms relevant to paid advertisements and websites other than our platform may become more optimized for the algorithms. These changes may result in our having to pay increased amounts to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should the market share of major search engines continue to become more concentrated with a single search engine. Additionally, we bid against our competitors and others for the display of these paid search engine advertisements. Many of our competitors, including many health insurance carriers and government-run health insurance exchanges, have greater resources with which to bid, and have better brand recognition than we do. We have experienced increased competition from health insurance carriers and some of our marketing partners for both algorithmic search result listings and for paid advertisements, which has increased our marketing and advertising expenses. If this competition increases further, or if the fees associated with paid search advertisements increase as a result of algorithm changes or other factors, our advertising expenses could rise significantly, or we could reduce or discontinue our paid search advertisements, either of which could harm our business, results of operations and financial condition.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly as we are no longer an “emerging growth company.”

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

The implementation by us of the new revenue recognition standard on December 31, 2018 (ASC 606) required substantial preparation and expenditures, and our failure to properly implement this standard could result in inaccurate revenue recognition and disclosure and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance under ASC 606 which is effective for us beginning December 31, 2018, the date in which our emerging growth company status expired. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized.

In order to comply with the requirements of ASC 606 on December 31, 2018, we have updated and are continuing to update and enhance our internal accounting systems, processes, and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations and adversely affect our stock price.

The application of the new standard is based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, we understand the interpretation of these new standards will continue to evolve as the standard setters issue new interpretive guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new standard, which could have a material adverse effect on our results of operations and financial condition.

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

In addition, the tax receivable agreement provides that in the case that we exercise our right to early termination of the tax receivable agreement or in the case of a change in control, or a material breach by us of our obligations under the tax receivable agreement, the tax receivable agreement will terminate, and we will be required to make a payment equal to the present value of future payments under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreement may result in situations where Mr. Kosloske may have interests that differ from, or are in addition to, those of our stockholders.

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

We completed our IPO in February 2013. From that time through December 31, 2018, shares of our Class A common stock have traded between a low of $3.72 per share to a high of $63.13 per share. Several entities have reported owning, as of December 31, 2018, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

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

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of March 11, 2019, there were 2,541,667 Series B Membership Interests outstanding and held by entities owned by Michael Kosloske, our founder and largest stockholder. As required by a registration rights agreement between the Company and Mr. Kosloske’s affiliate entities, there is an effective registration statement covering the resale of Class A common stock that is issuable in exchange for the Series B Membership Interests owned by Mr. Kosloske’s affiliates, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Under the registration rights agreement, Mr. Kosloske has the right, among other things, to sell the shares covered by the effective registration statement in an underwritten offering and to require the Company to provide assistance in connection with any such offering, such as by filing one or more prospectus supplements. In addition to the shares held by Mr. Kosloske’s affiliated entities, as of March 11, 2019, there were approximately 873,000 outstanding stock appreciation rights held by our directors and executive officers that are exercisable for shares of our Class A common stock.

Our share price may be adversely affected by short sellers and other third parties who raise questions about the Company.

Short sellers and others who raise questions about the Company, some of whom are positioned to profit if our share price declines, can negatively affect the price and volatility of our shares. Short sellers make a profit when our common shares decline in value, and their actions and public statements, together with the resulting publicity, may cause further volatility in our share price. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly. These short seller publications are not regulated by any governmental, self-regulatory organization, or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information and the significant profit that can be made from running just one successful short attack (together with the adverse financial consequences to short sellers of an increase in our stock price), short sellers may continue to issue reports in the future with respect to the Company.

We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. These actions, which have since been consolidated, allege that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding to the Company’s application for a third-party administrator license in the State of Florida. According to the consolidated complaint, the plaintiffs in this action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and the co-defendants filed a motion to dismiss all claims set forth in the complaint, and as of March 11, 2019, the motion had been fully briefed and is awaiting the court’s decision. In addition, most of the Company’s officers and directors are defendants in two derivative actions filed in April 2018 alleging breach of fiduciary duty, among other matters. The derivative actions have been stayed pending the resolution of the consolidated securities class action.

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

Short-term limited duration health insurance (“STLDI”) plans have come under increasing scrutiny by certain members of Congress and other members of legislative bodies. This scrutiny may result in actions that have the effect of reducing our revenue or harming our business or reputation.

STLDI plans have recently been subject to enhanced scrutiny by certain members of the U.S. Congress and other members of legislative bodies. Over the last two years, certain members of Congress and other public officials have publicly voiced concerns regarding STLDI plans, including concerns relating to sales practices and benefit disclosures for some consumers who enroll in STLDI plans. On March 13, 2019, twelve companies, including us, received a letter from the House of Representatives Committee on Energy and Commerce requesting documents and information intended to aid such committee in investigating the STLDI market. The letter principally requested copies of the Company’s underwriting documents, marketing materials and health questionnaires that applicants are required to fill out, as well as information regarding the amounts paid to brokers and agents and any complaints that the Company has received from consumers who enrolled in STLDI plans through the Company’s agents and brokers. We are cooperating with these voluntary requests for information. We could incur significant expense and experience reputational harm because of this or other similar future inquiries, as well as reduced market acceptance and demand for our products, which could harm our ability to market our products in the future. Additionally, these matters could also divert the attention of our management from operating our business.

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws may deter third-parties from acquiring us.

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

These anti-takeover defenses and other factors could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions that our stockholders desire.

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

If we fail in the future to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we or our auditors, may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we leased facilities in four different cities throughout the U.S. All properties are leased with various expiration dates. Our locations are summarized as follows:

Location	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	15,700	Leased	December 2019
Mountain View, CA	1,700	Leased	December 2019
Waxahachie, TX	2,000	Leased	December 2019
Haltom City, TX	3,300	Leased	Month-to-month

We believe that our properties are generally in good condition, well maintained and suitable and adequate to carry out our business at expected capacity for the foreseeable future. Should additional capacity become necessary in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 14 "Commitments and Contingencies" included in Part IV, Item 15 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" in Item 1A. above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “HIIQ.” On March 11, 2019, the last reported sale price of our Class A common stock on the NASDAQ Global Market was $38.09 per share. Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock.

There is no public trading market for our Class B common stock.

HOLDERS

As of March 11, 2019, there were 14,675,824 shares of our Class A common stock and 2,541,667 shares of our Class B common stock issued. As of March 11, 2019, there were six Class A common stockholders of record and two Class B stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

We have never paid dividends on our Class A common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Class B common stock is not entitled to any dividend payments under our amended and restated certificate of incorporation.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the year ended December 31, 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

ISSUER PURCHASES OF EQUITY SECURITIES

Shares Repurchase Plan

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A Common Stock, subsequently increased by an additional $50.0 million, to $100.0 million, by the Board of Directors on December 13, 2018. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

Under the stock repurchase program, the Company elected to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a “10b5-1 Plan”). A 10b5-1 Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

During the year ended December 31, 2018, we repurchased, in open-market transactions (including sales under a 10b5-1 plan), 1,550,136 shares of our registered Class A common stock under the repurchase program at an average price per share of

$36.05. An aggregate of 108,400 shares were purchased during October 2018 at an average price per share of $44.07, an aggregate of 393,200 shares were repurchased during November 2018 at an average price per share of $38.71, and an aggregate of 622,401 shares were repurchased during December 2018 at an average price per share of $26.32.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan(2)
October 1, 2018 through October 31, 2018	110,363	$44.19	108,400	$20,796,508
November 1, 2018 through November 30, 2018	413,956	$38.73	393,200	$5,576,708
December 1, 2018 through December 31, 2018	623,535	$26.32	622,401	$39,193,161
Total	1,147,854		1,124,001

(1)	Includes 23,853 shares that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

(2)
On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50 million of the Company’s outstanding Class A Common Stock. On December 13, 2018, the Company’s Board of Directors authorized an increase in the share repurchase program from $50 million to $100 million. As of December 31, 2018, $39.2 million was available under the share repurchase program for additional repurchases.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Health Insurance Innovations, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our Class A common stock, the NASDAQ Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2013 in the Class A common stock of Health Insurance Innovations, Inc., the NASDAQ Composite, and the RDG Internet Composite. The data for the NASDAQ Composite and RDG Internet Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Health Insurance Innovations, Inc.	$100.00	$70.82	$66.27	$176.56	$246.79	$264.39
NASDQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
RDG Internet Composite	$100.00	$96.39	$133.20	$140.23	$202.15	$201.16

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

The consolidated statements of income data for each of the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. Further, see Notes 1 and 9 of Part IV, Item 15, for a discussion on our adoption of ASC 606 and its impact on our consolidated statements of income and consolidated balance sheets. The consolidated statements of income data for the years ended December 31, 2015, and 2014, and the consolidated balance sheets data as of December 31, 2016, 2015, and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operation Data ($ in thousands, except per share amounts):

	Year Ended December 31,
	2018(1)	2017	2016	2015	2014
Revenues	$351,097	$250,476	$184,516	$104,704	$88,758
Income (loss) from operations	31,262	31,559	18,117	(1,561)	1,873
Net income (loss) attributable to HIIQ(2)	12,994	17,885	4,513	601	(339)
Net income (loss) per share
Basic	$1.07	$1.63	$0.59	$0.08	$(0.06)
Diluted	0.97	1.50	0.57	0.08	(0.06)

Consolidated Balance Sheets Data ($ in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents(3)	$9,321	$40,907	$13,432	$8,281	$16,258
Working capital(4)	60,477	54,649	28,329	23,193	16,137
Contract assets, net	165,494	—	—	—	—
Long-term contract asset, net	132,566	—	—	—	—
Total Assets	432,489	165,085	125,347	95,784	86,172
Non-current liabilities	126,030	15,130	9,630	8,422	4,921
Retained earnings (accumulated deficit)	80,804	19,305	1,420	(3,093)	(3,694)
Total stockholders' equity	143,468	84,205	48,162	39,971	38,621

(1)	Amounts reported in 2018 reflect the adoption of ASC 606 as further detailed in Notes 1 and 9 of Part IV, Item 15, of this Annual Report on Form 10-K.

(2)	Net income attributable to HIIQ for 2017 was significantly impacted by the changes in tax law further detailed in Note 11 of Part IV, Item 15, of this Annual Report on Form 10-K.

(3)
Cash and cash equivalents reported for the years ended December 31, 2014 through 2017 reflect the reclassification of credit card deposits in transit as described in Note 1 of Part IV, Item 15, of this Annual Report on Form 10-K.

(4)	Working capital is defined as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2018, and its financial condition as of December 31, 2018 and 2017. Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this annual report entitled “Special Note Regarding Forward-Looking Statements.” Among the factors that could cause actual results to differ materially are those discussed in “Risk Factors” in Item 1A of this report. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to its consolidated financial statements included in Part IV, Item 15, of this report.

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this management's discussion and analysis, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” refer (1) prior to our February 13, 2013 initial public offering (“IPO”) of the Class A common stock of Health Insurance Innovations, Inc., to Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), its consolidated subsidiary, and (2) after the IPO, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., our wholly owned subsidiary which was acquired by HPIH on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HPIH, HP, and ASIA, are consolidated subsidiaries of HIIQ.

We are a cloud-based technology platform and distributor of affordable health and life insurance products that meet the demands and needs of our consumers. These products include individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and health benefit insurance plans ("HBIP"). We also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We are not an insurer and do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. We assume no underwriting, insurance or reimbursement risk.

Executive Overview of Full Year 2018 Results

On December 31, 2018, the Company adopted the new revenue recognition standard ASC 606 using the modified retrospective approach which had a material impact on our consolidated balance sheet at January 1, 2018.

We have identified our customers as insurance carriers and non-insurance plan providers. We have identified two performance obligations to our customers for the IFP and HBIP that we sell, which include sales and marketing services, and member management. We have allocated the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation. Our sales and marketing performance obligations for IFP, non-insurance, and supplemental products are complete once the consumer meets the standards established by our customer for enrollment. Revenue for that performance obligation is equal to approximately 95% of the estimated total collections for our services, at the time of enrollment. In addition, we recognize approximately 5% of the estimated monthly collections, for member management, for each month that the member continues to renew their policy. The estimated revenue we expect to collect upon enrollment will vary based on product type and the estimated life of the respective insurance or non-insurance product. These estimates may vary with our actual experience however revenue is constrained such that is it probable that no significant reversals in revenue should occur.

We expect that the adoption of the new standard will highlight the seasonality of our revenues. We expect to recognize greater revenue in the fourth quarter of each year as a result of the increase in submitted policies we generally experience during the fourth quarter due to the Patient Protection and Affordable Care Act open enrollment periods.

Our key metrics and financial results for 2018 are as follows:

Expected Duration Units

•	Expected duration units of submitted IFPs were 2.9 million for each of the years ended December 31, 2018 and 2017.

Policy in Force Growth:

•	Policies in force as of December 31, 2018, totaled 387,000, compared to 376,100 as of December 31, 2017, an increase of 2.9%.

Financial Results:

•	Revenue under ASC 606 was $351.1 million, compared to revenue under ASC 605 of $250.5 million in 2017, an increase of 40.2%.

•	Net income under ASC 606 was $19.0 million, compared to net income under ASC 605 of $26.5 million in 2017, a decrease of 28.4%.

•	Adjusted EBITDA was $59.4 million, compared to $45.9 million in 2017, an increase of 29.4%.

•	GAAP diluted earnings per share was $0.97, compared to $1.50 in 2017, a decrease of 35.3%.

•	Adjusted earnings per share, also referred to as adjusted net income per share, or adjusted EPS, was $2.60 compared to $1.67 in 2017, an increase of 55.7%.

In 2018, we continued to focus on our top initiatives: (i) improving the lifetime value of policies sold, (ii) new product development, (iii) expanding compliant distribution, (iv) improving the member experience, and (v) enhancing technology.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium Equivalents. We define this metric as our total collections, including the combination of premiums, fees for discount benefit plans, enrollment fees, and third-party commissions and referral fees. All amounts not paid out as risk premium to carriers or paid out to other third-party obligors are considered to be revenues for financial reporting purposes. We have included premium equivalents in this report because, while diminishing in importance since the adoption of ASC 606, it has historically been a key measure used by our management to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of premium equivalents can provide a useful measure for period-to-period comparisons of our business. This financial measurement is considered a non-GAAP financial measure and is not recognized under generally accepted accounting principles in the United States of America (“GAAP”) and should not be used as, and is not an alternative to, revenues as a measure of our operating performance.

Revenues. Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services, or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans.

Commission rates that we receive for the sale of products are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them according to the procedures provided for in the contractual agreements between the individual carrier or vendor and us.

We continue to receive a commission payment for each month a member renews their policy, or until the plan expires or is terminated.

The following table presents a reconciliation of premium equivalents to revenues ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Premium equivalents	$558,324	$395,552	$311,590
Less risk premium	199,720	138,880	121,436
Less amounts earned by third party obligors	7,507	6,196	5,638
Revenues	$351,097	$250,476	$184,516

Submitted Applications. Our submitted applications are an important input of our expected revenues. A member may be enrolled in more than one policy or discount benefit plan simultaneously. We have included submitted applications in this report because in conjunction with duration units (see below), it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of submitted applications can provide a useful measure for period-to-period comparisons of our business. Submitted applications is a non-GAAP financial measure not recognized under GAAP and should not be used as, and is not an alternative to, comparable GAAP results. Other companies may calculate this measure differently than we do. Submitted applications has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents submitted IFP applications by distribution source:

	Submitted IFP Applications during the Year Ended December 31,
	2018	2017	Change (%)
Third-party distribution	264,800	246,300	7.5%
Owned distribution	70,900	108,600	(34.7)%
Fulfillment only(1)	31,900	77,000	(58.6)%
Total	367,600	431,900	(14.9)%

The following table presents submitted IFP applications by eCommerce source:

	Submitted IFP Applications during the Ended December 31,
	2018	2017	Change (%)
Owned eCommerce	58,400	92,000	(36.5)%
Third-party eCommerce	19,300	1,100	1,654.5%
Total eCommerce	77,700	93,100	(16.5)%
All Other	258,000	261,800	(1.5)%
Fulfillment only(1)	31,900	77,000	(58.6)%
Total	367,600	431,900	(14.9)%

Expected Duration Units. Our expected duration units are an important indicator of our expected revenues. We have included expected duration units in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of expected duration units can provide a useful measure for period-to-period comparisons of our business. Expected duration units is a non-GAAP financial measure not recognized under GAAP and should not be used as, and is not an alternative to, comparable GAAP results. Other companies may calculate this measure differently than we do. Expected duration units has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents expected duration units for IFP by distribution source:

	IFP Expected Duration Units during the Year Ended December 31,
	2018	2017	Change (%)
Third-party distribution	2,226,100	1,808,500	23.1%
Owned distribution	328,900	373,200	(11.9)%
Fulfillment only(1)	309,600	726,300	(57.4)%
Total	2,864,600	2,908,000	(1.5)%

The following table presents expected duration units for IFP by eCommerce source:

	IFP Expected Duration Units during the Year Ended December 31,
	2018	2017	Change (%)
Owned eCommerce	223,100	247,600	(9.9)%
Third-party eCommerce	185,100	13,300	1,291.7%
Total eCommerce	408,200	260,900	56.5%
All Other	2,146,800	1,920,800	11.8%
Fulfillment only(1)	309,600	726,300	(57.4)%
Total	2,864,600	2,908,000	(1.5)%

(1)	Represents low margin products where the Company outsourced all sales and marketing obligations and some of our member management services.

Constrained Lifetime Value per Submitted Application ("LVSA"). We have included LVSA in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of LVSA can provide a useful measure for period-to-period comparisons of our business. LVSA is a non-GAAP financial measure not recognized under GAAP and should not be used as, and is not an alternative to, comparable GAAP results. Other companies may calculate this measure differently than we do. LVSA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents the LVSA, by product type ($, except submitted applications):

	Year Ended December 31, 2018
	Revenue per Submitted Application	# of Submitted Applications
Short Term Medical <12 months	$424	117,200
Short Term Medical ≥12 months	1,142	35,600
Total STM	592	152,800
Health Benefit Insurance Plans	838	190,100
Supplemental	348	278,700
Total	$558	621,600

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

The following table presents the number of policies in force by product type:

	As of December 31,			2018 vs 2017 % Change	2017 vs 2016 % Change
	2018	2017	2016
IFP	199,200	179,300	133,600	11.1%	34.2%
Supplemental products	187,800	196,800	156,500	(4.6)%	25.8%
Total	387,000	376,100	290,100	2.9%	29.6%

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items such as stock-based compensation and related costs, and items that are not generally a part of regular operating activities, including tax receivable adjustments, indemnity and other related legal costs, and severance, restructuring, and acquisition costs. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$18,964	$26,491	$13,109
Interest expense (income)	25	(19)	61
Depreciation and amortization	4,799	4,044	3,249
Provision (benefit) for income taxes	10,672	16,818	(4,751)
EBITDA	34,460	47,334	11,668
Stock-based compensation and related costs(1)	12,878	7,890	3,818
Fair value adjustment to contingent consideration	—	—	15
Transaction costs	321	745	—
Tax receivable agreement liability adjustment	1,471	(11,835)	9,678
Indemnity and other related legal costs(2)	6,614	1,557	750
Severance, restructuring and other	3,687	248	1,859
Adjusted EBITDA	$59,431	$45,939	$27,788

(1)
During the three months ended June 30, 2018, the Company began including in adjusted EBITDA, the payments related to employer taxes for vesting and exercises of stock-based compensation. For period-over-period comparability, the Company has included these amounts in the year ended 2017, and 2016, previously reported numbers. For the year ended 2017, the impact on adjusted EBITDA was an approximate increase of $486,000. For the year ended 2016, the impact on adjusted EBITDA was an approximate increase of $26,000. This resulted in a $0.02 increase in adjusted net income for the year ended 2017 and no change to adjusted net income for the year ended 2016.

(2)	Indemnity and other related legal costs were previously reported in severance, restructuring and other and are now presented as its own line-item.

Adjusted Net Income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense, items such as stock-based compensation and related costs, and other items that are not generally a part of regular operating activities, including, tax receivable adjustments, indemnity and other related legal costs, severance, restructuring, and acquisition costs. From adjusted pre-tax net income we apply a pro forma tax expense calculated at an assumed rate of 24%, which consists of the maximum federal corporate rate of 21%, with an assumed 3% state tax rate. Prior to the implementation of H.R.1, commonly known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017, we applied an assumed pro forma tax rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$18,964	$26,491	$13,109
Interest expense (income)	25	(19)	61
Amortization	1,725	1,965	2,154
Provision (benefit) for income taxes	10,672	16,818	(4,751)
Stock-based compensation and related costs	12,878	7,890	3,818
Fair value adjustment to contingent consideration	—	—	15
Transaction costs	321	745	—
Tax receivable agreement liability adjustment	1,471	(11,835)	9,678
Indemnity and other related legal costs	6,614	1,557	750
Severance, restructuring and other charges	3,687	248	1,859
Adjusted pre-tax income	56,357	43,860	26,693
Pro forma income taxes	(13,526)	(16,667)	(10,143)
Adjusted net income	$42,831	$27,193	$16,550
Total weighted average diluted share count(1)	16,477	16,322	14,751
Adjusted net income per share	$2.60	$1.67	$1.12

(1)
The 2017/2016 year-over-year increase in non-GAAP weighted average diluted share count was driven by an increase in issued shares related to the exercise of stock appreciation rights by the Company's former Chief Executive Officer.

Adjusted SG&A. Previously referred to as Core SG&A, we define this metric as total GAAP selling, general, and administrative ("SG&A") expenses adjusted for stock-based compensation and related costs, transaction costs, indemnity and other related legal costs, severance, restructuring and other costs. The Company previously reduced SG&A by marketing and advertising expenses to arrive at Adjusted SG&A because of the disproportionately high up-front costs relative to the revenue it generated over the short-term under ASC 605. With the adoption of ASC 606 and the point-in-time recognition of 95% of revenues, these marketing and advertising activities are more comparable and meaningful when comparing SG&A against revenue and is therefore no longer subtracted from total SG&A to arrive at Adjusted SG&A. Prior periods have been adjusted to reflect this change and have been updated herein. We have included Adjusted SG&A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Adjusted SG&A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for SG&A as reported under GAAP.

The following table presents a reconciliation of SG&A to Adjusted SG&A ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Total SG&A	$74,350	$64,446	$51,527
Less: Stock-based compensation and related costs	12,878	7,890	3,818
Less: Transaction costs	321	745	—
Less: Indemnity and other related legal costs	6,614	1,557	750
Less: Severance, restructuring and other charges	3,687	248	1,859
Adjusted SG&A	$50,850	$54,006	$45,100

Results of Operations

Revenues

2018 Compared to 2017

Revenues for the year ended December 31, 2018 were $351.1 million, an increase of $100.6 million, compared to 2017, which continues to be reported under ASC 605. Drivers of the increase in revenue were attributable to the point-in-time recognition of 95% of the estimated lifetime value of policies as well as favorable commission margins and improved HBIP offerings. Increases in revenue attributable to ASC 606 were approximately $60.0 million.

2017 Compared to 2016

Revenues for the year ended December 31, 2017 were $250.5 million, an increase of $66.0 million, or 35.7%, compared to 2016. The increases were primarily due to a 29.6% year over year growth, in the number of policies in force, to 376,100 at December 31, 2017 from 290,100 at December 31, 2016. The increase in revenues was driven by an increase in policies in force, favorable commission margins, and improved discount benefit plan offerings.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

2018 Compared to 2017

Third-party commissions for the year ended December 31, 2018 were $234.8 million, an increase of $89.5 million, or 61.6%, compared to 2017. The increase in third-party commissions was due to the impact of adopting ASC 606 and recording, at the time a policy is sold, 100% of the estimated lifetime commissions expense that is expected to be paid over the estimated duration of the policy, and due to an increase in sales from independent third-party distributors.

2017 Compared to 2016

Third-party commissions for the year ended December 31, 2017 were $145.3 million, an increase of $37.6 million, or 35.0%, compared to 2016. The increases in third-party commissions were primarily due to an increase in the number of policies in force sold through third-party independent distributors.

Third-party commissions represented 58.0% of revenues for the year ended December 31, 2017, as compared to 58.4% and of revenues for 2016. These changes were largely the result of changes in product mix.

Selling, General and Administrative Expense

Our SG&A expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. SG&A expenses also include selling and marketing expenses and travel costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services, and the maintenance of our administrative technology platform and marketing costs for online advertising.

2018 Compared to 2017

SG&A expense for the year ended December 31, 2018 was $74.4 million. This represents an increase of $9.9 million, or 15.4%, for the year ended December 31, 2018 compared to 2017.

The increase in SG&A expenses for the year ended December 31, 2018 compared to the same period 2017 was primarily attributable to an approximate $5.0 million increase in stock-based compensation, $3.4 million in accrued expenses related to the closing of the market conduct examination, and a $3.4 million increase in severance, restructuring and other charges related to severance payments for our founder and other executives.

2017 Compared to 2016

SG&A expense for the year ended December 31, 2017 was $64.4 million. This represents an increase of $12.9 million, or 25.1%, for the year ended December 31, 2017 compared to 2016.

SG&A expense represented 25.7% of revenues for the year ended December 31, 2017 compared to 27.9% of revenues for 2016.

The decrease in SG&A expenses as a percentage of revenues for the year ended December 31, 2017 compared to the same period 2016 was primarily attributable to increasing revenues from growth in policies-in-force and efficiencies gained from our scalable technology platform.

Tax Receivable Agreement Expense (Income)

2018 Compared to 2017

For the year ended December 31, 2018, there was $1.5 million of expense recorded under the Tax Receivable Agreement ("TRA"). TRA income for the year ended December 31, 2017 was $11.8 million, primarily due to changes in the Tax Act. See Note 11 for further information on the Tax Act.

2017 Compared to 2016

For the year ended December 31, 2017, there was $11.8 million of income recorded under the TRA as a result of recent changes in the Tax Act. Conversely, TRA expense for the year ended December 31, 2016 was $9.7 million, primarily due to our revised estimate of the probability of such future payments. See Note 13 of the accompanying consolidated financial statements for further information on the TRA with the holders of HPIH Series B Membership Interests.

Provision (Benefit) for Income Taxes

2018 Compared to 2017

For 2018, we recorded a provision for income tax expense of $10.7 million, reflecting an effective tax rate of 36.0%. For 2017, we recorded a provision for income tax expense of $16.8 million, reflecting an effective tax rate of 38.8%. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized approximately $250,000 reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

2017 Compared to 2016

For 2017, we recorded a provision for income tax expense of $16.8 million, reflecting an effective tax rate of 38.8%. On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate from 35% to 21% for 2018 which led to the recognition a provisional income tax charge of $12.6 million in the fourth quarter of 2017 due to the re-measurement of our deferred tax assets, which was included as a component of the income tax provision on our consolidated statement of income.

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

Noncontrolling Interest

2018 Compared to 2017

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2018, we had an 83.0% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 17.0%. As of December 31, 2017, we had a 76.3% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 23.7%. HPI and HPIS’s interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report. The decrease in economic interest for HPI and HPIS in 2018 was due to do the exchange of 1,300,000 Class B shares for Class A on June 7, 2018.

2017 Compared to 2016

As of December 31, 2017, we had a 76.3% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 23.7%. As of December 31, 2016, we had a 54.0% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 46.0%. The decrease in economic interest for HPI and HPIS in 2017 was due to do the exchange of 3,000,000 Class B shares for Class A on March 8, 2017. See Note 8 of the accompanying audited financial statements for further information on the exchange agreement.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" in this Annual Report on Form 10-K. Quarterly amounts reported for the year ended December 31, 2018 have been adjusted to reflect the impact of adopting ASC 606 at December 31, 2018 under the modified retrospective application, applied to the opening balance sheet as of January 1, 2018. For detailed disclosures surrounding the impact of the adoption of ASC 606 and its impact on the opening balance sheet, see Notes 1 and 9 included in Part IV, Item 15 in this Annual Report on Form 10-K.

In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, and the adoption of ASC 606, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period. All tables below (in thousands, except per share data):

For the Three Months Ended March 31, 2018	First Quarter under ASC 606	Adjustments for ASC 606	As Previously Reported
Revenue	$75,931	$8,181	$67,750
Income from operations	11,671	3,888	7,783
Net income	6,652	667	5,985
Net income attributable to Health Insurance Innovations, Inc.	4,608	462	4,146
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.40	$0.04	$0.36
Diluted	$0.37	$0.04	$0.33

Non-GAAP
Net income	$6,652	$667	$5,985
Adjustments to arrive at Adjusted pre-tax income(1)	8,463	3,221	5,242
Pro forma income taxes	(3,628)	(941)	(2,687)
Adjusted net income	11,487	2,979	8,508
Adjusted net income per share	$0.70	$0.18	$0.52

For the Three Months Ended June 30, 2018	Second Quarter under ASC 606	Adjustments for ASC 606	As Previously Reported
Revenue	$71,782	$58	$71,724
Income from operations	3,809	(1,715)	5,524
Net income	2,527	(1,499)	4,026
Net income attributable to Health Insurance Innovations, Inc.	1,799	(1,067)	2,866
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.15	$(0.09)	$0.24
Diluted	$0.14	$(0.08)	$0.22

Non-GAAP
Net income	$2,527	$(1,499)	$4,026
Adjustments to arrive at adjusted pre-tax income(1)	9,176	(216)	9,392
Pro forma income taxes	(2,809)	411	(3,220)
Adjusted net income	8,894	(1,304)	10,198
Adjusted net income per share	$0.53	$(0.08)	$0.61

For the Three Months Ended September 30, 2018	Third Quarter under ASC 606	Adjustments for ASC 606	As Previously Reported
Revenue	$71,467	$(2,546)	$74,013
Income from operations	1,698	(4,520)	6,218
Net income	1,492	(2,495)	3,987
Net income attributable to Health Insurance Innovations, Inc.	1,139	(1,905)	3,044
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.09	$(0.15)	$0.24
Diluted	$0.08	$(0.14)	$0.22

Non-GAAP
Net income	$1,492	$(2,495)	$3,987
Adjustments to arrive at adjusted pre-tax income(1)	7,212	(2,025)	9,237
Pro forma income taxes	(2,089)	1,085	(3,174)
Adjusted net income	6,615	(3,435)	10,050
Adjusted net income per share	$0.40	$(0.21)	$0.61

For the Three Months Ended December 31, 2018	Fourth Quarter
Revenue	$131,917
Income from operations	14,084
Net income	8,293
Net income attributable to Health Insurance Innovations, Inc.	5,448
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.44
Diluted	$0.40

Non-GAAP
Net income	$8,293
Adjustments to arrive at adjusted pre-tax income(1)	12,541
Pro forma income taxes	(5,000)
Adjusted net income	15,834
Adjusted net income per share	$0.98

For the Year Ended December 31, 2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$69,490	$63,335	$61,783	$55,868
Income from operations	5,838	8,912	9,754	7,055
Net income attributable to Health Insurance Innovations, Inc.	3,783	3,885	4,383	5,834
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.32	$0.33	$0.38	$0.66
Diluted	$0.30	$0.30	$0.35	$0.58

(1)
Adjustments to arrive at adjusted pre-tax net income reflect amounts as reported, in summarized form, in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the respective quarterly reports on Form 10-Q.

Liquidity and Capital Resources

General

As of December 31, 2018, we had $9.3 million of cash and cash equivalents, excluding restricted cash.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

 As of December 31, 2018, we had a $15.0 million outstanding balance from draws on the Credit Facility and $15.0 million was available to be drawn upon. As of December 31, 2017, we had no outstanding balance from draws on the revolving line of credit. The Company was in compliance with all covenants for all periods. See Notes 7 and 16 to the consolidated financial statements for additional details on our Credit Facility.

Registration Statement on Form S-3

The Company filed a registration statement on Form S-3 to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. At December 31, 2018 the Company had not sold any securities under this Registration Statement. See Note 8 to the consolidated financial statements for additional details on our registration statement.

Cash Flows

The following table presents a summary of cash flows ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$21,772	$45,227	$22,651
Investing activities	(2,214)	(3,465)	(3,113)
Financing activities	(49,386)	(11,305)	(10,355)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(29,828)	$30,457	$9,183

Cash Flows from Operating Activities

2018 Compared to 2017

Net cash provided by operating activities during the fiscal year ended December 31, 2018 decreased compared to 2017 primarily due to changes in net income before noncontrolling interests and increases in advanced commission payments to our independent third-party distributors. Changes in operating assets and liabilities were largely driven by the adoption of ASC 606. ASC 606 created a net contract asset that relates to the acceleration of revenue for performance obligations recognized at a point-in-time. Due to ASC 606, a significant increase in commissions payable was recognized because the future lifetime expected commissions to be paid to third-party distributors are now recognized at a point-in-time. Lastly, significant impacts in income taxes and deferred income taxes were driven by ASC 606.

2017 Compared to 2016

Net Cash provided by operating activities during the fiscal year ended December 31, 2017 increased compared to 2016 primarily due to changes in net income before noncontrolling interest and less advanced commission payments made in 2017 compared to 2016. Changes in operating assets and liabilities were largely driven by the Tax Act in 2017 which significantly impacted deferred income taxes and future amounts due to member under the TRA agreement.

Cash Flows from Investing Activities

2018 Compared to 2017

Net cash used in investing activities during the fiscal year ended December 31, 2018 decreased compared to 2017 and was primarily the result of a relative decrease in amounts spent on capitalized internal-use software.
2017 Compared to 2016
Net cash used in investing activities during the fiscal year ended December 31, 2017 increased slightly compared to 2016 and was primarily the result of increased purchases of property, plant and equipment. Capitalized internal-use software expenditures remained consistent between the two periods.

Cash Flows from Financing Activities

2018 Compared to 2017

 Net cash used in financing activities during the fiscal year ended December 31, 2018, increased significantly over 2017 primarily due to an approximate $51.0 million increase in Class A common stock share repurchases under our share repurchase plan. These cash outflows were offset by draws on our revolving credit facility of $15.0 million in 2018. See Note 7 and 8 for further information on our credit facility and our share repurchase program, respectively.

2017 Compared to 2016

Net cash used in financing activities during the fiscal year ended December 31, 2017 increased compared to 2016 primarily due to a $3.5 million increase in distributions to member related to estimated federal and state income taxes for HPI and its subsidiary HPIS and an increase in share repurchases of $4.9 million. The increase in distributions to member included $2.8 million that was accrued as of December 31, 2016 and paid in 2017. During the fiscal year ended December 31, 2016, the Company borrowed and made payments on the previous Credit Facility for a net cash outflow of $7.5 million. No borrowings or payments were made under our previous Credit Facility during the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

Through December 31, 2018, we had not entered into any material off-balance sheet arrangements, other than the operating leases discussed in Note 14 of the accompanying consolidated financial statements.

Contractual Obligations

	Payments Due in Fiscal Year
Contractual Obligations	Total	2019	2020	Thereafter
Line of credit	$16,454	$938	$15,516	$—
Operating leases	615	615	—	—
Total	$17,069	$1,553	$15,516	$—

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

Revenue Recognition

Our primary revenue sources are from the sale of IFP and supplemental products. Our contracts with customers often include promises to transfer multiple services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires management judgment and estimates within the revenue recognition process. These judgments and estimates include (i) determining the standalone sales price ("SSP") for each distinct performance obligation; and (5) estimating the amount of variable consideration to include in the transaction price.

SSP

Significant judgment is required to determine the SSP for each distinct performance obligation. The Company rarely offers the individual performance obligations identified on a stand-alone basis, so the Company is required to estimate the SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company primarily uses a cost-plus-margin approach but analyzes various factors, including its pricing methodology, size of the arrangement, length of term, and overall market and economic conditions. Based on these results, the estimated SSP is set for each performance obligation promised to our customer.

Variable Consideration - Duration

The Company has significant historical data surrounding persistency, or how long a block of products will remain in force, by product type and by month sold. Significant management judgment is required in selecting appropriate durations for blocks of policies and for products such as HBIP which do not have stated policy terms where coverage continues until a member cancels.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Part IV, Item 15, Note 1 of this Annual Report.

Commissions Payable and Expense

With the adoption of ASC 606, the Company applied guidance under ASC 340 and was required to record the estimated lifetime commissions expected to be paid to distributors. Duration estimates used in revenue recognition have a significant impact on the amount of commissions expense we recognize, and the related liability recorded for the estimated lifetime commission payments not yet made. The duration estimates applied to revenue are applied to the associated commissions.

Loss contingencies

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

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business or consolidated financial statements with respect to loss contingencies for legal and other contingencies as of December 31, 2018. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Income taxes

Our annual tax rate is based on our income, statutory tax rates and various tax laws applicable to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. We review our tax positions quarterly and adjust the balances as new information becomes available.

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine that a valuation allowance is required, such adjustment to the deferred tax assets would increase our tax expense in the period in which such determination is made. Conversely, if we determine that a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made.

In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes, interest and penalties will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to tax expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the accrued liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We accounted for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018, within the one year measurement period from the enactment date.

Recent Accounting Pronouncements

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the year ended December 31, 2018, two carriers accounted for 64% of our total collections compared to three carriers who accounted for 54% of our total collections at December 31, 2017. The Company anticipates that total collections in 2019 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease. See Note 17 "Concentrations of Credit Risk and Significant Customers" of the accompanying consolidated financial statements for further information.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For detailed discussion surrounding legal and other contingencies, see Note 14 in the accompanying consolidated financial statements.

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

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk with regard to its Credit Facility. At December 31, 2018, the Company had $15.0 million outstanding under its revolving line of credit. The interest rates, at our option, are equal to either a Base Rate plus a premium or Adjusted LIBOR plus a premium. Based on the average outstanding indebtedness during 2018, a 1% increase in interest rates would not have had a material impact on the Company’s interest expense for the year ended December 31, 2018. See Part IV, Item 15, Note 7 of this Annual Report for further information on the Credit Facility.

The above only incorporates those exposures that exist as of December 31, 2018 and does not consider those exposures or positions which could arise after that date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and exhibits filed under this item are listed in the index appearing in Part IV, Item 15 of this report and the supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to material weaknesses in internal control over financial reporting relating to the Company’s implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)," or ASC 606, as further described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of our internal control over financial reporting, management used Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (2013 Framework). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2018 was not effective as of December 31, 2018 due to the below-described material weaknesses related to the implementation of ASC 606. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in our assessment, we identified the following items, which we believe comprise material weaknesses in our internal controls related to our revenue accounting, which were limited to matters relating to the implementation of ASC 606:

•Our internal controls with respect to our revenue accounting for one customer contract with unique terms that was canceled prior to December 31, 2018 was not sufficient to prevent or detect an incorrect application of ASC 606 and resulted in a post-closing adjustment; and

•Our reviews and reconciliations of the complex ASC 606 estimation process did not operate at the appropriate level of precision to prevent or detect errors in recognizing or properly classifying certain contract assets and liabilities and resulted in post-closing adjustments.

Grant Thornton, LLP has independently assessed the effectiveness of our internal control over financial reporting, and its report is included below. Grant Thornton, LLP has audited, and issued an unqualified opinion with respect to our consolidated financial statements for 2018, which opinion is included in Part IV, Item 15, of this Annual Report on Form 10-K.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting Limited to Implementation of ASC 606

In order to strengthen the internal controls with respect to the deficiencies identified above, we:

•Will implement enhanced training on policies, procedures, controls, and technical accounting guidance for contract reviews for revenue accounting and technical staff; and

•Hired additional staff and will implement a recurring review process for all adjustments to contract assets and liabilities.

In response, management has designed and implemented new controls over revenue accounting to compensate for the deficiencies surrounding complex contracts and manual review processes. Due to the timing of the design and implementation of these controls subsequent to December 31, 2018 but before the financial statements were issued, there was insufficient time to consistently execute against their design as of December 31, 2018. As such, management concluded that our controls over the implementation of ASC 606 were not designed or operating effectively at the reasonable assurance level as of December 31, 2018. We expect to continue to strengthen these controls until the material weaknesses are fully remediated.

Meaningful remediation efforts related to the deficiencies identified for reviews and reconciliations of the ASC 606 estimation process inputs and outputs have been addressed subsequent to December 31, 2018 but before the financial statements were issued, but no assurances can be made that such remediation efforts will be successful until a subsequent closing cycle is completed.

Changes in Internal Control over Financial Reporting

Effective December 31, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting including the changes disclosed under "Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting Limited to Implementation of ASC 606" above. There were no other changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company's internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their report is included below.

Inherent Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Insurance Innovations, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Certain of the Company’s controls related to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers were not designed or operating effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 14, 2019 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other information
We do not express an opinion or any other form of assurance on management’s remediation efforts or changes in internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 14, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics, which is applicable to all of our directors, employees and officers, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics can be found at our website at www.hiiq.com. Any amendments to or waivers from the Code of Business Conduct and Ethics will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Insurance Innovations, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2019 expressed an adverse opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition for the year ended December 31, 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida
March 14, 2019

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,321	$40,907
Restricted cash	16,678	14,920
Accounts receivable, net, prepaid expenses and other current assets	2,108	2,227
Advanced commissions, net	29,867	39,549
Contract asset, net	165,494	—
Total current assets	223,468	97,603
Long-term contract asset, net	132,566	—
Property and equipment, net	5,134	5,408
Goodwill	41,076	41,076
Intangible assets, net	4,217	5,942
Deferred tax assets, net	25,967	14,960
Other assets	61	96
Total assets	$432,489	$165,085
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$32,397	$30,914
Commissions payable, net	106,608	8,811
Deferred revenue	409	662
Income taxes payable, net	15,586	787
Due to member	7,978	1,775
Other current liabilities	13	5
Total current liabilities	162,991	42,954
Long-term commissions payable, net	84,716	—
Revolving line of credit	15,000	—
Due to member	25,693	15,096
Other liabilities	621	34
Total liabilities	289,021	58,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 14,425,824 and 12,731,758 shares issued as of December 31, 2018 and 2017, respectively; 12,387,349 and 12,350,981 shares outstanding as of December 31, 2018 and 2017, respectively)	14	13
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 2,541,667 and 3,8141,667 shares issued and outstanding as of December 31, 2018 and 2017, respectively)	3	4
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017, respectively)	—	—
Additional paid-in capital	94,194	71,770
Treasury stock, at cost (2,038,475 and 380,777 shares as of December 31, 2018 and 2017, respectively)	(67,185)	(6,887)
Retained earnings	80,804	19,305
Total Health Insurance Innovations, Inc. stockholders’ equity	107,830	84,205
Noncontrolling interests	35,638	22,796
Total stockholders’ equity	143,468	107,001
Total liabilities and stockholders’ equity	$432,489	$165,085

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$351,097	$250,476	$184,516
Operating expenses:
Third-party commissions	234,777	145,300	107,663
Credit card and ACH fees	5,909	5,127	3,960
Selling, general and administrative	74,350	64,446	51,527
Depreciation and amortization	4,799	4,044	3,249
Total operating expenses	319,835	218,917	166,399
Income from operations	31,262	31,559	18,117

Other expense (income):
Interest expense (income)	25	(19)	61
Fair value adjustment to contingent acquisition consideration	—	—	15
TRA expense (income)	1,471	(11,835)	9,678
Other expense	130	104	5
Net income before income taxes	29,636	43,309	8,358
Provision (benefit) for income taxes	10,672	16,818	(4,751)
Net income	18,964	26,491	13,109
Net income attributable to noncontrolling interests	5,970	8,606	8,596
Net income attributable to Health Insurance Innovations, Inc.	$12,994	$17,885	$4,513

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$1.07	$1.63	$0.59
Diluted	$0.97	$1.50	$0.57
Weighted average Class A common shares outstanding
Basic	12,200,654	10,970,995	7,599,533
Diluted	13,376,265	11,937,725	7,909,235

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2016	7,759,092	$8	6,841,667	$7	$44,591	150,993	$(1,542)	$(3,093)	$28,083	$68,054
Net income	—	—	—	—	—	—	—	4,513	8,596	13,109
Issuance of Class A common stock under equity compensation plans	246,164	—	—	—	19	—	—	—	—	19
Class A common stock withheld in Treasury from restricted share vesting	(21,397)	—	—	—	—	21,397	(160)	—	—	(160)
Forfeiture of restricted stock held in Treasury	(43,600)	—	—	—	345	43,600	(345)	—	—	—
Issuances of restricted shares from Treasury	75,749	—	—	—	(721)	(75,749)	721	—	—	—
Issuances of Class A common stock from Treasury	20,697	—	—	—	(183)	(20,697)	204	—	—	21
Stock compensation expense	—	—	—	—	3,792	—	—	—	—	3,792
Contributions (distributions)	—	—	—	—	6	—	—	—	(4,763)	(4,757)
Balance as of December 31, 2016	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of Class A common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in Treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock compensation expense	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	48,505	23,866	72,371
Net income	—	—	—	—	—	—	—	12,994	5,970	18,964
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,231	—	—	—	—	9,232
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(1,550,136)	—	—	—	—	1,550,136	(55,883)	—	—	(55,883)
Issuance of Class A common stock under equity compensation plans	394,066	—	—	—	6	—	—	—	—	6
Class A common stock withheld in Treasury from restricted share vesting	(107,562)	—	—	—	—	107,562	(4,415)	—	—	(4,415)
Stock-based compensation	—	—	—	—	13,170	—	—	—	—	13,170
Contributions (distributions)	—	—	—	—	17	—	—	—	(8,947)	(8,930)
Balance as of December 31, 2018	12,387,349	$14	2,541,667	$3	$94,194	2,038,475	$(67,185)	$80,804	$35,638	$143,468

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$18,964	$26,491	$13,109
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,583	7,404	3,792
Depreciation and amortization	4,799	4,044	3,249
Fair value adjustments to contingent acquisition consideration	—	—	15
Deferred income taxes	(14,135)	1,343	(8,539)
Deferred income taxes related to the Tax Act	(250)	12,610	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, prepaid expenses and other assets	171	(533)	(456)
Decrease (increase) in advanced commissions	6,425	(2,548)	(12,470)
Decrease in income taxes receivable	—	—	591
Increase in contract asset, net	(59,989)	—	—
Increase in accounts payable, accrued expenses and other liabilities	3,331	6,783	10,080
Increase in commission payable	33,856	3,101	1,880
(Decrease) increase in deferred revenue	(253)	232	46
Increase (decrease) in income taxes payable, net	14,799	(1,334)	2,121
Increase (decrease) in due to member pursuant to tax receivable agreement	1,471	(531)	9,233
Decrease in due to member related to the Tax Act	—	(11,835)	—
Net cash provided by operating activities	21,772	45,227	22,651
Investing activities:
Capitalized internal-use software and website development costs	(1,601)	(2,956)	(3,052)
Purchases of property and equipment	(613)	(509)	(61)
Net cash used in investing activities	(2,214)	(3,465)	(3,113)
Financing activities:
Proceeds from borrowings under revolving line of credit	15,000	—	7,500
Payments on borrowings under revolving line of credit	—	—	(15,000)
Payments for contingent acquisition consideration	—	—	(547)
Payments for noncompete obligation	—	(96)	(192)
Payments related to tax withholding for share-based compensation	(4,415)	(842)	(160)
Issuances of Class A common stock under equity compensation plans	6	33	19
Issuances of Class A common stock from treasury	—	—	21
Purchases of Class A common stock pursuant to share repurchase plan	(55,883)	(4,923)	—
Distributions to member	(4,094)	(5,477)	(1,996)
Net cash used in financing activities	(49,386)	(11,305)	(10,355)
Net increase in cash and cash equivalents, and restricted cash	(29,828)	30,457	9,183
Cash and cash equivalents, and restricted cash at beginning of period	55,827	25,370	16,187
Cash and cash equivalents, and restricted cash at end of period	$25,999	$55,827	$25,370

The accompanying notes are an integral part of the consolidated financial statements

Health Insurance Innovations, Inc.
Consolidated Statements of Cash Flows (Continued)
Supplemental Cash Flow Information
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$10,299	$5,310	$801
Interest	1	2	—
Non-cash investing activities:
Capitalized stock-based compensation	$587	$—	$—
Loss on disposal of assets	1	—	—
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$10,476	$18,618	$—
Change in deferred tax asset related to Exchange Agreement	(11,661)	(20,732)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	9,232	16,487	—
Exchange of Class B membership interests related to Exchange Agreement	(8,048)	(14,374)	—
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	6,666	638	2,761

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017, and 2016

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

Business Description

We are a cloud-based technology platform and distributor of affordable health and life insurance products that meet the demands and needs of our consumers. These products include individual and family health insurance plans (“IFP”) which include short-term medical (“STM”) insurance plans and health benefit insurance plans ("HBIP"). We also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We are not an insurer and do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. We assume no underwriting, insurance or reimbursement risk.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly owned subsidiaries, one of which is a Variable Interest Entity (“VIE”), of which the Company is the primary beneficiary. See Note 2 for further information on the VIE. All intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders’ equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

Through December 31, 2018, the Company was an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), in which we benefited from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We also elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. These exemptions applied for a period of five years following the completion of our IPO which closed on February 13, 2013. The Company ceased being an emerging growth company as of December 31, 2018 and is therefore no longer eligible for the above-mentioned exemptions.

Reclassifications

The Company reclassified in-transit credit card and ACH receipts, during the first quarter of 2018, previously included in accounts receivable, net, prepaid expenses, and other current assets on the balance sheet to cash and cash equivalents. The reclassification resulted in a $1.6 million increase in cash and cash equivalents and a corresponding decrease in accounts receivable, net, prepaid expense and other current assets as of December 31, 2017 and an increase of $344,000 and $633,000 in operating cash flows on the consolidated statement of cash flows for the year ended December 31, 2017 and 2016, respectively. The changes described do not affect the consolidated statements of income or stockholders’ equity.

Commissions payable amounts were previously reported as a component of accounts payable and accrued expenses on the consolidated balance sheets. Commissions payable is now presented as a separate line item on the face of the consolidated balance sheets and prior period presentation has been updated for comparability.

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

Restricted Cash

In our capacity as the managing general underwriter, we collect premiums from members and distributors and, after deducting our earned commission and fees, we remit the net funds to our contracted insurance carriers and discount benefit vendors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. We hold these funds in bank accounts. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheets with the related liabilities reported in accounts payable and accrued expenses. Restricted cash at December 31, 2018 and 2017, was $16.7 million and $14.9 million, respectively.

Accounts Receivable

Accounts receivable represent amounts due to us for premiums collected by a third-party and are generally considered delinquent 15 days after the due date. The underlying insurance contracts are canceled retroactively if the member payment remains delinquent. We have not experienced any material credit losses from accounts receivable and have not recognized a significant provision for uncollectible accounts receivable.

Third-Party Commissions and Advanced Commissions

We utilize a broad network of licensed third-party distributors, in addition to our internal distributors to sell the plans that we help develop. We pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We also pay fees to some distributors for discount benefit plans issued.

As a result of adopting ASC 606, Revenue from Contracts with Customers ("ASC 606"), and the related guidance under ASC 340-40, Other Assets and Deferred Costs ("ASC 340"), upon execution of a member's policy, the Company recognizes the expected lifetime commissions to be paid to third-party distributors as an incurred cost to fulfill a contract. The resultant expected lifetime commission, not yet paid, is reported as a liability on the consolidated balance sheet. The impact of adopting this guidance resulted in an increase of $180.0 million in commissions payable which is reported on the consolidated balance sheets as of December 31, 2018. As members remit their monthly premium to the Company, contractual payments are made to third-party distributors, reducing the associated liability.

Advanced commissions, net outstanding as of December 31, 2018 and 2017, totaled $29.9 million and $39.5 million, respectively. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions by withholding future commissions earned on premiums collected over the period in which policies renew. While we have not experienced any significant write-offs from commission advances, we have recognized an allowance for bad debt of $137,000 and $180,000 as of December 31, 2018 and 2017, respectively. Generally, these advances will be repaid by withholding payments on future commissions earned by the distributor, as described in the respective agreements. Under ASC 340, as described above, at the point of a distributor's sale, the Company is required to record the estimated lifetime commissions expense incurred and payable to a distributor. Certain short- and long-term advanced commission agreements pay the total estimated lifetime commissions upon a qualified sale and therefore, the associated commissions payable recorded under ASC 340 is satisfied for these agreements, at that time.

Commissions earned by third-party distributors on related advances are reduced by 2% of the insurance premium sold which is recognized as a reduction of commissions expense within the consolidated statements of income. The reduction of commission expense related to this practice for the years ended December 31, 2018, 2017, and 2016 were $1.9 million, $2.3 million, and $2.6 million, respectively. See Note 3 for additional information relating to Advanced commissions.

Fair Value Measurements

The Company’s financial instruments include restricted cash, accounts payable, accrued liabilities and long-term debt. The carrying amount of restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of our borrowings against our line of credit approximates its fair value.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation, in the accompanying consolidated balance sheets. Depreciation expense for property and equipment is computed using the straight-line method over the following estimated useful lives:

Website development and internal-use software(1)	3 – 5 years
Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the lease term or estimated useful life

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

For the years ended December 31, 2018, 2017, and 2016, we capitalized $2.2 million, $3.0 million, and $3.1 million respectively, of costs incurred, consisting primarily of direct labor, in the application development stage of the internal-use software. Substantially all of the costs incurred during the period were part of the application development phase. For the years ended December 31, 2018, 2017, and 2016, there was $2.6 million, $1.7 million and $774,000, respectively, of amortization expense recorded for projects in the post-implementation/operation phase of development.

The Company’s management periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses were recognized for the periods presented.

Goodwill and Other Intangible Assets

Goodwill

As a result of our previous acquisitions, we have recorded goodwill which represents the excess of the consideration paid over the fair value of the identifiable net assets acquired in a transaction accounted for as a business combination. An impairment test is performed by us at least annually as of October 1st of each year, or whenever events or circumstances indicate a potential for impairment.

We evaluate goodwill for impairment annually or more frequently when an event occurs, or when circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying value.

We may also elect to not perform the qualitative assessment, and instead, proceed directly to the quantitative test. The quantitative assessment utilizes both market and income approaches (comparative company and discounted cash flow, respectively) to estimate the fair value of our reporting unit. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected Company growth, pricing, market share, and general economic conditions. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

The Company performed its annual impairment analysis as of October 1, 2018 and 2017, respectively, and upon completion of the analysis we determined that the fair value of our reporting unit exceeded its carrying value, each year. As such, goodwill was not impaired. See Note 5 for further information on our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 5 for further discussion of our intangible assets.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value. No impairments on intangible assets were recorded during the year ended December 31, 2018 and 2017.

Revenue Recognition

On December 31, 2018, we adopted ASC 606, the date at which the Company lost its emerging growth company status and the requirements of ASC 606 became effective for us. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018. Under this transition method, prior period impacts from the adoption of ASC 606 are adjusted to the opening retained earnings balance. Accordingly, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company has identified our customers as the insurance carriers and discount benefit providers with whom we contract.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

As the managing general underwriter and/or broker of IFP and supplemental products, we generally receive all amounts due in connection with the plans we sell and service on behalf of the carriers and discount benefit providers. Total collections, or premium equivalents, typically represent a combination of premiums, fees for discount benefit plans, enrollment fees, and third-party commissions and referral fees. From premium equivalents, we remit risk premiums to carriers and amounts earned by discount benefit plan providers, who we refer to as third-party obligors, as such carriers and third-party obligors are the ultimate parties responsible for providing the insurance coverage or discount benefits to the member. Our revenues consist of the net balance of the premium equivalents.

We collect premium equivalents upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We generally remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis, based on their respective compensation arrangements.

Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, and fees for discount benefit plans paid by members as a direct result of our enrollment services, and brokerage services.

We have determined that there are two performance obligations associated with both our IFP and supplemental revenue streams. For the first performance obligation, the sales and marketing services performed are combined, which the Company recognizes at a point-in-time. The second performance obligation, member management, includes the promises of billing, collecting, and member support services. These distinct performance obligations are combined as a series, which the Company recognizes over time.

Commission rates earned by us for the products we sell are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them in accordance with contractual agreements. See Note 9 for additional disclosures surrounding revenue recognition.

Prior to the adoption of ASC 606, we recognized revenue under ASC 605, when persuasive evidence of an arrangement existed, delivery of services had occurred, the sales price was fixed or determinable, and collectibility was reasonably assured. For our Company, this generally meant that we recognized revenue monthly, over the period that policies were in force. Revenue reported for the years ended December 31, 2017, and 2016 are presented under ASC 605.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses for the years ended December 31, 2018, 2017, and 2016, were $10.2 million, $11.5 million, and $11.1 million, respectively, and are classified as selling, general and administrative expense (“SG&A”).

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of December 31, 2018 and 2017, respectively. See Note 11 for further discussion of income taxes.

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

Recent Accounting Pronouncements

At December 31, 2018, the Company ceased being an emerging growth company. As an emerging growth company, we had elected under the JOBS Act to delay the adoption of new and revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. At December 31, 2018, concurrent with our change in status, we adopted all required accounting pronouncements applicable to public companies.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this guidance on December 31, 2018, the date our emerging growth company status expired. There was no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this guidance in the fourth quarter of 2018. There was no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides amendments to the codification for eight specific cash flow issues such as the classification of debt prepayment or debt extinguishment costs to the classification of the proceeds from the settlement of insurance claims. The Company adopted this guidance on December 31, 2018, the date our emerging growth company status expired. The standard was implemented using a retrospective transition method to each period presented. There was no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which amended revenue recognition standards. The standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. For a public entity, the standard became effective for annual and interim reporting periods beginning after December 15, 2017. We adopted this guidance on December 31, 2018, the date our emerging growth company status expired. See the preceding section within this Note 1 titled "Revenue Recognition" and Note 9 for additional details regarding the adoption of this standard.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), further updated by ASU No. 2018-10, which modifies lease accounting for lessees to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases - financing and operating - other than short term. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance on January 1, 2019. The adoption of this standard will result in the recognition of a right-of-use asset of approximately $650,000 and lease-liability of approximately $600,000.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2.	Variable Interest Entities

As of December 31, 2018, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 83.0% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest. As of December 31, 2018 and 2017, HIIQ holds 100% of the voting power, respectively, and 83.0% and 76.3% of the membership and economic interest in HPIH, respectively. See Note 8 for further information on our ownership structure.

3.	Advanced Commissions, net

The Company enters into both short- and long-term advanced commissions agreements with some of its distributors. Advanced commissions, net as of December 31, 2018 and 2017 were $29.9 million and $39.5 million, respectively. Allowances for uncollectible advanced commissions as of December 31, 2018 and 2017 were $137,000 and $180,000, respectively. Certain advances are paid to distributors in amounts equal to the total estimated lifetime commissions expected to be paid. We refer to these agreements as "prepaid commissions." Under ASC 340, at the point of a distributor's sale, the Company is required to record the estimated lifetime commissions expense incurred and payable to the distributor. Consequently, the amounts advanced under these prepaid commission agreements concurrently satisfy the required payable and accordingly there are no outstanding balances related to these prepaid commissions on the consolidated balance sheets. For more information on our adoption of ASC 606, and the related guidance under ASC 340, see Notes 1 and 9.

4.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2018	2017
Computer equipment	$1,218	$686
Furniture and fixtures	231	211
Leasehold improvements	482	417
Website development and internal-use software	9,978	7,798
Total property and equipment	$11,909	$9,112
Less accumulated depreciation	6,775	3,704
Total property and equipment, net	$5,134	$5,408

Depreciation expense, including depreciation related to capitalized website development and internal-use software, was approximately $3.1 million, $2.1 million, and $1.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill has been recorded as a result of previous acquisitions. There were no additions to goodwill during the years ended December 31, 2018 or 2017. No losses on impairment of goodwill were recorded during the years ended December 31, 2018, 2017, or 2016. The carrying amount as of each December 31, 2018 and 2017 was $41.1 million. Goodwill of $20.1 million is deductible for tax purposes. The remaining $21.0 million is not deductible in accordance with federal income tax guidelines.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net consisted of the following ($ in thousands):

	Weighted-Average Remaining Useful Lives Amortization (years)	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	13.9	$1,377	$(481)	$896	$1,377	$(396)	$981
Carrier network	—	40	(40)	—	40	(40)	—
Distributor relationships	0.6	4,059	(3,896)	163	4,059	(3,428)	631
Noncompete agreements	—	987	(987)	—	987	(987)	—
Customer relationships	4.3	1,484	(1,183)	301	1,484	(1,154)	330
Capitalized software	6.5	8,571	(5,714)	2,857	8,571	(4,571)	4,000
Total intangible assets		$16,518	$(12,301)	$4,217	$16,518	$(10,576)	$5,942

Amortization expense for years ended December 31, 2018, 2017, and 2016, was $1.7 million, $2.0 million, and $2.2 million, respectively.

Estimated annual pretax amortization for intangibles assets in each of the next five years and thereafter are as follows ($ in thousands):

2019	$1,338
2020	1,338
2021	685
2022	114
2023	29
Thereafter	713
Total	$4,217

Reviews of other intangible assets are performed at each reporting period in accordance with GAAP. No impairments were noted during the years ended December 31, 2018, 2017, or 2016.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in thousands):

	December 31,
	2018	2017
Carriers and vendors payable	$17,352	$14,726
Accrued compensation and benefits	5,045	7,116
Accrued refunds	—	1,940
Accounts payable	688	3,725
Accrued professional fees	1,676	820
Accrued credit card/ACH fees	550	483
Accrued interest	28	—
Other accrued expenses	7,058	2,104
Total accounts payable and accrued expenses	$32,397	$30,914

As of December 31, 2018, the Company had a $5.0 million increase in other accrued expenses compared to 2017 primarily the result of the accrued $3.4 million payable related to the Market Conduct Examination, as further detailed in Note 14. Included in accrued compensation and benefits is $2.0 million related to severance from the termination of the Company's founder, two former HP executives, and other Company employees. Accounts payable decreased largely due to the timing of payments related to amounts accrued for general vendors.

7.	Debt

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

The Credit Agreement contains customary covenants including, but not limited to, (i) a minimum interest coverage ratio and a maximum Consolidated Total Leverage Ratio and (ii) limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations and sales of assets. The Company was in compliance with all covenants as of December 31, 2018. The Credit Agreement also includes customary events of default, conditions, representations and warranties, and indemnification provisions.

As of December 31, 2018, we had a $15.0 million outstanding balance from draws on the Credit Facility and $15.0 million was available to be drawn upon. As of December 31, 2017, we had no outstanding balance from draws on the revolving line of credit. As of December 31, 2018, there was $28,000 of accrued interest included in accounts payable and accrued expenses on the consolidated balance sheet. There was no accrued interest as of December 31, 2017 related to the Credit Facility. The Company was in compliance with all covenants for all periods.

8.	Stockholders' Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters, except as otherwise required by applicable law. As of December 31, 2018, the Class A common stockholders and Class B common stockholders held 83.0% and 17.0%, respectively, of the voting power in HIIQ. Holders of shares of our Class A common stock have 100% of the economic interest in HIIQ. Holders of Class B common stock do not have an economic interest in HIIQ.

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

Class B common stockholders will not be entitled to any dividend payments. In the event of any dissolution, liquidation, or winding up of our affairs, whether voluntary or involuntary, after payment of our debts and other liabilities and making provision for any holders of our preferred stock that have a liquidation preference, our Class B common stockholders will not be entitled to receive any of our assets. In the event of our merger or consolidation with or into another company in connection with which shares of Class A common stock and Class B common stock (together with the related Membership Interests, defined below) are converted into, or become exchangeable for, shares of stock, other securities or property (including cash), each Class B common stockholder will be entitled to receive the same number of shares of stock as is received by Class A common stockholders for each share of Class A common stock, and will not be entitled, for each share of Class B common stock, to receive other securities or property (including cash). No holders of Class B common stock will have preemptive rights to purchase additional shares of Class B common stock.

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

On March 13, 2017, the Selling Stockholders completed a secondary underwritten public offering of 3,000,000 shares of our Class A common stock under the above-described Form S-3 registration statement. In connection with the offering, on March 8, 2017, we entered into an underwriting agreement with Canaccord Genuity Inc., Cantor Fitzgerald & Co., Northland Securities, Inc., and Lake Street Capital Markets, LLC, collectively as the underwriters, and the Selling Stockholders. Immediately prior to the completion of the offering, we issued 3,000,000 shares of Class A common stock to the Selling Stockholders. In exchange for the issuance of the shares, we immediately acquired 3,000,000 Series B Membership Interests, together with an equal number of shares of our Class B common stock from the Selling Stockholders. These Series B Membership Interests were immediately recapitalized into Series A Membership Interests in HPIH. The Selling Stockholders, immediately after the exchange sold to the underwriter for resale all 3,000,000 shares of Class A common stock. No shares were sold by the Company in this offering.

On June 6, 2018, HPI exchanged 1,287,000 shares of Class B common stock of HIIQ and 1,287,000 membership interests of HPIH for 1,287,000 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 13,000 shares of Class B common stock of HIIQ and 13,000 membership interests of HPIH for 13,000 shares of Class A common stock of HIIQ. Following those exchanges, on June 7, 2018, HPI and HPIS initiated a sale for 1,287,000 and 13,000 shares, respectively, of HIIQ's Class A Common stock and sold such shares of Class A common stock in a transaction under Rule 144 for a price of $31.01 per share, with the sale settling on June 11, 2018. See Note 14 for further information on the Exchange Agreement and discussion of transaction effects on the tax receivable agreement we previously entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2018 and 2017, we held 2,038,475 and 380,777 shares of treasury stock, respectively, recorded at a cost of $67.2 million and $6.9 million, respectively.

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a share repurchase program for up to $50 million of the Company’s outstanding Class A Common Stock, subsequently increased by an additional $50 million under the Board of Directors authority on December 13, 2018. The share repurchase authorization permits the Company to periodically repurchase shares for cash for a period of 24 months in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

Under the stock repurchase program, the Company has elected to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a “10b5-1 Plan”). A 10b5-1 Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

 During the year ended December 31, 2018, we repurchased, in open-market transactions (including sales under a 10b5-1 plan), 1,550,136 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $36.05. During the year ended December 31, 2017, there were 222,184 shares repurchased at an average price per share of $22.15.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 19, 2017, to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A Common Stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At December 31, 2018 the Company had not sold any securities under this registration statement.

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

During the years ended December 31, 2018 and 2017, there were 107,562 and 39,049 shares transferred to Treasury as a result of surrendered shares of vested restricted stock awards for participant tax obligations, respectively. During the years ended December 31, 2018 and 2017, there were no shares transferred to Treasury as the result of forfeitures of restricted stock awards. See Note 10 for further information on our Long Term Incentive Plan.

9.	Revenue

Impact of ASC 606 Adoption

The impact of the adoption of ASC 606 on our consolidated balance sheet as of December 31, 2018 was as follows ($ in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Advanced commissions, net(1)	$29,867	$(15,459)	$45,326
Contract asset, net(2)	165,494	165,494	—
Total current assets	223,468	150,035	73,433
Long-term advanced commissions(1)	—	(6,547)	6,547
Long-term contract asset, net(2)	132,566	132,566	—
Total assets	432,489	276,054	156,435

Liabilities and stockholders' equity
Accounts payable and accrued expenses(3)	$32,397	$(1,197)	$33,594
Commissions payable, net(4)	106,608	95,248	11,360
Income taxes payable (receivable), net	15,586	24,655	(9,069)
Total current liabilities	162,991	118,706	44,285
Long-term commissions payable, net(4)	84,716	84,716	—
Total liabilities	289,021	203,422	85,599
Retained earnings	80,804	48,684	32,120
Noncontrolling interests	35,638	23,948	11,690
Total stockholders' equity	143,468	72,632	70,836
Total liabilities and stockholders' equity	432,489	276,054	156,435

The cumulative effect of changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 is as follows ($ in thousands):

	Balance at January 1, 2018	Adjustments due to adoption of ASC 606	Balance at December 31, 2017, as reported
Assets
Advanced commissions, net(1)	$36,292	$(3,257)	$39,549
Contract asset, net(2)	127,893	127,893	—
Total current assets	222,239	124,636	97,603
Long-term contract asset, net(2)	110,178	110,178	—
Deferred tax (liability) assets, net	(79)	(15,039)	14,960
Total assets	384,860	219,775	165,085

Liabilities and stockholders' equity
Accounts payable and accrued expenses(3)	$29,660	$(1,254)	$30,914
Commissions payable, net(4)	83,749	74,938	8,811
Total current liabilities	116,638	73,684	42,954
Long-term commissions payable, net(4)	73,720	73,720	—
Total liabilities	205,488	147,404	58,084
Retained earnings	67,810	48,505	19,305
Noncontrolling interests	46,662	23,866	22,796
Total stockholders' equity	179,372	72,371	107,001
Total liabilities and stockholders' equity	384,860	219,775	165,085

The impact of the adoption of ASC 606 on our consolidated income statement for the year ended December 31, 2018 was as follows ($ in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Revenues(5)	$351,097	$59,988	$291,109
Third-party commissions(6)	234,777	50,110	184,667
Income from operations	31,262	9,878	21,384
Net income before income taxes	29,636	9,878	19,758
Provision for income taxes	10,672	9,615	1,057
Net income	18,964	263	18,701
Net income attributable to noncontrolling interests	5,970	83	5,887
Net income attributable to Health Insurance Innovations, Inc.	12,994	180	12,814

Explanation of Changes

The adoption of ASC 606 had the following impacts on our consolidated balance sheet at January 1, 2018 and our consolidated income statement and balance sheet as of and for December 31, 2018:

(1)
Certain short- and long-term prepaid commission agreements entered into with distributors pay the total estimated lifetime commissions upon a qualified sale. Under ASC 340, at the point of a distributor's sale, the Company is required to record the estimated lifetime commissions expense incurred and payable to the distributor. Consequently, the amounts prepaid under these agreements concurrently satisfy the required payable.

(2)
Long- and short-term contract asset, net represent uncollected amounts expected to be due to us upon future expected policy renewals reduced by amounts due to carriers and vendors. Under ASC 606, the Company records 95% of the estimated expected lifetime commissions to be earned at a point-in-time as described below. As members continue their policy and remit monthly premium payments to the Company, the contract asset is reduced. Amounts remitted to the Company include carrier risk premium and amounts owed to third-party obligors, both of whom we define as our customer. The estimated expected lifetime amounts attributable to our customer are recorded net against the contract asset.

(3)
Historically, included within accounts payable and accrued expenses were allowances for non-renewals, cancellations, and policy rescissions. Upon the adoption of ASC 606, the Company now estimates the expected lifetime value of a policy at a point-in time using durations that are net of these items.

(4)
As a result of adopting ASC 606 and the related guidance under ASC 340, upon execution of a member's policy, the Company recognizes the total expected lifetime commissions to be paid to third-party distributors as an incurred cost to fulfill a contract with our customer. The resultant expected lifetime commission, not yet paid to the distributors, is reported as a liability on the consolidated balance sheets.

(5)
Adjustments to revenue were significantly driven by the point-in-time recognition of the sales and marketing performance obligation to our customer which represents 95% of the estimated lifetime value of policies sold. Prior to the adoption of ASC 606, revenues were generally recognized monthly over the life of a policy.

(6)
As a result of adopting ASC 606 and the related guidance under ASC 340, upon execution of a member's policy, the Company recognizes the total expected lifetime commissions to be paid to third-party distributors as an incurred cost to fulfill a contract with our customer.

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the year ended December 31, 2018 ($ in thousands):

	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$86,212	$2,824	$89,036
HBIP	149,986	8,202	158,188
Supplemental	90,728	4,568	95,296
Other	—	74	74
Services revenue	—	4,762	4,762
Brokerage revenue	3,072	—	3,072
Other revenues	669	—	669
Total revenue	$330,667	$20,430	$351,097

Timing of Revenue Recognition
Transferred at a point in time	$330,667	$—	$330,667
Transferred over time	—	20,430	20,430
Total revenue	$330,667	$20,430	$351,097

(1)
For the purposes of disaggregated revenue presentation, when additional products are sold with a "core" STM, HBIP policy, or supplemental product, the associated revenue for the additional products are reported within its core product category depicted within the table.

Performance Obligations

IFP and Supplemental products

The Company has identified that it has two performance obligations with respect to the IFP and supplemental products that it sells. The first performance obligation relates to the sales and marketing services associated with selling a policy to a member, which entails marketing products to prospective members and the sales function. These activities have been combined under one performance obligation as the Company has determined that they are highly interrelated and not-distinct within the context of the contract with the customer. This performance obligation to the customer is deemed complete upon the member's acceptance and signing of all documentation and submitting payment. Once satisfied, revenue recognition for the sales and marketing services performance obligation is complete and revenue is recorded based on the estimated lifetime duration of the policy based on historical persistency rates. Members generally have the right to refund within the first 30 days of enrolling in a policy. Revenue recorded for this performance obligation is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The second performance obligation identified for the sale of IFP and supplemental products relates to the billing, collection, and member support component of a policy, which comprises processing enrollment forms for the member's insurance or discount benefit plan, verifying eligibility for coverage, providing fulfillment documents to members, member support calls, and other support activities. We refer to this performance obligation as "member management." Similarly, these activities are combined into one performance obligation, as a series, as they are deemed highly interrelated and not-distinct within the context of the contract with the customer. This performance obligation is satisfied over time as the member continues with the policy. Payment is generally collected monthly over the life of the policy. Members generally have the right to cancel their policy at any time. Revenue recorded for this performance obligation is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Other Revenues (Over-time) - The Company recognizes services revenues for activities related to contracts solely for billing, collection, and member support, and fees for products which are usage based (eg. prescription cards), over-time based on a portfolio of products with similar member consumption patterns.

Other Revenues (Point-in-time) - The Company recognizes commissions revenue for sales relating to brokerage activities (sales only component) and lead sales up-front; at the point in time in which the performance obligation is satisfied. Other revenue is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Contract Asset Balances

The timing of revenue recognition may differ from the invoicing of members. For IFP and supplemental products, we recognize revenue for the sales and marketing performance obligation at the point when a member signs up for a policy. Members are generally required to make monthly payments over the life of the policy, resulting in a contract asset at point of sale for the uncollected premiums (excluding amounts attributed to our customer) but not yet collected from the member. As monthly premiums are received from the member, and risk premiums and third-party obligor funds are remitted to the carrier or discount benefit plan provider, our customer, the contract asset is reduced.

Contract assets will be reduced over a period consistent with the expected duration of the particular portfolio of products sold and will periodically be compared against the recorded contract asset to assess actual collectibility compared to the recorded estimate.

The Company implemented ASC 606 at December 31, 2018, and as such, we have not recognized any amortization, changes in estimates, or impairment loss. Changes in estimates and impairment will be reviewed each reporting period against actual persistency for a particular block of products sold.

Remaining Performance Obligations

As of December 31, 2018, approximately $15.8 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for IFP and supplemental contracts.

Significant Judgments and Changes in Judgments

The most significant inputs involved in the Company’s revenue recognition policies are: The (i) stand-alone selling prices ("SSP") of the Company’s two performance obligations for IFP and supplemental products, and (ii) the average duration that an IFP or supplemental product will remain in force, referred to as persistency, which relates to estimating the transaction price.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely offers the individual performance obligations identified on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. The Company determines the SSP using information principally based on a cost-plus-margin approach that includes the consideration of market conditions and other observable inputs. Based on these results, the estimated SSP is set for each performance obligation to our customer.

The Company has determined that control passes to the customer for the sales and marketing performance obligation when the member completes the enrollment process and all required deliverables from the Company transfer to the member and initial payment is received. Based on a cost-plus-margin analysis, the Company has determined that approximately 95% of IFP and supplemental product revenue is attributable to the sales and marketing performance obligation which is recognized at point of enrollment. The Company believes that this allocation faithfully depicts the satisfaction of the sales and marketing performance obligation given historical experience and our understanding of the proportionate level of effort required to perform the sales and marketing performance obligation relative to the member management performance obligation. The Company has determined that control passes to the customer over time for the member management performance obligation. The Company performs the activities required to satisfy this performance obligation on a daily basis, throughout the life of a portfolio of policies in force, and therefore faithfully depicts the transfer of service.

To determine the duration of a product, the Company generally uses historical persistency rates to estimate the lifetime duration of a product. In instances where historical persistency is not available, for example, in the case of new product offerings, the Company uses judgment based on the characteristics of similar products sold or management's best estimate based on a combination of market factors or other consumer patterns. Duration estimates include estimates for non-renewals, cancellations, and policy rescissions. The Company applies a discount factor to calculated durations so that it is probable that no significant reversals of revenue will occur.

The Company reviews its persistency rates on a quarterly basis to ensure the pattern of recognition reflects actual member retention. The Company will adjust persistency rates as required such that it is probable that no significant reversals of revenue would occur, however management judgment is required in determining the timing of such changes.

Contract Costs

The Company does not have a material amount of costs to obtain a contract capitalized at any balance sheet date. In general, we incur few direct incremental costs of obtaining new customer contracts. We rarely incur incremental costs to review or otherwise enter into contractual arrangements with customers. In addition, our sales personnel receive fees that we refer to as commissions, but that are based on more than simply signing up new customers. Our sales personnel are required to perform additional duties beyond new customer contract inception, including fulfillment duties and collections efforts.

Costs to fulfill a contract include commissions owed to licensed third-party independent distributors. Upon execution of a member's policy, the sales and marketing performance obligation is satisfied and the resultant estimated lifetime commissions costs incurred are expensed and a corresponding commissions payable is recorded on the consolidated balance sheet. As members continue their policy and remit the required monthly premium payments to the Company, the commissions owed to the distributor are paid and the corresponding payable reduced. Management judgment is required to estimate total expected lifetime commissions. The same judgments that drive policy duration drive the amount of commissions expense recorded. Management determined that commission costs to fulfill a contract should be expensed concurrently with the satisfaction of the sales and marketing performance obligation.

Practical Expedients and Exemptions

As part of the adoption of ASC 606, we have elected to utilize practical expedients and exemptions allowable under the guidance.

We apply ASC 606 to a portfolio of contracts (or performance obligations) with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ significantly from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

Modified Retrospective Transition Adjustments

The Company has elected to apply the new guidance only to contracts that were not completed as of January 1, 2018, the date of initial application of ASC 606.

10.	Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the “LTIP”), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates this plan. At its inception, 1,250,000 shares of Class A common stock were reserved for issuance under the LTIP. In each of May 2015 and 2016, the Company’s shareholders approved increases of 1,000,000 shares, respectively. In May 2017, the Company's shareholders approved an increase of 2,000,000 shares of Class A common stock. As of December 31, 2018, there were 5,250,000 shares of Class A common stock reserved for issuance under the LTIP. At December 31, 2018, there were approximately 1,156,000 remaining shares available for grant under the LTIP.

Restricted Stock Awards

The vesting periods for grant recipients are at the discretion of the Compensation Committee of our Board of Directors and may be vested upon grant, in whole, or in part, but generally vest over a three- or four-year period. The fair value of restricted stock awards is measured based on the grant date closing price of our Class A common stock.

The table below summarizes activity regarding unvested restricted stock under the LTIP (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value ($ per share)
Restricted stock unvested at January 1, 2016	201	$7.50
Granted	284	8.93
Vested	(56)	7.39
Forfeited	(43)	7.90
Restricted stock unvested at December 31, 2016	386	8.52
Granted	880	22.02
Vested	(139)	8.68
Forfeited	(3)	21.95
Restricted stock unvested at December 31, 2017	1,124	19.04
Granted	83	42.92
Vested	(316)	22.25
Forfeited	(35)	21.95
Restricted stock unvested at December 31, 2018	856	22.12

We realized income tax benefits of $993,000, $437,000 and $57,000 from activity involving restricted shares for the years ended December 31, 2018, 2017, and 2016, respectively. The total grant date fair value of restricted stock that vested for the years ended December 31, 2018, 2017, and 2016 was $7.0 million, $1.2 million and $413,000, respectively.

Stock Appreciation Rights

The table below summarizes SARs activity under the LTIP (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (a) ($)
Outstanding at January 1, 2016	1,422	$6.40	5.6	$2,238
Granted	909	7.34	—	—
Exercised(b)(c)	(35)	5.85	—	253
Forfeited	(67)	4.95	—	26
Outstanding at December 31, 2016	2,229	6.80	5.0	24,640
Granted	251	26.16	—	—
Exercised(b)(c)	(1,412)	5.56	—	21,524
Forfeited	(20)	11.17	—	112
Outstanding at December 31, 2017	1,048	13.02	5.2	13,104
Granted	—	—	—	—
Exercised(b)(c)	(163)	9.85	—	5,420
Outstanding at Forfeited	(8)	31.00	—	193
Outstanding at December 31, 2018	877	13.46	3.1	11,984
Exercisable at December 31, 2018	633	11.37	2.3	9,769

(a)	The intrinsic value of a SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option multiplied by the number of shares represented by such SAR.

(b)
Shares issued upon the exercise of SARs are treated as newly issued shares. There were 125,868, 1,028,767, and 14,489 shares issued during 2018, 2017, and 2016, respectively, related to the exercise of SARs.

(c)
There was $78,000 and $3.8 million of tax benefit recognized in 2018 and 2017, respectively, related to stock-based compensation for SARs. There was no tax benefit recognized in 2016 related to stock-based compensation for SARs.

During the year ended December 31, 2018, there were no SARs granted. The total fair value of SARs that vested for the year ended December 31, 2018 was $2.4 million.

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

Stock Options

The table below summarizes stock option activity under the LTIP (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (a) ($)
Outstanding at January 1, 2016	79	$1.07	7.3	$442
Granted	—	—	—	—
Exercised(b)(c)	(39)	1.06	—	330
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	40	1.08	6.5	668
Granted	—	—	—	—
Exercised(b)(c)	(30)	1.08	—	694
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2017	10	1.09	5.5	223
Granted	—	—	—	—
Exercised(b)(c)	(6)	1.10	—	220
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2018	4	1.07	4.2	91
Exercisable at December 31, 2018	4	1.07	4.2	91

(a)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)
Shares issued upon the exercise of stock options are treated as newly issued shares. There were 5,782, 30,498, and 35,606 shares issued during 2018, 2017, and 2016, respectively, related to exercises of stock options.

(c)	There was no tax benefit recognized in 2018, 2017, or 2016 related to stock-based compensation for stock options.

The total fair value of stock options that vested for the years ended December 31, 2018, 2017, and 2016 was $6,000, $92,000, and $269,000 respectively.

Accounting for Stock-Based Compensation

The Black-Scholes option-pricing model was used for SARs granted or modified with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free rate	2.3%	1.8%	1.4%
Expected life	0.3 years	4.7 years	4.9 years
Expected volatility	44.6%	64.8%	58.7%
Expected dividend	none	none	none

The following table summarizes stock-based compensation expense ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted shares	$10,925	$5,760	$517
SARs	2,245	1,628	3,174
Stock options	—	16	101
Less: amounts capitalized for internal-use software	(587)	—	—
Total	$12,583	$7,404	$3,792

As of December 31, 2018, there was $8.9 million of total unrecognized stock-based compensation expense related to unvested awards granted under the Company's LTIP; that cost is expected to be recognized over a period of 1.8 years. This amount does not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

11.	Income Tax

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

The provision (benefit) for income tax consisted of the following components ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$19,429	$2,473	$3,295
State	5,619	385	493
Total current taxes	25,048	2,858	3,788
Deferred:
Federal	(10,726)	13,264	(7,736)
State	(3,650)	696	(803)
Total deferred taxes	(14,376)	13,960	(8,539)
Income taxes	$10,672	$16,818	$(4,751)

Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

The items accounting for differences between the federal statutory income tax rate and our effective tax rate are as follows (in %):

	Year Ended December 31,
	2018	2017	2016
U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.2%	3.1%	(0.1)%
Tax Act	(0.8)%	18.7%	—%
Valuation allowance	19.4%	(10.6)%	(51.6)%
Operations of nontaxable subsidiary	(4.0)%	(8.0)%	(40.9)%
Stock-based compensation	(3.6)%	—%	(1.2)%
Non-deductible or non-taxable items	0.7%	0.1%	2.0%
Other	0.1%	0.5%	—%
Total	36.0%	38.8%	(56.8)%

On a standalone basis, the effective tax rate for the year ended December 31, 2018 for HIIQ and HP was 26.5% and 0.0%, respectively.

The deferred income tax assets consisted of the following as of December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Investment in subsidiary	$20,922	$17,980
Tax receivable agreement	6,891	3,991
Stock compensation	1,551	694
Net operating loss carryforwards	6,335	3,165
Allowance for doubtful accounts	4	5
Other	106	2
Total deferred tax assets	35,809	25,837
Less valuation allowances	(7,651)	(9,250)
Deferred tax assets, net of valuation allowance	28,158	16,587
Deferred tax liabilities:
Identifiable intangible assets	(914)	(1,197)
Stock compensation	(1,274)	(423)
Other	(3)	(7)
Deferred tax assets, net	$25,967	$14,960

As of December 31, 2018, the Company had net deferred tax assets totaling approximately $26.0 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

At December 31, 2018 and 2017, HIIQ had no federal or state net operating loss carryforwards. At December 31, 2018 and 2017, HP had approximately $28.1 million and $14.0 million, respectively, of federal and state net operating loss carryforwards. These carryforwards are generally available through 2037 and start expiring in 2033. The 20-year limitation was eliminated for losses generated after December 31, 2017, giving the Company the ability to carry forward losses indefinitely. However, net operating loss carryforwards arising after December 31, 2017, will now be limited to 80 percent of taxable income.

As of December 31, 2018, the Company determined that a total valuation allowance of $7.7 million was necessary to reduce the HPIH outside basis deferred tax asset that is permanent in nature by $1.9 million and HP’s deferred tax assets by $5.8 million. We evaluate quarterly the positive and negative evidence regarding the expected realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We had recorded a valuation allowance against all of the deferred tax assets of HIIQ and maintained a full valuation allowance on all of these deferred tax assets until December 31, 2016. When we determined that we would be able to realize our remaining deferred income tax assets in the foreseeable future, a release of the related valuation allowance resulted in the recognition of $8.1 million of deferred tax assets at December 31, 2016. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur.

The Tax Act

On December 22, 2017, prior to the end of the Company’s 2017 fiscal year, the President of the United States signed into law H.R. 1, referred to as the “Tax Act.” The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized an approximate $250,000 reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

The reduction of the U.S. federal tax rate from 35% to 21% resulted in tax expense of $12.6 million recognized in 2017 due to the re-measurement of our deferred tax assets. The reduction of the federal tax rate also resulted in a one-time increase to income of $11.8 million in 2017 due to the reduction of the Tax Receivable Agreement ("TRA") liability. The overall net impact of these amounts reduced earnings by $775,000. The reduction in the tax rate also impacts the Company’s tax expense in periods beginning in 2018. See Note 14 for information on the TRA.

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

As of December 31, 2018 and 2017, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of December 31, 2018 and 2017, respectively. The Company’s 2014 through 2017 tax years remain subject to examination by tax authorities.

12.	Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ were as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Basic net income attributable to Health Insurance Innovations, Inc.	$12,994	$17,885	$4,513
Weighted average shares—basic	12,200,654	10,970,995	7,599,533
Effect of dilutive securities:
Restricted shares	606,066	340,141	89,126
SARs	563,891	606,029	176,801
Stock options	5,654	20,560	43,775
Weighted average shares—diluted	13,376,265	11,937,725	7,909,235
Basic net income per share attributable to Health Insurance Innovations, Inc.	$1.07	$1.63	$0.59
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.97	$1.50	$0.57

Potential common shares are included in the diluted net income per share calculation when dilutive. Potential common shares consist of Class A common stock issuable through restricted stock grants, stock options, and SARs and are calculated using the treasury stock method.

The following securities were not included in the calculation of diluted net income per share for the respective periods because such inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted shares	50	860	284
SARs	80	251	1,179

Additionally, potential common stock totaling 2,541,667 shares at December 31, 2018, 3,841,667 shares at December 31, 2017, and 6,841,667 shares at December 31, 2016, were issuable under the exchange agreement and were not included in diluted shares because such inclusion would be antidilutive. See Note 14 for further details on the exchange agreement.

13.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is our named CODM. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements. As such, at December 31, 2018 and 2017, we had one reportable operating and geographic segment. The Company periodically reviews the structure of our organization and CODM communications to assess the continued appropriateness of our segment reporting.

14.	Commitments and Contingencies

Leases

We lease office space to conduct our operations which expire in 2019. The office space operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The difference between cash rent payments and straight-line rent expense was $13,000, $15,000, and 34,000 as of December 31, 2018, 2017, and 2016, respectively. Total rent expense under all operating leases, which includes equipment, was $630,000, $618,000, and $504,000 for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

As of December 31, 2018, the future minimum lease payments under noncancellable operating leases were as follows ($ in thousands):

2019	$615
2020	—
2021	—
2022	—
2023	—
Total minimum lease payments	$615

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a director of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member.

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

During the year ended December 31, 2018, HPIH paid cash distributions of $2.9 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of these cash distributions, $638,000 was related to amounts accrued for at December 31, 2017 and included in due to member account on the consolidated balance sheet. As of December 31, 2018, there was $6.7 million of declared but unpaid distributions to its members reported in due to member on the consolidated balance sheet. For the years ended December 31, 2017, and 2016, $5.5 million, and $2.0 million in cash distributions were made for estimated federal and state income taxes.

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata quarterly distributions to each member of HPIH on the basis of the assumed tax liabilities of the members.

Tax Receivable Agreement

On February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HIIQ’s obligation and not an obligation of HPIH. HIIQ will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless HIIQ exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or HIIQ breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if HIIQ had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2018, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,125,000 shares of Class A common stock subsequent to the IPO. See Note 8 for further information on these issuances of Class A common stock.

As a result of the exchanges noted above, we have recorded a liability of $27.0 million pursuant to the TRA as of December 31, 2018, of which, $1.3 million was included in due to member within current liabilities and $25.7 million was included in due to member within long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2017, there was $16.2 million payable pursuant to the TRA, of which $1.1 million was included in current liabilities and $15.1 million was included in long-term liabilities on the accompanying consolidated balance sheet. See Note 11 for discussion surrounding the impact of the Tax Act on the TRA.

As of December 31, 2018, we have made $2.4 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Indiana Multistate Market Conduct Examination

The Company was the subject of a previously disclosed multistate market conduct examination ("MCE"). Following discussions with the chief examiner and the lead state in the MCE, the Company determined that entering into a Regulatory Settlement Agreement ("RSA") to resolve the MCE was in its best interest. The Company and the five lead states signed the RSA on December 12, 2018. The RSA became binding on the Company and the signatory states once a total of 25 participating states signed. The Company was informed that the RSA became binding on January 28, 2019. Under the RSA, the Company agreed to make a payment of $3.4 million towards the cost of the examination, which has been accrued for in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2018. The Company is also implementing measures to improve its training and monitoring of agents as well as other compliance and licensing related issues.

Massachusetts Regulatory Inquiry

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company’s practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices.

The Company continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution.

Florida Regulatory Inquiry

On June 11, 2018, the Company received notice that the Florida Office of Insurance Regulation conducted an investigation as a result of allegations that the Company’s subsidiary, HealthPocket, Inc. d/b/a AgileHealthInsurance, had advertised inducements in the solicitation of insurance products via an independently owned, third-party website and made allegedly material misstatements on an insurance agency application for licensure. The matter has been resolved with a stipulated Consent Order in which HealthPocket paid an administrative penalty of $10,000 along with agreed compliance terms.

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance alleging that the Company made misleading statements relating to health insurance policies. The Company is actively engaged with the Department to resolve the matter.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described actions as we continue to develop and enhance our compliance and control mechanisms. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations, or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In a case styled as Charles M. Butler, III and Chole Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) (“Butler case”), in which allegations of misrepresentation and claims handling were made against an independent third-party insurance agency and an insurance carrier, the plaintiff also named the

Company as a party. The Company was served on May 11, 2017 and is vigorously asserting defenses against the claims. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In a case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter case”), in which allegations were made against an insurance carrier relating to the handling of claims where the plaintiff also named the Company as a party. The Carter complaint was received on March 20, 2018 and an Amended Complaint was subsequently filed on July 6, 2018. The Company has since moved to dismiss the Amended Complaint, and the parties are awaiting the Court’s ruling. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In a case styled as David Diaz et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company’s wholly-owned subsidiary, American Service Insurance Agency (“ASIA”) and that agent is also named as a co-defendant. The Company has moved to dismiss the complaint and is awaiting a ruling from the Court. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to carriers with which we do business. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge, or resolve the claims as quickly as possible.

Other

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases were styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the “Securities Actions”) were filed after a decline in the trading price of the Company’s common stock following the release of a report authored by a short-seller of the Company’s common stock raising questions about, among other things, the Company’s public disclosures relating to the Company’s regulatory examinations and regulatory compliance. All three of the Securities Actions contained substantially similar allegations to those raised in the short-seller report alleging that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding the Company’s application for a third-party administrator license in the State of Florida, which was issued by the State on February 14, 2018.

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”) which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. The Company and co-defendants filed motions to dismiss all claims set forth in the complaint, and the motion has been fully briefed. The case is awaiting the court’s decision on the motions. At this time, the Company cannot predict the probable outcome of this action, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements for this action.

Putative Derivative Action Lawsuits

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the Delaware Court of Chancery naming most of the Company’s directors and executive officers as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the allegations in the above-described securities class action consolidated complaint. The derivative suit includes additional allegations relating to misconduct by third-party call centers utilized by the Company in its operations. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On June 5, 2018, the court entered an order staying the litigation pending resolution of the above-described securities litigation (In re Health Insurance Innovations Securities Litigation). Defendants intend to vigorously defend against these claims. However, at this time, the Company cannot predict the probable outcome of these actions, and, accordingly, no amounts have been accrued in the Company’s consolidated financial statements for this action.

On February 18, 2019, a putative class action lawsuit styled Julian Keippel v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael D. Hershberger, Case No. 8:19-cv-00421, was filed against the Company, its chief executive officer, and chief financial officer in the U.S. District Court for the Middle District of Florida. According to the complaint, the plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys’ fees, and costs on behalf of a putative class of individuals and entities that acquired shares of the Company’s common stock during the period February 28, 2018 through November 27, 2018. The complaint alleges that the Company made materially false and/or misleading statements and/or material omissions during the purported class period relating to the Company’s relationship with third parties, particularly Health Benefits One LLC/Simple Health Plans and affiliates. The complaint alleges that, among other things, the Company failed to disclose to investors that a substantial portion of the Company’s revenues were derived from third parties who allegedly used deceptive tactics to sell the Company’s products and that regulatory scrutiny of such third parties would materially impact the Company’s operations. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under the Securities Exchange Act. The Company has not yet been served in the action and intends to vigorously defend against the claims if and when the Company is served.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors, who are only associated with the Company through use of our technology platform. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although we believe that the Company does not engage in any such activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases filed by what has been determined to be serial-professional plaintiffs such as those cases filed by Craig Cunningham and Kenneth Moser. In the Cunningham case, the Company has been successful at having the case dismissed twice. Mr. Cunningham refiled his case a third time and the Company has responded with another motion to dismiss. Moser, like Cunningham, has been a plaintiff in hundreds of similar cases against a variety of types of companies nationwide. The Company has received complaints for alleged TCPA violations from other claimants, the majority of which are not lawsuits. The Company believes many of these individuals to be professional plaintiffs and not common consumers. The Company maintains an internal legal department that, among other things, reviews these claims as they arise, coordinates the Company’s response to such, and supports outside counsel when litigation defense is required. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company commonly uses outside legal counsel to defend against such claims and requires that the independent third-party distributors who are related to any such claims provide indemnification and reimbursement to the Company for the costs associated with these Claims.

Health Benefits One, LLC

On November 1, 2018, the Company received notice that a lawsuit styled as Federal Trade Commission v. Simple Health Plans, et al. was filed against an independent third-party distributor and its principal, along with their related companies. The Company is not a party to this case. An injunction was granted by the United States District Court, Southern District of Florida, against Simple Health Plans, LLC appointing a Receiver and imposing other restrictions against the defendants in this case. On November 1, 2018, the Company terminated its relationship with all of the defendants, has been in communication with the appointed Receiver and is providing assistance where requested.

Other matters

We enter into agreements in the ordinary course of business that may require us to indemnify other parties for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal demands and informal requests for indemnification from a number of carriers related to the MCE, states' investigations into carriers relating to agent licensing, and the TCPA claims identified above. Management cannot reasonably estimate any potential losses, but these claims could result in a material liability for us.

Data and Privacy

The Company has previously received inquiries but no claims, litigation, or findings of violation relating to alleged data loss and/or privacy breaches relating to affiliated companies. Each allegation is investigated upon receipt and handled promptly to resolution.

15.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Int Holdings LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For each of the years ended December 31, 2018 and 2017, the base maximum allowable contribution amount was $18,500 and $18,000, respectively. The Plan also permits for discretionary Company contributions. For each of the years ended December 31, 2018 and 2017, the Company accrued $59,000 and $56,000, respectively for discretionary matching contributions to participants.

16.	Related-Party Transaction

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. See Note 14 for further details regarding the Exchange Agreement.

Tax Receivable Agreement

On February 13, 2013, we entered into a tax receivable agreement with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske. See Note 14 for further details regarding the TRA.

Reinsurance

Insurance carriers with which we do business often reinsure a portion of their risk. From time to time, entities owned or affiliated with Michael Kosloske, serve as reinsurers for insurance carriers that offer products sold by HPIH.

17.	Concentrations of Credit Risk and Significant Customers

Accounts receivable, net were $828,500 and $1.3 million as of December 31, 2018 and 2017, respectively and is included as a component of accounts receivable, net, prepaid expenses, and other current assets in the accompanying consolidated balance sheets. As of December 31, 2018, we had two customers who made up approximately 40% of the net accounts receivable balance. As of December 31, 2017, we had two customers who made up approximately 56% of the accounts receivable, net balance.

Advanced commissions were $29.9 million and $39.5 million as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, two distributors accounted for 31% of our advanced commissions balance compared to two distributors who accounted for 60% for the year ended December 31, 2017.

For the year ended December 31, 2018, two carriers accounted for 64% of our total collections whereas for the years ended December 31, 2017, and 2016, three carriers accounted for 54% and 60%, respectively, of our total collections. For the year ended December 31, 2018, Federal Insurance Company ("CHUBB") accounted for 40% and Lifeshield National Insurance Co accounted for 24% of our total collections. The Company anticipates that its total collections in 2019 will continue to be concentrated among a small number of carriers.

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

18.	Subsequent Events

On January 23, 2019 and March 13, 2019, the Company drew $10.0 million and $20.0 million, respectively, on the revolving line of credit pursuant to the Credit Agreement, to fund repurchases of the Company's Class A Common shares under its existing share repurchase plan as described in Note 8. As of March 13, 2019, there was $30.0 million available to be drawn upon.

On February 28, 2019, the “Company, through HPIH (“Borrower”), entered into an amendment (the “First Amendment”) to the Company’s and Borrower’s existing Credit Agreement, dated July 17, 2017, by and among Borrower, the Company, and certain of its affiliates, as guarantors, and SunTrust Bank (the “Existing Credit Agreement”). The First Amendment amended the Existing Credit Agreement to, among other things:

•
Increase the amount of the revolving credit facility pursuant to which SunTrust Bank (the “Lender”) has agreed to make revolving loans and issue letters of credit (the “Credit Facility”) from $30.0 million to $75.0 million;

•
Increase the aggregate amount available under the Credit Facility to $25.0 million through an increase in the revolving loan commitment or the establishment of one or more term loans, in either case, as Borrower may request from the Lender; and

•	Extend the maturity date of the Credit Facility from July 17, 2020 to February 28, 2022.

On March 14, 2019, the Company’s Board of Directors approved an increase in the amount authorized for repurchase under our previously announced share repurchase program from $100.0 million to $200.0 million.

The share repurchase authorization permits the Company to periodically repurchase shares for cash through October 2020 in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s Credit Facility. See Note 8 for additional information about the Company’s share repurchase program.

ITEM 16. FORM 10-K SUMMARY

None.

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Third Amended and Restated Limited Liability Company Agreement of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 to Current Reports on Form 8-K filed February 13, 2013.

10.6
Tax Receivable Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Current Reports on Form 8-K filed February 13, 2013.

10.7
Exchange Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.3 to Current Reports on Form 8-K filed February 13, 2013.

10.8#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

Exhibit No.	Description

10.9#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.10#
Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled). Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.11#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015.

10.12#
Second Amended and Restated Employment Agreement, dated September 16, 2015, between Michael Hershberger and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2015.

10.13#
Amended and Restated Employment Agreement, dated November 15, 2016, between Gavin D. Southwell and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2016.

10.14#	Health Insurance Innovations, Inc. Long Term Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2017.

10.15#	Form of Restricted Stock Award Agreement for executives. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 20, 2017.

10.16#	Form of Restricted Stock Award for non-employee directors. Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on June 20, 2017.

10.17#	Form of Performance Share and Restricted Stock Award Agreement for executives. Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on June 20, 2017.

10.18#
Amendment to Amended and Restated Employment Agreement, dated June 14, 2017, between Gavin Southwell and the Company. Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on June 20, 2017.

10.19#
Amendment to Second Amended and Restated Employment Agreement, dated June 14, 2017, between Michael Hershberger and the Company. Incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on June 20, 2017.

10.20#
Non-Employee Director Compensation Plan of the Company, approved June 14, 2017 and effective as of July 1, 2017. Incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed on June 20, 2017.

10.21
Credit Agreement dated July 17, 2017 among Health Plan Intermediaries Holdings, LLC, as borrower, certain affiliates and subsidiaries, as guarantors, and SunTrust Bank, as lender. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2017.

10.22
Appointment and Standstill Agreement, dated December 14, 2017, among Health Insurance Innovations, Inc., Cannell Capital LLC and J. Carlo Cannell. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 15, 2017.

10.23
Lease Agreements between Health Plan Intermediaries Holdings, LLC and Lake Magdalene Center. Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018.

10.24
Office lease agreement between Magdalene Center of Tampa, LLC and Health Plan Intermediaries Holdings LLC, dated February 13, 2018. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 3, 2018.

10.25	Regulatory Settlement Agreement, dated December 12, 2018. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 13, 2018.

Exhibit No.	Description

10.26#
Second Amended and Restated Employment Agreement, dated January 2, 2019, between Health Insurance Innovations, Inc. and Gavin D. Southwell. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 2, 2019.

10.27#
Restricted Stock Award Agreement, dated January 2, 2019, between Health Insurance Innovations, Inc. and Gavin D. Southwell. Incorporated by reference to Exhibit 10.2 to the Form 8-k filed January 2, 2019.

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Document.

*	Document is filed with this Form 10-K.
**
Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.

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
March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 14, 2019	/s/ Gavin D. Southwell	President, Chief Executive Officer and Director
	Gavin D. Southwell	(Principal Executive Officer)

March 14, 2019	/s/ Michael D. Hershberger	Chief Financial Officer, Secretary and Treasurer
	Michael D. Hershberger	(Principal Financial and Accounting Officer)

March 14, 2019	/s/ Michael W. Kosloske	Director
Michael W. Kosloske

March 14, 2019	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 14, 2019	/s/ Robert S. Murley	Director
Robert S. Murley

March 14, 2019	/s/ Paul E. Avery	Director
Paul E. Avery

March 14, 2019	/s/ Anthony J. Barkett	Director
Anthony J. Barkett

March 14, 2019	/s/ John A. Fichthorn	Director
John A. Fichthorn