Form 10-K/A
period 2018-12-31
Health Insurance Innovations, Inc.
filed 2019-05-07
CIK 1561387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 001-35811

Health Insurance Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15438 North Florida Avenue, Suite 201, Tampa, Florida	33613
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(813) 397-1187

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	HIIQ	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 11, 2019, there were 12,188,848 shares of the registrant’s Class A common stock, $0.001 par value per share, outstanding and 2,541,667 shares of the registrant’s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2019 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent indicated herein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Health Insurance Innovations, Inc. for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 14, 2019 (the “Original Filing”).

Health Insurance Innovations, Inc. is filing this Amendment for the sole purpose of correcting the number of shares of the Company’s Class A common stock outstanding as of March 11, 2019, as disclosed on the cover page of the Original Filing. The number of outstanding shares of the Company’s Class A common stock disclosed in the Original Filing inadvertently included 2,486,976 treasury shares that were issued but were not outstanding. Therefore, the number of shares of the Company’s Class A common stock outstanding as of March 11, 2019 was 12,188,848.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new Rule 13a-14(a)/15d-14(a) Certifications, which are attached hereto. Since no financial statements have been amended by or included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10-K/A does not change or update any of the other disclosures contained in the Original Filing, including, without limitation, the total number of outstanding shares of Class A and Class B common stock otherwise disclosed within the body of the Original Filing.

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Document.

*	Document is filed with this Form 10-K/A.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May 2019.

HEALTH INSURANCE INNOVATIONS, INC.

By:	/s/ Gavin D. Southwell
Gavin D. Southwell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael D. Hershberger
Michael D. Hershberger
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)