Form 10-Q
period 2019-03-31
Health Insurance Innovations, Inc.
filed 2019-05-07
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to __________
Commission File Number: 1-35811
 ___________________________________________________________
Health Insurance Innovations, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15438 N. Florida Avenue, Suite 201, Tampa FL	33613
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	HIIQ	Nasdaq Global Market
As of May 1, 2019, the registrant had 11,512,687 shares of Class A common stock, $0.001 par value, outstanding and 2,416,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,483	$9,321
Restricted cash	16,481	16,678
Accounts receivable, net, prepaid expenses and other current assets	1,727	2,108
Advanced commissions, net	30,063	29,867
Contract asset, net	166,858	165,494
Total current assets	221,612	223,468
Long-term contract asset, net	144,529	132,566
Property and equipment, net	4,859	5,134
Goodwill	41,076	41,076
Intangible assets, net	3,882	4,217
Deferred tax assets	26,385	25,967
Other assets	793	61
Total assets	$443,136	$432,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$26,643	$32,397
Commissions payable, net	102,817	106,608
Deferred revenue	227	409
Income taxes payable	18,038	15,586
Due to member	9,543	7,978
Other current liabilities	405	13
Total current liabilities	157,673	162,991
Long-term commissions payable, net	94,894	84,716
Revolving line of credit	65,000	15,000
Due to member	26,210	25,693
Other liabilities	135	621
Total liabilities	343,912	289,021
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 14,800,824 and 14,425,824 shares issued as of March 31, 2019 and December 31, 2018, respectively; 11,512,687 and 12,387,349 shares outstanding as of March 31, 2019 and December 31, 2018, respectively)	15	14
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 2,416,667 and 2,541,667 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	2	3
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	—
Additional paid-in capital	93,340	94,194
Treasury stock, at cost (3,288,137 and 2,038,475 shares as of March 31, 2019 and December 31, 2018, respectively)	(108,758)	(67,185)
Retained earnings	82,135	80,804
Total Health Insurance Innovations, Inc. stockholders’ equity	66,734	107,830
Noncontrolling interests	32,490	35,638
Total stockholders’ equity	99,224	143,468
Total liabilities and stockholders' equity	$443,136	$432,489

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Income (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$87,326	$75,931
Operating expenses:
Third-party commissions	60,671	45,505
Credit card and ACH fees	1,523	1,377
Selling, general and administrative	18,659	16,213
Depreciation and amortization	1,132	1,165
Total operating expenses	81,985	64,260
Income from operations	5,341	11,671

Other expense (income):
Interest expense (income)	345	(26)
Other expense	17	28
Net income before income taxes	4,979	11,669
Provision for income taxes	2,797	5,017
Net income	2,182	6,652
Net income attributable to noncontrolling interests	851	2,044
Net income attributable to Health Insurance Innovations, Inc.	$1,331	$4,608

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.12	$0.40
Diluted	$0.11	$0.36
Weighted average Class A common shares outstanding
Basic	11,388,490	11,589,777
Diluted	12,472,731	12,658,277

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of January 1, 2018	12,350,981	$13,000	3,841,667	$4,000	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	48,505	23,866	72,371
Net income	—	—	—	—	—	—	—	4,608	2,044	6,652
Issuance of Class A common stock under equity compensation plans	184,002	—	—	—	3	—	—	—	—	3
Class A common stock withheld in Treasury from restricted share vesting	(1,109)	—	—	—	—	1,109	(36)	—	—	(36)
Stock-based compensation	—	—	—	—	2,821	—	—	—	—	2,821
Distributions	—	—	—	—	—	—	—	—	(224)	(224)
Balance as of March 31, 2018 (unaudited)	12,533,874	$13,000	3,841,667	$4,000	$74,594	381,886	$(6,923)	$72,418	$48,482	$188,588

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of December 31, 2018	12,387,349	$14	2,541,667	$3	$94,194	2,038,475	$(67,185)	$80,804	$35,638	$143,468
Net income	—	—	—	—	—	—	—	1,331	851	2,182
Issuance of Class A common stock in private offering	125,000	1	—	—	1,848	—	—	—	—	1,849
Exchange of Series B Membership Interests and exchange and cancellation of Class B common stock	—	—	(125,000)	(1)	—	—	—	—	(1,757)	(1,758)
Repurchases of Class A common stock	(1,351,241)	—	—	—	—	1,351,241	(45,272)	—	—	(45,272)
Issuance of Class A common stock under equity compensation plans	250,000	—	—	—	—	—	—	—	—	—
Class A common stock withheld in Treasury for tax withholding for share-based compensation	(33,700)	—	—	—	—	33,700	(918)	—	—	(918)
Forfeiture of restricted stock held in Treasury	(21,939)	—	—	—	587	21,939	(587)	—	—	—
Issuances of restricted shares from Treasury	157,000	—	—	—	(5,197)	(157,000)	5,197	—	—	—
Issuances of Class A common stock from Treasury	218	—	—	—	(7)	(218)	7	—	—	—
Stock-based compensation	—	—	—	—	1,915	—	—	—	—	1,915
Distributions	—	—	—	—	—	—	—	—	(2,242)	(2,242)
Balance as of March 31, 2019 (unaudited)	11,512,687	$15	2,416,667	$2	$93,340	3,288,137	$(108,758)	$82,135	$32,490	$99,224

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$2,182	$6,652
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,816	2,633
Depreciation and amortization	1,132	1,165
Deferred income taxes	191	262
Changes in operating assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other assets	(351)	261
(Increase) decrease in advanced commissions	(196)	8,383
Increase in income taxes receivable	—	(633)
Increase in contract asset, net	(13,327)	(8,181)
Increase in income taxes payable	2,452	2,434
Decrease in accounts payable, accrued expenses and other liabilities	(5,848)	(6,575)
Increase (decrease) in commissions payable	6,387	(2,945)
Decrease in deferred revenue	(182)	(394)
Net cash (used in) provided by operating activities	(5,744)	3,062
Investing activities:
Capitalized internal-use software	(315)	(570)
Purchases of property and equipment	(109)	(113)
Net cash used in investing activities	(424)	(683)
Financing activities:
Proceeds from borrowing under revolving line of credit	50,000	—
Payments related to tax withholding for share-based compensation	(918)	(36)
Issuances of Class A common stock under equity compensation plans	—	3
Purchases of Class A common stock pursuant to share repurchase plan	(45,272)	—
Distributions to member	(677)	(862)
Net cash provided by (used in) financing activities	3,133	(895)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(3,035)	1,484
Cash and cash equivalents, and restricted cash at beginning of period	25,999	55,827
Cash and cash equivalents, and restricted cash at end of period	$22,964	$57,311

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
Supplemental Cash Flow Information (unaudited)
($ in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$159	$2,969
Interest	212	1
Non-cash investing activities:
Capitalized stock-based compensation	$99	$188
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$517	$—
Change in deferred tax asset related to Exchange Agreement	(609)	—
Issuance of Class A common stock in a private offering related to Exchange Agreement	1,849	—
Exchange of Class B membership interests related to Exchange Agreement	(1,758)	—
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	1,565	—

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our,” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., a subsidiary which was acquired by HPIH (and is wholly owned by HPIH) on July 14, 2014. The term “ASIA” refers to American Service Insurance Agency LLC, a subsidiary which was acquired by HPIH (and is wholly owned by HPIH) on August 8, 2014. HP and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

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

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

Lease Accounting

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in other assets, other current liabilities, and other liabilities on the condensed consolidated balance sheet as of March 31, 2019. The Company currently does not have any finance leases.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Right-of-use assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company applied the transition method retrospectively at the beginning of the period of adoption however there was no cumulative-effect adjustment to retained earnings.

Practical expedients

The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s operating leases. Additionally, the Company applied the package of practical expedients to forgo reassessing certain conclusions reached under legacy GAAP. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of-use assets and lease liabilities are not recognized for short-term leases.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), further updated by ASU No. 2018-10, No. 2018-20 and No. 2019-01, which modifies lease accounting for lessees to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases - financing and operating - other than short term. We adopted this guidance on January 1, 2019. See the preceding section within this Note 1 titled "Lease Accounting" and Note 2 for additional details regarding the adoption of this standard.

Accounting pronouncements not yet adopted

The Company has reviewed all other issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2. Leases

The Company has operating leases for real estate and certain equipment. The Company has lease assets of approximately $639,000, reported within other assets on the condensed consolidated balance sheet. Current lease liabilities of approximately $405,000 are reported within other current liabilities and non-current lease liabilities of approximately $133,000 are reported in other liabilities on the condensed consolidated balance sheet as of March 31, 2019. Operating lease expense was $174,000 for the three months ended March 31, 2019. Short-term lease expense for the three months ended March 31, 2019, was not material. The difference between the undiscounted cash flows and the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 is approximately $93,000.

Supplemental cash flow information, as of March 31, 2019, related to operating leases was as follows ($ in thousands):

Cash paid within operating cash flows	$210

The weighted-average remaining lease term and discount rates are as follows:

Weighted-average remaining lease term	1.8 years
Weighted-average discount rate	6.25%

As of December 31, 2018, the future minimum lease payments under noncancellable operating leases under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows ($ in thousands):

2019	$615
2020	—
2021	—
2022	—
2023	—
Total minimum lease payments	$615

As of March 31, 2019, the Company does not have any significant additional operating leases that have not yet commenced.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2019	December 31, 2018
Carriers and vendors payable	$17,251	$17,352
Accrued professional fees	1,788	1,676
Accrued compensation and benefits	3,979	5,045
Accrued credit card/ACH fees	540	550
Accounts payable	105	688
Accrued interest	138	28
Other accrued expenses	2,842	7,058
Total accounts payable and accrued expenses	$26,643	$32,397

Accrued compensation and benefits decreased due to payment of accrued executive bonuses and continued severance payments for former HPIH and HP executives, offset by additional amounts accrued for 2019 bonus payments. Other accrued expenses decreased primarily due to the payment of $3.4 million related to the multistate Regulatory Settlement Agreement as discussed in Note 14 of our 2018 Annual Report on Form 10-K.

4. Debt

On February 28, 2019, the Company, through HPIH (“Borrower”), entered into an amendment (the “First Amendment”) to the Company’s and Borrower’s existing Credit Agreement, dated July 17, 2017, by and among Borrower, the Company, and certain of its affiliates, as guarantors, and SunTrust Bank (the “Existing Credit Agreement”). The First Amendment amended the Existing Credit Agreement to, among other things:

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

•	Extend the maturity date of the Credit Facility from July 17, 2020 to February 28, 2022 (the “Termination Date”).

Borrowings under the Credit Agreement can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, the one-month LIBOR index rate plus 1.00%, and zero) plus a spread ranging from 0.75% to 1.25% or (ii) at Adjusted LIBOR (as defined in the First Amendment) plus a spread ranging from 1.75% to 2.25%. The applicable spread is dependent upon HPIH’s Consolidated Total Leverage Ratio (as defined in the First Amendment). Interest accrued on each Base Rate Loan (as defined in the First Amendment) is payable in arrears on the last day of each calendar quarter and on the Termination Date. Interest accrued on each Eurodollar Loan (as defined in the First Amendment) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Termination Date.

As of March 31, 2019, we had a $65.0 million outstanding balance from draws on the Credit Facility and there was $10.0 million available to be drawn upon. As of December 31, 2018, we had a $15.0 million outstanding balance from draws on the Credit Facility.

As of March 31, 2019, and December 31, 2018, there was $138,000 and $28,000, respectively, of accrued interest included in accounts payable and accrued expenses on the consolidated balance sheets. The Company is in compliance with all debt covenants.

5. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K at December 31, 2018.

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

During the three months ended March 31, 2019 and 2018, there were 33,700 and 1,109 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of exercises or vested restricted stock awards. During the three months ended March 31, 2019, there were 157,137 shares reissued out of Treasury for issuances of stock related to a combination of exercises and grants under our Long Term Incentive Plan. During the three months ended March 31, 2018, there were no shares reissued out of Treasury.

During the three months ended March 31, 2019, there were 21,939 shares transferred to Treasury as a result of forfeitures of stock awards. During the three months ended March 31, 2018, there were no shares transferred to Treasury as a result of forfeitures of stock awards.

For the three months ended March 31, 2019 and 2018, there were cash outflows of $918,000 and $36,000, respectively, to cover the tax obligations for the settlement of share vesting and exercises under the Company's Long Term Incentive Plan.

Share Repurchase Program

During the three months ended March 31, 2019 we repurchased 1,351,241 of our registered Class A common stock under the current share repurchase program at an average price per share of $33.47. During the year ended December 31, 2018, we repurchased 1,550,136 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $36.02. There were no repurchases made during the three months ended March 31, 2018.

Exchange Agreement

Under the Exchange Agreement, dated February 13, 2013, between the Company and HPI and HPIS (the “Exchange Agreement”), on March 22, 2019, HPI exchanged 123,750 shares of Class B common stock of HIIQ and 123,750 membership interests of HPIH for 123,750 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 1,250 shares of Class B common stock of HIIQ and 1,250 membership interests of HPIH for 1,250 shares of Class A common stock of HIIQ. See Note 8 of our Annual Report on Form 10-K for further information on the Exchange Agreement.

6. Revenue

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the three months ended March 31, 2019 ($ in thousands):

	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$32,043	$884	$32,927
HBIP	28,329	1,797	30,126
Supplemental	21,119	1,112	22,231
Other	—	—	—
Services revenue	—	1,168	1,168
Brokerage revenue	551	—	551
Other revenues	323	—	323
Total revenue	$82,365	$4,961	$87,326

Timing of Revenue Recognition
Transferred at a point in time	$82,365	$—	$82,365
Transferred over time	—	4,961	4,961
Total revenue	$82,365	$4,961	$87,326

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the three months ended March 31, 2018 ($ in thousands):

	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$12,978	$716	$13,694
HBIP	36,761	1,986	38,747
Supplemental	21,380	1,102	22,482
Other	—	19	19
Services revenue	—	1	1
Brokerage revenue	900	—	900
Other revenues	88	—	88
Total revenue	$72,107	$3,824	$75,931

Timing of Revenue Recognition
Transferred at a point in time	$72,107	$—	$72,107
Transferred over time	—	3,824	3,824
Total revenue	$72,107	$3,824	$75,931

(1)
For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.

We have not recognized any material amounts for amortization, changes in estimates, or impairment loss. Changes in estimates and impairment are reviewed each reporting period against actual persistency for a particular block of products sold.

Remaining Performance Obligations

As of March 31, 2019, approximately $16.0 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for IFP and supplemental contracts.

7. Stock-based Compensation

No stock appreciation rights ("SARs") or stock options were granted during the three months ended March 31, 2019 and 2018.

The following table summarizes restricted shares granted (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted shares	260	—

The following table summarizes stock-based compensation expense ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted shares	$1,766	$2,269
SARs	149	552
Less amounts capitalized for internal-use software	(99)	(188)
Total	$1,816	$2,633

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of March 31, 2019 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$12,973	2.2
SARs	806	1.6
Total	$13,779

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three months ended March 31, 2019, there were 625 SARs exercised resulting in an increase of 139 issued shares of Class A common stock. During the three months ended March 31, 2018 there were 2,400 SARs exercised resulting in an increase of 2,000 shares of issued Class A common stock. During the three months ended March 31, 2019 there were 7,500 SARs forfeited. During the three months ended March 31, 2018, there were no outstanding SARs forfeited.

During the three months ended March 31, 2019, there were no options exercised. During the three months ended March 31, 2018 there were 2,600 options exercised. During the three months ended March 31, 2019 and 2018 there were no options forfeited.

During the three months ended March 31, 2019 and 2018, there were 147,000 and 179,400 restricted stock awards issued for performance shares, respectively. These awards were previously granted in which the performance metrics were contractually satisfied during the period. During the three months ended March 31, 2019, there were no performance shares forfeited. During the three months ended March 31, 2018, there were 2,600 performance shares forfeited.

We recognized income tax benefits from stock-based activity of $74,000 for the three months ended March 31, 2019. We recognized no income tax benefits from stock-based activity for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, we capitalized $99,000 and $188,000, respectively, of stock-based compensation expense related to the development of internal-use software. See Notes 1 and 4 of our Annual Report on Form 10-K for the period ended December 31, 2018 for further information on our internal-use software.

8. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three months ended March 31, 2019 and 2018 were as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Basic net income attributable to Health Insurance Innovations, Inc.	$1,331	$4,608
Weighted average shares—basic	11,388,490	11,589,777
Effect of dilutive securities:
Restricted shares	557,142	538,465
SARs	524,762	521,782
Stock options	2,337	8,253
Weighted average shares—diluted	12,472,731	12,658,277
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.12	$0.40
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.11	$0.36

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted Shares	38	—
SARs	7	251

Additionally, potential common stock totaling 2,416,667 shares at March 31, 2019 and 3,841,667 shares at March 31, 2018 issuable under the exchange agreement were not included in diluted shares because such inclusion would be anti-dilutive. See Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on the exchange agreement.

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

The effective tax rate for the three months ended March 31, 2019 was 56.2%. The effective tax rate for the three months ended March 31, 2018 was 43.0%. For the three months ended March 31, 2019 the provision for income taxes was $2.8 million. For the three months ended March 31, 2018, the provision for income taxes was $5.0 million. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. On a standalone basis, the effective tax rate for the three months ended March 31, 2019 for HIIQ was 42.9%, while the effective tax rate for each of the three months ended March 31, 2019 for HP was 0.0%. On a standalone basis, the effective tax rate for the three months ended March 31, 2018 for HIIQ was 39.8%, while the effective tax rate for the three months ended March 31, 2018 for HP was 0.0%.

The adoption of ASC 606 created an opening balance sheet tax liability adjustment, the impact of which is spread over four years starting with 2018. The impact of this opening balance sheet tax liability adjustment in Q1 2019 increased our Tax Provision by an additional $1.4 million resulting in a total tax expense of $2.8 million thus increasing our effective tax rate from 28.1% to 56.2%. This adjustment will continue to inflate our effective tax rate for the remainder of 2019 and will continue to increase our effective tax rates going into 2020 and 2021.

For the three months ended March 31, 2019 and 2018, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of March 31, 2019 and 2018, respectively. The Company’s 2015 through 2018 tax years remain subject to examination by tax authorities.

10. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a former executive officer of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the three months ended March 31, 2019, HPIH paid cash distributions of $677,000 for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Additional estimated federal income taxes of $1.6 million were accrued for as of March 31, 2019 and $6.7 million was accrued as of December 31, 2018 and are included in due to member account on the condensed consolidated balance sheet. For the three months ended March 31, 2018, $862,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members.

Tax Receivable Agreement

As of March 31, 2019, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,250,000 shares of Class A common stock subsequent to the IPO. As of March 31, 2019, as a result of these exchanges, we have recorded a liability of $34.2 million pursuant to the Tax Receivable Agreement ("TRA"), of which $8.0 million is included in current liabilities and $26.2 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of March 31, 2019, we have made $2.4 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company’s practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG, and to date three such depositions have occurred. The MAG asked the Company to certify the completeness of the discovery responses provided to the MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The Company disagrees with the MAG on this issue and is responding accordingly.

The Company otherwise continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. While the MAG has indicated it is amenable to exploring all available options, it is still too early to assess whether the MAG’s investigation will result in a material impact on the Company. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has neither requested nor received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG’s investigation of the Company. It is possible there may be no financial loss, a nominal or minimal loss, or some other mutually satisfactory resolution.

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance alleging that the Company made misleading statements relating to health insurance policies. The Company has responded with a general denial and raised multiple affirmative defenses and is actively engaged with the Department to resolve the matter. A hearing date has not been set as discussions to resolve the matter are ongoing.

Washington Regulatory Action

On November 8, 2018, the Company received notice of an investigation by the Washington State Office of the Insurance Commissioner alleging that the Company may have sold unauthorized products to Washington residents and/or allowed unaffiliated producers to solicit the sale of insurance products. The investigation also alleges that independent sales agents may have misrepresented the products sold.

We are proactively communicating and cooperating with all regulatory agencies involved in the above-described examinations and actions. However, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to further modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations, or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims by individuals that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In a case styled as Charles M. Butler, III and Chole Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) (“Butler case”), in which allegations of misrepresentation and claims handling were made against an independent third-party insurance agency and an insurance carrier, the plaintiff also named the Company as a party. The Company was served on May 11, 2017 and is vigorously asserting defenses against the claims. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In a case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter complaint”), in which allegations were made against an insurance carrier relating to the handling of claims where the plaintiff also named the Company as a party. The Carter complaint was received on March 20, 2018 and an Amended Complaint was subsequently filed on July 6, 2018. The Company has moved to dismiss the Amended Complaint, and the Company's motion was granted in part and denied in part. While it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

In a case styled as David Diaz, et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company’s wholly-owned subsidiary, American Service Insurance Agency (“ASIA”) and that agent is also named as a co-defendant. The Company has moved to dismiss the complaint and the Court granted the Company's motion.

In a case styled as Stephen Grant, et al. v. Everest Reinsurance, et al., Case No. 19-cv-00232, U.S. District Court for the Western District of Texas, the plaintiffs allege misrepresentation, on the part of an independent third-party insurance agency, relating to the sale of an insurance policy. The policy allegedly did not cover later-incurred medical bills when at the time the carrier rescinded their policy. The Company’s response to the complaint is still being evaluated, and while it is possible that a loss may arise from this case, the amount of such loss is not known or estimable at this time.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”) which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims, which is now fully briefed. On March 29, 2019, the court sua sponte ordered mandatory mediation on April 24, 2019, which did not result in a settlement and is scheduled to continue on May 22, 2019. In connection with the mandatory mediation order, the court administratively closed the case and terminated pending motions pending the outcome of the mediation, with the case to be reopened and any pending motions reactivated if the parties do not resolve the dispute at mediation. If the case is reopened, the Company intends to vigorously defend against these claims.

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

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases filed by what has been determined to be serial-professional plaintiffs such as those cases filed by Craig Cunningham and Kenneth Moser. In the Cunningham case, the Company has been successful at having the case dismissed twice. Mr. Cunningham refiled his case a third time and the Company has responded with another motion to dismiss. Moser, like Cunningham, has been a plaintiff in hundreds of similar cases against a variety of types of companies nationwide. As of December 31, 2018, the Moser case filed in the U.S. District Court for the Southern District of California is pending a decision from the Court relating to class certification.

The Company has received other complaints for alleged TCPA violations from other claimants, the majority of which are not lawsuits. The Company believes many of these individuals to be professional plaintiffs and not common consumers. The Company maintains an internal legal department that, among other things, reviews these claims as they arise, coordinates the Company’s response to such, and supports outside counsel when litigation defense is required. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more could have a material effect. The Company commonly uses outside legal counsel to defend against such claims and requires that the independent third-party distributors who are related to any such claims provide indemnification and reimbursement to the Company for the costs associated with these Claims.

Health Benefits One, LLC (Simple Health)

On November 1, 2018, the Company received notice that a lawsuit styled as Federal Trade Commission v. Simple Health Plans, et al. was filed against an independent third-party distributor and its principal, along with their related companies. The Company is not a party to this case. A temporary restraining order ("TRO") was granted by the United States District Court, Southern District of Florida, against Simple Health Plans, LLC and certain of its affiliates, appointing a Receiver and imposing other restrictions against the defendants in this case. On November 1, 2018, the Company terminated its relationship with all of the defendants, has been in communication and working cooperatively with the appointed Receiver and the FTC. The Company is not a party to this lawsuit and there is no indication from the FTC that it seeks to add the Company to the lawsuit.

The FTC and the defendants (the Company is not a defendant or party in the case) had a hearing in Federal Court on the FTC’s request to convert the Court’s TRO to a Preliminary Injunction. The Court indicated that it would rule on the FTC’s motion seeking the preliminary injunction before May 17, 2019. To assist affected consumers, the Company notified the FTC that it would staff a consumer-services line to assist consumers with administrative, billing and related non-claims questions (as the Company does not adjudicate claims). The Company has also been in cooperative communication with the FTC regarding the form of an educational notice letter or other communication that it will send to affected consumers. The communication would provide options for consumers who are affected by Simple Health’s alleged conduct. The Company has also maintained communications with the Court appointed Receiver. The Company transfers funds that would otherwise be due to Simple Health to the Receiver, pursuant to the Court’s Order. The Receiver and the FTC are aware that the Company continues to bill consumers for the health insurance and ancillary products. Neither the Company nor the FTC have sought to terminate insurance coverages on any consumers who indicate that they may need or want their present insurance to continue. The Company last communicated with the FTC on May 3, 2019 to further coordinate relating to consumer communications so that the Simple Health insured-consumers may decide whether to continue their coverage. The Company is working with the FTC on a multi-phase communication plan with the FTC to advise consumers accordingly, and such will be subject to Court approval. This approach will also be subject to the expected, upcoming Court decision on whether to convert the TRO to a preliminary injunction.

Separate from the FTC case that is against Simple Health, a lawsuit styled as Patricia Parker, et al. v. Health Insurance Innovations, Inc., et al. was filed in Florida state court on April 19, 2019. The lawsuit, styled as a class action, but not yet certified, alleges the Company conspired with Simple Health, and brings causes of action under the Florida Racketeer Influenced and Corrupt Organizations Act, conspiracy, fraud, and other claims. The Company has not yet been served in the lawsuit, and denies the allegations.

Other matters

We enter into agreements in the ordinary course of business that may require us to indemnify other parties for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal written demands and informal requests for indemnification from a number of carriers related to the MCE, states' investigations into carriers relating to agent licensing, and the TCPA claims identified above. Such demands and requests have been received from several carriers relating to lawsuits set forth above, although no legal proceedings are currently pending relating to these matters. Management cannot reasonably estimate any potential losses, but these demands could result in a material liability for us.

11. Related Party Transactions

There have been no material changes to the Related Party Transactions disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2018, except for those noted in Note 5 and Note 10 above related to required payments under the TRA, exchanges under the Exchange Agreement, and the HPIH and HPI Operating Agreement.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, future and continued regulatory matters and compliance, and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements, and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and those factors discussed in “Part II – Item 1A. Risk Factors” below.

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

Revenues. Our revenues primarily consist of commissions and fees earned for health insurance policies and supplemental products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services, member management, or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

We continue to receive a commission payment for each month a member renews their policy, or until the plan expires or is terminated.

The following table presents a reconciliation of premium equivalents to revenues ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Premium equivalents	$147,674	$115,582
Less risk premium	58,428	37,971
Less amounts earned by third party obligors	1,920	1,680
Revenues	$87,326	$75,931

Submitted Applications. Our submitted applications are an important input of our expected revenues. A member may be enrolled in more than one policy or discount benefit plan simultaneously. We have included submitted applications in this report because in conjunction with expected duration units (see below), it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of submitted applications can provide a useful measure for period-to-period comparisons of our business. Submitted applications is a non-GAAP financial measure not recognized under GAAP and should not be used as, and is not an alternative to, comparable GAAP results. Other companies may calculate this measure differently than we do. Submitted applications has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents submitted IFP applications by distribution source:

	Submitted IFP Applications during the Three Months Ended March 31,
	2019	2018	Change (%)
Third-party distribution	63,000	59,700	5.5%
Owned distribution	12,700	19,100	(33.5)%
Total (excluding fulfillment only)	75,700	78,800	(3.9)%
Fulfillment only(1)	1,100	13,200	(91.6)%
Total	76,800	92,000	(16.5)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment only arrangements in December, 2018.

The following table presents submitted IFP applications by eCommerce source:

	Submitted IFP Applications during the Three Months Ended March 31,
	2019	2018	Change (%)
Owned eCommerce	9,600	16,400	(41.5)%
Third-party eCommerce	4,600	2,400	91.6%
Total eCommerce	14,200	18,800	(24.5)%
All other	61,500	60,000	2.5%
Total (excluding fulfillment only)	75,700	78,800	(3.9)%
Fulfillment only(1)	1,100	13,200	(91.6)%
Total	76,800	92,000	(16.5)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment only arrangements in December, 2018.

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

The following table presents expected duration units for IFP by distribution source:

	IFP Expected Duration Units during the Three Months Ended March 31,
	2019	2018	Change (%)
Third-party distribution	589,800	494,300	19.3%
Owned distribution	90,200	73,600	22.6%
Total (excluding fulfillment only)	680,000	567,900	19.7%
Fulfillment only(1)	12,100	132,000	(90.8)%
Total	692,100	699,900	(1.1)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment only arrangements in December, 2018.

The following table presents expected duration units for IFP by eCommerce source:

	IFP Expected Duration Units during the Three Months Ended March 31,
	2019	2018	Change (%)
Owned eCommerce	63,900	52,300	22.2%
Third-party eCommerce	43,700	23,400	86.8%
Total eCommerce	107,600	75,700	42.1%
All other	572,400	492,200	16.3%
Total (excluding fulfillment only)	680,000	567,900	19.7%
Fulfillment only(1)	12,100	132,000	(90.8)%
Total	692,100	699,900	(1.1)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment only arrangements in December, 2018.

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

The following table presents the LVSA, by product type ($, except # of submitted applications):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenue per Submitted Application	# of Submitted Applications	Revenue per Submitted Application	# of Submitted Applications
Short Term Medical <12 months	$367	10,700	$393	35,000
Short Term Medical ≥12 months	993	29,700	518	300
Total STM	827	40,400	394	35,300
Health Benefit Insurance Plans	889	35,300	878	43,500
Supplemental	335	67,700	351	64,700
Total (excluding fulfillment only)	$610	143,400	$521	143,500

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

The following table presents the number of policies in force by product type:

	As of March 31,
	2019	2018	Change
IFP	194,100	192,300	0.9%
Supplemental products	178,800	190,900	(6.3)%
Total	372,900	383,200	(2.7)%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$2,182	$6,652
Interest expense (income)	345	(26)
Depreciation and amortization	1,132	1,165
Provision for income taxes	2,797	5,017
EBITDA	6,456	12,808
Stock-based compensation and related costs(1)	1,861	2,665
Transaction costs	273	56
Indemnity and other related legal costs	672	287
Severance, restructuring and other charges	3	—
Adjusted EBITDA	$9,265	$15,816

(1)
During the second quarter of 2018, the Company began including payments related to employer taxes for vesting and exercises of stock-based compensation within the stock-based compensation and related costs adjustment line item. For period-over-period comparability, the Company has included these amounts in the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the impact on adjusted EBITDA was immaterial and resulted in no change to adjusted net income per share for either period.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$2,182	$6,652
Interest expense (income)	345	(26)
Amortization	335	464
Provision for income taxes	2,797	5,017
Stock-based compensation and related costs	1,861	2,665
Transaction costs	273	56
Indemnity and other related legal costs	672	287
Severance, restructuring and other charges	3	—
Adjusted pre-tax income	8,468	15,115
Pro forma income taxes	(2,032)	(3,628)
Adjusted net income	$6,436	$11,487
Total weighted average diluted share count	15,000	16,500
Adjusted net income per share	$0.43	$0.70

Adjusted SG&A. We define this metric as total GAAP selling, general, and administrative ("SG&A") expenses adjusted for stock-based compensation and related costs, transaction costs, indemnity and other related legal costs, severance, restructuring and other costs. We have included Adjusted SG&A in this report because it is a key measure used by our management to understand and evaluate our core operating performance and trends. Other companies may calculate this measure differently than we do. Adjusted SG&A has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for SG&A as reported under GAAP.

The following table presents a reconciliation of SG&A to Adjusted SG&A ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Total SG&A	$18,659	$16,213
Less Stock-based compensation and related costs	1,861	2,665
Less Transaction costs	273	56
Less Indemnity and other related legal costs	672	287
Less Severance, restructuring and other charges	3	—
Adjusted SG&A	$15,850	$13,205

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues

Revenues for the three months ended March 31, 2019 were $87.3 million, an increase of $11.4 million, or 15.0%, compared to the same period in 2018. The increase was primarily due to a sales mix shift to longer duration products with greater LVSA. See the related tables in the Key Business Metrics section of this MD&A.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

Third-party commissions for the three months ended March 31, 2019 were $60.7 million, an increase of $15.2 million, or 33.3%, compared to the three months ended March 31, 2018. Third-party commissions represented 69.5% of revenues for the three months ended March 31, 2019, as compared to 59.9% of revenues for the three months ended March 31, 2018. The increases in third-party commissions were primarily due to product mix shift to products sold with longer policy durations and an increase channel mix utilizing a higher proportion of independent third-party distributors.

Selling, General and Administrative Expense

Our SG&A expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. SG&A expenses also include advertising and marketing expenses, and travel costs. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services, and the maintenance of our technology platform.

SG&A expense for the three months ended March 31, 2019 was $18.7 million. This represents an increase of $2.4 million, or 15.1%, compared to the three months ended March 31, 2018. The increase in SG&A was primarily attributable to increased advertising and marketing spend for AgileHealthInsurance.com.

SG&A expense represented 21.4% of revenues for the three months ended March 31, 2019 and 2018.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded a provision for income taxes for $2.8 million and $5.0 million, reflecting effective tax rates of 56.2% and 43.0%, respectively. See Note 9 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2019, we had an 82.7% economic interest in HPIH, whereas HPI and HPIS had the remaining 17.3% economic interest in HPIH. HPI and HPIS’ interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements. During the three months ended March 31, 2019, Mr. Kosloske exchanged a total of 125,000 shares of Class B common stock and an equal number of Series B membership interests. This transaction contributed to the 4.9% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2018. See Note 8 of the Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the Exchange Agreement.

Net income attributable to HIIQ for the three months ended March 31, 2019, and 2018 included HIIQ’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of March 31, 2019, we had $6.5 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

As of March 31, 2019, we had a $65.0 million outstanding balance from draws on the Credit Facility and $10.0 million was available to be drawn upon. As of December 31, 2018, we had $15.0 million outstanding from draws on the revolving line of credit. The Company was in compliance with all covenants for all periods. See Note 4 to the condensed consolidated financial statements for additional details on our Credit Facility.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by:
Operating activities	$(5,744)	$3,062
Investing activities	(424)	(683)
Financing activities	3,133	(895)

Cash Flows from Operating Activities

Cash flows from operating activities during the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018. Operating cash flow for the three months ended March 31, 2019 was decreased primarily by the $3.4 million payment for closing of the market conduct examination, and a collective $10.5 million increase in commissions and advanced commission payments. This use of operating cash was offset by an approximate $6.6 million increase in cash received from higher cash collected from revenues.

Cash Flows from Investing Activities

Our primary investing activities for the three months ended March 31, 2019 were attributable to capitalized internal-use software costs of $315,000 and purchases of property and equipment for $109,000. Our primary investing activities for the three months ended March 31, 2018 were attributable to capitalized internal-use software and website development costs of $570,000 and purchases of property and equipment of $113,000.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities of $3.1 million was primarily driven by $45.3 million for purchases of Class A common stock pursuant to our share repurchase plan, distributions to member for $677,000, and $918,000 for payments associated with the net settlement of employee tax liabilities related to share exercises and restricted share vesting. Cash outflows were offset by a draw of $50.0 million on the Company's revolving line of credit.

During the three months ended March 31, 2018, cash used in financing activities of $895,000 was primarily driven by distributions to member of $862,000.

Off-Balance Sheet Arrangements

Through March 31, 2019, we had not entered into any material off-balance sheet arrangements.

Contractual Obligations

	Payments Due in Fiscal Year
Contractual Obligations	Total	2019	2020	2021	Thereafter
Line of credit	$73,035	$2,079	$2,759	$2,759	$65,438
Operating leases	671	508	49	50	64
Total	$73,706	$2,587	$2,808	$2,809	$65,502

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements require management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described in Note 1 to the accompanying condensed consolidated financial statements, the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and Part I, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Critical Accounting Policies and Estimates.”

There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

Lease Accounting

The Company has applied a portfolio approach to apply the guidance in ASC 842, as we reasonably expect that the results of applying ASC 842 to the portfolio would not materially differ from applying it to individual leases. Management judgment is required in determining the size and composition of the portfolio to ensure that the results are not materially different than lease-by-lease application.

Using the portfolio approach the Company applied a single incremental borrowing rate to the portfolio of leases, as we determined that a reasonable portfolio could be accumulated because the leases share common key characteristics, such as lease terms and underlying assets.

Recent Accounting Pronouncements

Note 1 to the condensed consolidated financial statements contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Carrier Concentration

For the three months ended March 31, 2019, three carriers accounted for 78% of our total collections. For the year ended December 31, 2018, three carriers accounted for 54% of our total collections. For the three months ended March 31, 2019, Federal Insurance Company ("CHUBB") accounted for 40%, Lifeshield National accounted for 27%, and American Financial Security Life Insurance accounted for 11% of total collections. The Company anticipates that total collections in 2019 will continue to be concentrated among a small number of carriers, although as a part of the Company’s strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risks," in our 2018 Annual Report on Form 10-K. As of March 31, 2019, there has been no material change in this information.

ITEM 4—CONTROLS AND PROCEDURES

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in the design and operation of our internal controls related to our revenue accounting, which were limited to matters relating to the implementation of ASC 606. To remediate the material weakness, the Company is executing a plan to implement enhanced training on policies, procedures, controls, and technical accounting guidance for contract reviews for revenue accounting and technical staff, and the Company hired additional staff and has implemented a recurring review process for all adjustments to contract assets and liabilities. The Company expects that the above referenced actions will appropriately remediate the material weaknesses by the end of the second fiscal quarter of 2019.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, and solely due to the unremediated material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP, notwithstanding the unremediated weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 10 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A—RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a $50.0 million share repurchase program of the Company’s outstanding Class A Common Stock, which was increased to $200.0 million by the Board of Directors on March 14, 2019. The share repurchase authorization permits the Company to periodically repurchase shares for cash through October 2019 in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and cash from borrowings under our Credit Facility.

During the three months ended March 31, 2019, there were 1,351,241 shares repurchased under the repurchase program at an average price of $33.47.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting of restricted stock awards. During the three months ended March 31, 2019, there were 33,621 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended March 31, 2019:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan(2)
January 1, 2019 through January 31, 2019	186,241	(1)	$31.60	154,156	$34,193,225
February 1, 2019 through February 28, 2019	—	(1)	$—	—	$34,193,225
March 1, 2019 through March 31, 2019	1,198,700	(1)	$33.95	1,197,085	$93,921,499
Total	1,384,941			1,351,241

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting or exercise of stock-based compensation awards.

(2)
Maximum dollar value of shares that may yet be repurchased under the repurchase program reflects the remaining authorized repurchase amount of $39.2 million at January 1, 2019 then adjusted by repurchase activity and the Board authorized increase on March 14, 2019.

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

10.2#
Restricted Stock Award Agreement, dated January 2, 2019, between Health Insurance Innovations, Inc. and Gavin D. Southwell. Incorporated by reference to Exhibit 10.2 to the Form 8-k filed January 2, 2019.

10.3*
First Amendment to Credit Agreement and Security and Pledge Agreement and Guarantor Joinder Agreement, dated February 28, 2019 among Health Plan Intermediaries Holdings, LLC, as borrower, certain affiliates and subsidiaries as guarantors, and Sun Trust Bank, as lender.

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

HEALTH INSURANCE INNOVATIONS, INC.

May 7, 2019	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 7, 2019	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)