Form 10-Q
period 2019-06-30
Health Insurance Innovations, Inc.
filed 2019-08-06
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of August 2, 2019, the registrant had 12,264,880 shares of Class A common stock, $0.001 par value, outstanding and 1,916,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS
HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Balance Sheets ($ in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,695	$9,321
Restricted cash	18,843	16,678
Accounts receivable, net, prepaid expenses and other current assets	2,445	2,108
Advanced commissions, net	27,950	29,867
Contract asset, net	161,817	165,494
Total current assets	225,750	223,468
Long-term contract asset, net	138,830	132,566
Property and equipment, net	4,969	5,134
Goodwill	95,738	41,076
Intangible assets, net	15,978	4,217
Deferred tax assets	26,230	25,967
Other assets	659	61
Total assets	$508,154	$432,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$29,383	$32,397
Commissions payable, net	95,325	106,608
Income taxes payable	11,847	15,586
Short-term debt, net	6,862	—
Due to member	8,213	7,978
Contingent consideration	2,449	—
Other current liabilities	511	422
Total current liabilities	154,590	162,991
Long-term commissions payable, net	76,560	84,716
Long-term contingent consideration	10,975	—
Long-term debt, net	141,232	15,000
Due to member	26,210	25,693
Other liabilities	1,238	621
Total liabilities	410,805	289,021
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 15,719,217 and 14,425,824 shares issued as of June 30, 2019 and December 31, 2018, respectively; 11,778,253 and 12,387,349 shares outstanding as of June 30, 2019 and December 31, 2018, respectively)	16	14
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 2,416,667 and 2,541,667 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively)	2	3
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	107,781	94,194
Treasury stock, at cost (3,940,964 and 2,038,475 shares as of June 30, 2019 and December 31, 2018, respectively)	(127,979)	(67,185)
Retained earnings	84,422	80,804
Total Health Insurance Innovations, Inc. stockholders’ equity	64,242	107,830
Noncontrolling interests	33,107	35,638
Total stockholders’ equity	97,349	143,468
Total liabilities and stockholders' equity	$508,154	$432,489

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Income (unaudited) ($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$58,356	$71,782	$145,682	$147,713
Operating expenses:
Third-party commissions	26,910	45,658	87,581	91,163
Credit card and ACH fees	1,582	1,371	3,105	2,748
Selling, general and administrative	21,373	19,724	40,032	35,937
Depreciation and amortization	1,639	1,220	2,771	2,385
Total operating expenses	51,504	67,973	133,489	132,233
Income from operations	6,852	3,809	12,193	15,480

Other expense (income):
Interest expense (income)	1,349	(28)	1,694	(54)
Other expense	(17)	31	—	59
Net income before income taxes	5,520	3,806	10,499	15,475
Provision for income taxes	2,290	1,279	5,087	6,296
Net income	3,230	2,527	5,412	9,179
Net income attributable to noncontrolling interests	943	728	1,794	2,772
Net income attributable to Health Insurance Innovations, Inc.	$2,287	$1,799	$3,618	$6,407

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.22	$0.15	$0.33	$0.54
Diluted	$0.20	$0.14	$0.30	$0.50
Weighted average Class A common shares outstanding
Basic	10,596,833	11,934,760	10,990,474	11,763,221
Diluted	11,487,774	13,175,814	11,978,065	12,917,999

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Stockholders’ Equity (unaudited) ($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of March 31, 2019 (unaudited)	11,512,687	$15	2,416,667	$2	$93,340	3,288,137	$(108,758)	$82,135	$32,490	$99,224
Net income	—	—	—	—	—	—	—	2,287	943	3,230
Issuance of Class A common stock for acquisition consideration	630,000	1	—	—	11,783	—	—	—	—	11,784
Repurchases of Class A common stock	(630,000)	—	—	—	—	630,000	(18,644)	—	—	(18,644)
Issuance of Class A common stock under equity compensation plans	288,393	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(34,845)	—	—	—	—	34,845	(971)	—	—	(971)
Issuances of restricted shares from treasury	—	—	—	—	1	—	(1)	—	—	—
Issuances of Class A common stock from treasury	12,018	—	—	—	(395)	(12,018)	395	—	—	—
Stock-based compensation	—	—	—	—	3,052	—	—	—	—	3,052
Distributions	—	—	—	—	—	—	—	—	(326)	(326)
Balance as of June 30, 2019 (unaudited)	11,778,253	$16	2,416,667	$2	$107,781	3,940,964	$(127,979)	$84,422	$33,107	$97,349

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of March 31, 2018 (unaudited)	12,533,874	$13	3,841,667	$4	$74,594	381,886	$(6,923)	$72,418	$48,482	$188,588
Net income	—	—	—	—	—	—	—	1,799	728	2,527
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,175	—	—	—	—	9,176
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(115,245)	—	—	—	—	115,245	(3,801)	—	—	(3,801)
Issuance of Class A common stock under equity compensation plans	26,289	—	—	—	1	—	—	—	—	1
Class A common stock withheld in treasury from restricted share vesting	(37,203)	—	—	—	—	37,203	(1,274)	—	—	(1,274)
Stock-based compensation	—	—	—	—	3,682	—	—	—	—	3,682
Contributions (Distributions)	—	—	—	—	17	—	—	—	(1,321)	(1,304)
Balance as of June 30, 2018 (unaudited)	13,707,715	$14	2,541,667	$3	$87,469	534,334	$(11,998)	$74,217	$39,842	$189,547

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Stockholders’ Equity (unaudited) ($ in thousands, except share data)

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of December 31, 2018	12,387,349	$14	2,541,667	$3	$94,194	2,038,475	$(67,185)	$80,804	$35,638	$143,468
Net income	—	—	—	—	—	—	—	3,618	1,794	5,412
Issuance of Class A common stock in private offering	125,000	1	—	—	1,848	—	—	—	—	1,849
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(125,000)	(1)	—	—	—	—	(1,757)	(1,758)
Issuance of Class A common stock for acquisition consideration	630,000	1	—	—	11,783	—	—	—	—	11,784
Repurchases of Class A common stock	(1,981,241)	—	—	—	—	1,981,241	(63,916)	—	—	(63,916)
Issuance of Class A common stock under equity compensation plans	538,393	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(68,545)	—	—	—	—	68,545	(1,889)	—	—	(1,889)
Forfeitures of restricted stock held in treasury	(21,939)	—	—	—	587	21,939	(587)	—	—	—
Issuances of restricted shares from treasury	157,000	—	—	—	(5,196)	(157,000)	5,196	—	—	—
Issuances of Class A common stock from treasury	12,236	—	—	—	(402)	(12,236)	402	—	—	—
Stock-based compensation	—	—	—	—	4,967	—	—	—	—	4,967
Distributions	—	—	—	—	—	—	—	—	(2,568)	(2,568)
Balance as of June 30, 2019 (unaudited)	11,778,253	$16	2,416,667	$2	$107,781	3,940,964	$(127,979)	$84,422	$33,107	$97,349

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Stockholders’ Equity (unaudited) ($ in thousands, except share data)

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders’ Equity
Balance as of December 31, 2017	12,350,981	$13	3,841,667	$4	$71,770	380,777	$(6,887)	$19,305	$22,796	$107,001
Adjustments due to the adoption of ASC 606	—	—	—	—	—	—	—	48,505	23,866	72,371
Net income	—	—	—	—	—	—	—	6,407	2,772	9,179
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,175	—	—	—	—	9,176
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(115,245)	—	—	—	—	115,245	(3,801)	—	—	(3,801)
Issuance of Class A common stock under equity compensation plans	210,291	—	—	—	4	—	—	—	—	4
Class A common stock withheld in treasury from restricted share vesting	(38,312)	—	—	—	—	38,312	(1,310)	—	—	(1,310)
Stock-based compensation	—	—	—	—	6,503	—	—	—	—	6,503
Contributions (Distributions)	—	—	—	—	17	—	—	—	(1,545)	(1,528)
Balance as of June 30, 2018 (unaudited)	13,707,715	$14	2,541,667	$3	$87,469	534,334	$(11,998)	$74,217	$39,842	$189,547

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Cash Flows (unaudited) ($ in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$5,412	$9,179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	4,733	6,160
Depreciation and amortization	2,771	2,385
Deferred income taxes	346	632
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(603)	556
Decrease in advanced commissions	1,916	8,004
Increase in income taxes receivable	—	—
Decrease (increase) in contract asset, net	5,213	(7,304)
(Decrease) increase in income taxes payable	(3,739)	452
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(5,569)	(3,971)
Decrease in commissions payable, net	(19,439)	47
Net cash (used in) provided by operating activities	(8,959)	16,140
Investing activities:
Business acquisition, net of cash acquired	(47,319)	—
Capitalized internal-use software	(854)	(880)
Purchases of property and equipment	(285)	(223)
Net cash used in investing activities	(48,458)	(1,103)
Financing activities:
Proceeds from borrowing of debt, net of issuance costs	198,094	—
Repayment on borrowings of debt	(65,000)	—
Payments related to tax withholding for share-based compensation	(1,889)	(1,310)
Issuances of Class A common stock under equity compensation plans	—	4
Purchases of Class A common stock pursuant to share repurchase plan	(63,916)	(3,801)
Distributions to member	(2,333)	(983)
Net cash provided by (used in) financing activities	64,956	(6,090)
Net increase in cash and cash equivalents, and restricted cash	7,539	8,947
Cash and cash equivalents, and restricted cash at beginning of period	25,999	55,827
Cash and cash equivalents, and restricted cash at end of period	$33,538	$64,774

The accompanying notes are an integral part of the condensed consolidated financial statements

Health Insurance Innovations, Inc. Condensed Consolidated Statements of Cash Flows (Continued) Supplemental Cash Flow Information ($ in thousands)

	Six Months Ended June 30,
	June 30, 2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$8,490	$5,321
Interest	1,328	6
Non-cash investing activities:
Business acquisition - equity consideration	$11,783	$—
Business acquisition - contingent consideration	13,424
Business acquisition - cash withheld by HIIQ to fund post-closing adjustments	2,500
Capitalized stock-based compensation	234	343
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$517	$9,989
Change in deferred tax asset related to Exchange Agreement	(609)	(11,118)
Issuance of Class A common stock in a private offering related to Exchange Agreement	1,849	9,175
Exchange of Class B membership interests related to Exchange Agreement	(1,758)	(8,047)
Declared but unpaid distribution to member of Health Plan Intermediaries, LLC	235	1,200

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The terms “HIIQ” and “HPIH” refer to the stand-alone entities Health Insurance Innovations, Inc., and Health Plan Intermediaries Holdings, LLC, respectively. The terms “HealthPocket” or “HP” refer to HealthPocket, Inc., a subsidiary which was acquired by HPIH on July 14, 2014 (and is wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt" refers to Benefytt, LLC, a subsidiary of HIIH which was formed on May 1, 2019. The term “ASIA” refers to American Service Insurance Agency LLC, a subsidiary which was acquired by HPIH (and is wholly owned by HPIH) on August 8, 2014. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. HP, HIIH, Benefytt, TogetherHealth, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

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

Reclassifications

The Company previously presented deferred revenue as a separate line item in the consolidated balance sheets however, as of June 30, 2019 the Company now presents deferred revenue as a component of other current liabilities.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

Lease Accounting

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in other assets, other current liabilities, and other liabilities on the condensed consolidated balance sheet as of June 30, 2019. The Company currently does not have any finance leases.

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

Practical expedients

The Company has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s operating leases. Additionally, the Company applied the package of practical expedients to forgo reassessing certain conclusions reached under legacy GAAP. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of-use assets and lease liabilities are not recognized for short-term leases.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), further updated by ASU No. 2018-10, No. 2018-20 and No. 2019-01, which modifies lease accounting for lessees to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases - financing and operating - other than short term. We adopted this guidance on January 1, 2019. See the preceding section within this Note 1 titled "Lease Accounting" and Note 3 for additional details regarding the adoption of this standard.

Accounting pronouncements not yet adopted

The Company has reviewed all other issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2. Business Acquisitions

TogetherHealth

On June 5, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with RxHelpline, LLC (“RXH”), TogetherHealth PAP, LLC (“THP”), TogetherHealth Insurance, LLC (“THI” and, collectively with RXH and THP, “TogetherHealth”), TogetherHealth Soup, L.P. (“Seller”) and certain principals of TogetherHealth, pursuant to which HPIH purchased 100% of the outstanding limited liability company interests of TogetherHealth (the “Interests”). The closing of the transactions contemplated by the Purchase Agreement occurred on June 5, 2019, simultaneous with the signing of the Purchase Agreement.

The purchase price for the Interests under the Purchase Agreement was approximately $50.0 million in cash, subject to certain closing and post-closing adjustments (the “Cash Consideration”), the issuance of 630,000 shares of the Company’s Class A common stock, and an earn-out agreement pursuant to which the Seller will receive payments over a 5-year post closing period equal to a percentage of the TogetherHealth’s gross margin above specified thresholds. Pursuant to the Purchase Agreement, a portion of the Cash Consideration consisting of $2.5 million is being held back by HPIH in order to fund payment of post-closing adjustments to the Cash Consideration and post-closing indemnification obligations of the parties. The shares issued pursuant to the Purchase Agreement are subject to lock-up agreements pursuant to which the holders thereof are restricted from selling or transferring such shares for a three-year period, subject to a release from the lock-up of one-third of the subject shares on each of the first three anniversary dates of the Purchase Agreement and subject to other release-acceleration provisions and customary exceptions.

During the three and six months ended June 30, 2019, respectively, we recognized $424,000 in transaction costs related to the acquisition of TogetherHealth. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, which will help facilitate our entry into new markets and revenue streams, such as the market for the sale of Medicare insurance products to individuals 65 years of age or older.

The following table summarizes the fair value of the consideration paid for the acquisition as of June 5, 2019 ($ in thousands):

Cash consideration(1)	$50,000
Class A common stock, at fair value(2)(4)	11,783
Earnout consideration, at fair value(3)(4)	13,424
Total consideration	$75,207

(1)	Cash consideration was $50.0 million, of which $2.5 million was withheld by HPIH for the payment of post-closing adjustments.

(2)
The fair value of the Class A common stock derived from the market price of the stock, adjusted to include a discount for lack of marketability due to the trading restrictions pursuant to the Agreement.

(3)
Represents the initial fair value estimate of income-based contingent consideration, which may be realized by the sellers incrementally over five years after the closing date of the acquisition. The preliminary fair value of the contingent consideration arrangement at the acquisition date was estimated using a risk-adjusted probability analysis as of the acquisition date. Management estimates the undiscounted payout to be approximately $38.0 million over the five years however the maximum cash payout is unlimited.

(4)
Management is currently awaiting additional information to complete the valuation of these assets. As additional information, as of the purchase date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the re-measurement period (which will not exceed 12 months from the purchase acquisition date). Any such revisions or changes to the fair values of tangible and intangible assets acquired or liabilities assumed could be material.

The following table summarizes the preliminary allocation of the total purchase price for the acquisition as of June 5, 2019 ($ in thousands):

Cash	$179
Accounts receivable and other assets(1)	333
Contract asset(2)	7,800
Property, plant and equipment(1)	34
Intangible asset - brand(2)	760
Intangible asset - BPO relationship(2)	12,200
Goodwill(2)	54,662
Accounts payable, accrued expenses, and other liabilities(1)	(761)
Total	$75,207

(1)
The carrying value of accounts receivable, accounts payable, accrued expenses, and property and equipment approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)
Management is currently awaiting additional information to complete the valuation of these assets. As additional information, as of the purchase date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the re-measurement period (which will not exceed 12 months from the purchase acquisition date). Any such revisions or changes to the fair values of tangible and intangible assets acquired or liabilities assumed could be material.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of TogetherHealth and the operational synergies we expect to realize as a result of the acquisition. The amount of goodwill that is expected to be deductible for tax purposes is $42.0 million.

As a result of acquiring TogetherHealth, our condensed consolidated results of income include the results of TogetherHealth since the acquisition date. TogetherHealth’s revenues were $1.7 million and pre-tax net income of $72,000 for the three and six months ended June 30, 2019 are included in our results of income since the acquisition. Pre-tax net income includes $530,000 of amortization expense associated with the preliminary valuations of the acquired intangible assets noted above.

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisition had been included in our consolidated results beginning on the first day of the fiscal year prior to the acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entities to remove intercompany transactions and transaction costs incurred and to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on the first day of the fiscal year prior to the acquisition, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies' operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under our ownership and operation.

	($ in thousands, except per share data) Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$65,370	$77,924	$161,817	$159,253
Net income before income taxes	7,016	4,091	13,678	15,775
Net income	4,472	2,744	7,933	9,407
Net income attributable to Health Insurance Innovations, Inc.	3,102	1,953	5,213	6,569
Weighted average Class A common shares outstanding
Net income per share - basic	0.28	0.16	0.45	0.53
Net income per share - diluted	0.26	0.14	0.41	0.48
Weighted average Class A common shares outstanding
Basic	11,226,833	12,564,760	11,620,474	12,393,221
Diluted	12,117,774	13,805,814	12,608,065	13,547,999

Benefytt, LLC

On January 7, 2019, the Company formed Benefytt, LLC, a registered Arkansas corporation (“Benefytt”), which is wholly owned by HIIH. On May 1, 2019, the Company received approval from the Arkansas Department of Insurance (“ADOI”) to operate as a special purpose reinsurance captive to reinsure select hospital indemnity products (a component of the Company’s supplemental product offering). The Company’s goal is to create an alignment of interest between our market partners and HIIQ by sharing produced risk on a quota share basis, and to develop a flexible program that provides scalability and change as the underlying reinsurance business develops.

State insurance laws and regulations require Benefytt as a reinsurance entity to file financial statements with state insurance regulators everywhere it is licensed and the operations of Benefytt and its accounts are subject to examination by those regulators at any time. Benefytt prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The National Association of Insurance Commissioners (“NAIC”) has approved a series of uniform statutory accounting principles ("SAP") that have been adopted, in some cases with minor modifications, by all state insurance regulators.

On May 1, 2019, the Company contributed $1.0 million in capital to Benefytt to support ADOI collateral requirements. The Company has restricted $600,000 of cash per state regulation. As of June 30, 2019, there were no other material transactions or reinsurance activities reported by Benefytt.

3. Leases

The Company has operating leases for real estate and certain equipment. The Company has lease assets of approximately $625,000, reported within other assets on the condensed consolidated balance sheet as of June 30, 2019. Current lease liabilities of approximately $287,000 are reported within other current liabilities and non-current lease liabilities of approximately $257,000 are reported in other liabilities on the condensed consolidated balance sheet as of June 30, 2019. Operating lease expense was $173,000 and $347,000, respectively, for the three and six months ended June 30, 2019. Short-term lease expense for the three and six months ended June 30, 2019, respectively, was not material. The difference between the undiscounted cash flows and the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 is approximately $28,000.

Supplemental cash flow information, as of June 30, 2019, related to operating leases was as follows ($ in thousands):

Cash paid within operating cash flows	$370

The weighted-average remaining lease term and discount rates are as follows:

Weighted-average remaining lease term	1.7 years
Weighted-average discount rate	4.6%

As of December 31, 2018, the future minimum lease payments under noncancellable operating leases under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows ($ in thousands):

2019	$615
2020	—
2021	—
2022	—
2023	—
Total minimum lease payments	$615

As of June 30, 2019, the Company did not have any significant additional operating leases that had not yet commenced.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of June 30, 2019 includes the TogetherHealth acquisition described in Note 2 as well as goodwill from previous acquisitions as described in our Form 10-K for the year ended December 31, 2018.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

Balance as of December 31, 2018	$41,076
Goodwill acquired	54,662
Balance as of June 30, 2019	$95,738

Other Intangible Assets

Our other intangible assets as of June 30, 2019 arose from the TogetherHealth acquisition described in Note 2 as well as previously reported amounts from previous acquisitions as described in Note 5 of our Form 10-K for the year ended December 31, 2018. Intangible assets consist of a brand, a carrier network, distributor relationships, non-competition arrangements, customer relationships, and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net consisted of the following ($ in thousands):

	Weighted-Average Useful Lives Amortization (years)	June 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand(1)	10.4	$2,061	$(469)	$1,592	$1,377	$(481)	$896
Carrier network	—	—	—	—	40	(40)	—
Distributor relationships	0.6	4,059	(3,937)	122	4,059	(3,896)	163
Noncompete agreements	—	45	(45)	—	987	(987)	—
Customer relationships(1)	5.2	12,896	(918)	11,978	1,484	(1,183)	301
Capitalized software	7.0	8,000	(5,714)	2,286	8,571	(5,714)	2,857
Total intangible assets		$27,061	$(11,083)	$15,978	$16,518	$(12,301)	$4,217

(1)	Amounts reported as of June 30, 2019 are subject to measurement period adjustments for intangible assets acquired in the TogetherHealth acquisition described in Note 2.

Amortization expense for the three months ended June 30, 2019 and 2018 was $858,000 and $463,000, respectively, and for the six months ended June 30, 2019 and 2018 was $1.2 million and $927,000, respectively.

Estimated annual pretax amortization for intangibles assets in for the remainder of 2019 and each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2019	$2,685
2020	3,991
2021	2,807
2022	2,660
2023	2,554
2024	940
Thereafter	341
Total	$15,978

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	June 30, 2019	December 31, 2018
Carriers and vendors payable	$17,240	$17,352
Accrued wages	3,073	5,045
Accounts payable	1,773	688
Accrued professional fees	2,363	1,676
Accrued interest	54	28
Accrued credit card/ACH fees	520	550
Other accrued expenses	4,360	7,058
Total accounts payable and accrued expenses	$29,383	$32,397

Accrued wages decreased due to payment of accrued executive bonuses and continued severance payments for former HPIH and HP executives, offset by additional amounts accrued for 2019 bonus payments. Other accrued expenses decreased primarily due to the payment of $3.4 million related to the multistate Regulatory Settlement Agreement as discussed in Note 14 of our 2018 Annual Report on Form 10-K.

6. Debt

On June 5, 2019 (the “Closing Date”), the Company, through its subsidiary, HPIH, entered into a Credit Agreement (the “Credit Agreement”) among HPIH, as the Borrower, the Company and certain of the Company’s affiliates as guarantors (the “Guarantors”), Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (the “Administrative Agent”), SunTrust Bank, as Syndication Agent, Royal Bank of Canada, as Co-Documentation Agent, and the other parties identified therein as Lenders (the “Lenders”).

The Credit Agreement provides for an aggregate principal amount of up to $215 million, which consists of: (i) a $65 million, three-year revolving credit facility (the “Revolving Credit Facility”), which includes a $10 million sublimit for the issuance of standby letters of credit (each, a “Letter of Credit”) and a $5 million sublimit for swingline loans (each, a “Swingline Loan”), and (ii) a $150 million term loan facility, all of which was drawn on the Closing Date (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facility”).

The proceeds of the Senior Credit Facility shall be used for: (i) general corporate purposes, including to fund ongoing working capital needs, capital expenditures, and other lawful corporate purposes, (ii) to refinance the Company's previous Credit Agreement, dated as of July 17, 2017, and (iii) to finance permitted acquisitions. On June 5, 2019, the Company used approximately $65.0 million of the proceeds to refinance the prior credit facility with SunTrust and approximately $50.0 million to fund the cash portion of the purchase price under the TogetherHealth acquisition as detailed in Note 2.

The Revolving Credit Facility matures on the third anniversary of the Closing Date, June 5, 2022 (the “Maturity Date”), and the Term Loan Facility is subject to quarterly amortization of principal, with 5% of the initial aggregate term loan to be payable in the first year, 7.5% of the initial aggregate term loan to be payable in the second year, 10% of the initial aggregate term loan to be payable in the final year, and final payment of all amounts outstanding, plus accrued interest, due on the Maturity Date.

Borrowings under the Senior Credit Facility (other than for Swingline Loans) can either be, at HPIH’s election: (i) at the Base Rate (which is the highest of the Bank of America prime rate, the federal funds rate plus 0.50%, and LIBOR index rate plus 1.00%) plus the Applicable Margin, or (ii) at LIBOR (as defined in the Credit Agreement) plus the Applicable Margin. The “Applicable Margin” as defined under the Credit Agreement means, (a) until receipt by the Administrative Agent of the compliance certificate for the fiscal quarter ending September 30, 2019, 2.00% per annum, in the case of LIBOR loans, and 1.00% per annum, in the case of Base Rate loans, and (b) thereafter, a percentage determined based upon HPIH’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.00%, in the case of LIBOR loans, and .50% to 1.00%, in the case of Base Rate loans. Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Maturity Date. Interest accrued on each LIBOR Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Maturity Date. Interest accrued on the unused Revolving Credit Facility is 0.30% per annum.

The Senior Credit Facility is secured by a valid and perfected first priority lien and security interest in each of the following: (i) all present and future shares of capital stock of (or other ownership or profits interests in) each of HPIHs’ present and future subsidiaries (subject to certain exceptions), (ii) all present and future intercompany debt of HPIH and each Guarantor, (iii) all of the present and future personal property and assets of HPIH and each Guarantor, and (iv) all proceeds and products of the property and assets described in clauses (i), (ii) and (iii) above.

The Credit Agreement contains customary covenants, including, but not limited to, (i) a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio and (ii) restrictions on the incurrence of debt, investments, fundamental changes, sale and leaseback transactions, transactions with affiliates, hedging transactions, restrictive agreements, mergers, consolidations, and sales of assets. The Credit Agreement also includes customary representations and warranties and events of default.

The debt maturity schedule for our long-term debt is as follows ($ in thousands):

			As of
	Issuance Date	Maturity Date	June 30, 2019	December 31, 2018	Rate
Line of credit	July 2017	2020	$—	$15,000	6.25%
Non-current portion of term loan	June 2019	2020 - 2022	142,500	—	4.33%
Non-current portion of unamortized debt issuance costs			(1,268)	—
			$141,232	$15,000
Current portion of term loan	June 2019	2019 - 2020	7,500	—	4.33%
Current portion of unamortized debt issuance costs			(638)	—
			$148,094	$15,000

The aggregate contractual maturities of debt for the remainder of 2019 and each of the five fiscal years thereafter are as follows ($ in thousands):

	Remainder of 2019	2020	2021	2022	2023	2024
Debt repayments	$3,750	$9,375	$13,125	$123,750	$—	$—

As of June 30, 2019, and December 31, 2018, there was $54,000 and $28,000, respectively, of accrued interest included in accounts payable and accrued expenses on the condensed consolidated balance sheets. As of June 30, 2019, we had a $150.0 million outstanding balance from borrowings under the Term Loan Facility and there was $65.0 million available upon under the Revolving Credit Facility. As of December 31, 2018, we had a $15.0 million outstanding balance from draws on the prior credit facility. The Company is in compliance with all debt covenants.

7. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K at December 31, 2018:

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

During the three and six months ended June 30, 2019 there were 34,845 and 68,545 shares, respectively, transferred to treasury for statutory tax withholding obligations as a result of exercises of stock appreciation rights and vested restricted stock awards.

During the three and six months ended June 30, 2018, respectively, there were 37,203 and 38,312 shares transferred to treasury for statutory tax withholding obligations as a result of vested restricted stock awards.

During the three months ended June 30, 2019, no shares were forfeited to treasury. During the six months ended June 30, 2019, there were 21,939 restricted shares transferred to treasury as a result of forfeitures. During the three and six months ended June 30, 2018, there were no restricted shares forfeited to treasury.

For the three and six months ended June 30, 2019, there were cash outflows of $972,000 and $1.9 million, respectively, for shares redeemed to cover the tax obligations for the settlement of vested restricted stock and exercise of stock appreciation rights. During the three and six months ended June 30, 2018, there was $1.3 million of cash outflow for such net settlements.

Share Repurchase Program

During the three and six months ended June 30, 2019, respectively, we repurchased 630,000 and 1,981,241 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $29.57 and $32.23, respectively. During the year ended December 31, 2018, we repurchased 1,550,136 shares of our registered Class A common stock at an average price per share of $36.05.

Exchange Agreement

Under the Exchange Agreement, dated February 13, 2013, between the Company and HPI and HPIS (the “Exchange Agreement”), on March 22, 2019, HPI exchanged 123,750 shares of Class B common stock of HIIQ and 123,750 membership interests of HPIH for 123,750 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 1,250 shares of Class B common stock of HIIQ and 1,250 membership interests of HPIH for 1,250 shares of Class A common stock of HIIQ. See Note 8 of our 2018 Annual Report on Form 10-K for further information on the Exchange Agreement.

8. Revenue

The following provides updates to our revenue disclosures as provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

TogetherHealth - Consumer Engagement Business

TogetherHealth's primary business is direct-to-consumer platform connecting individuals with U.S. insurance carriers through consumer acquisition and engagement primarily serving the Medicare insurance market through inbound live telephone calls. THP utilizes a third-party telephony platform which transfers inbound calls to distributors in real time. The Company typically receives a fixed rate for each inbound call that meets agreed upon standards. THP also routes inbound calls to THI's business process outsourcing partner ("BPO"), who sells Medicare-related health insurance plans on our behalf, which include Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. The Company recognizes revenue for Medicare and consumer engagement sales up front, at the point in time in which the performance obligations are satisfied.

Remaining Performance Obligations

As of June 30, 2019, approximately $15.5 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for Individual Family Plan ("IFP") and supplemental contracts.

IFP and Supplemental Products - Reassessment of Variable Consideration

After our initial estimate and constraint of variable consideration is made, in accordance with ASC 606, the Company reassesses its estimate and constraint at the end of each reporting period. As more information about the underlying uncertainties becomes known, the Company will make adjustments as required.

For all IFP and Supplemental product sales, the Company recognizes approximately 95% of the estimated constrained lifetime value of the product at the point-in-time that the sales and marketing services performance obligation is completed. During the three months ended June 30, 2019, we recognized an $11.9 million reversal of revenue for a reassessment of variable consideration related to the cancellations of a portion of the in-force policies sold by Simple Health. In November 2018, the Company was notified that Simple Health, an independent distributor at the time, was being sued by the Federal Trade Commission ("FTC"). The Company is not a party to the lawsuit however the Company worked with the FTC and the appointed Receiver to complete a multi-phase communication plan that advised Simple Health’s customers of their insurance options and provided them the ability to change or cancel insurance coverages. The plan was implemented in July 2019 and the affected consumers were notified about their options. For more information on the Simple Health matter, see the section in Note 12 titled "Health Benefits One, LLC (Simple Health)."

Commissions Expense - In connection with the reassessment of variable consideration, the Company also had a change in estimate which decreased previously recorded commissions expense by $20.1 million of which $9.5 million related to commissions recorded for sales made by Simple Health. The remaining commissions adjustment related in part to a favorable negotiation of a distributor's contract and a reassessment of certain commission arrangements.

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the three and six months ended June 30, 2019 ($ in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Sales and marketing services	Member management	Total	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$21,758	$1,014	$22,772	$53,857	$1,898	$55,755
HBIP	14,152	1,691	15,843	42,480	3,488	45,968
Supplemental	15,522	1,143	16,665	37,137	2,255	39,392
Medicare revenue	1,203	—	1,203	1,203	—	1,203
Services revenue	—	957	957	—	2,125	2,125
Consumer engagement revenue	916	—	916	1,239	—	1,239
Total revenue	$53,551	$4,805	$58,356	$135,916	$9,766	$145,682

Timing of Revenue Recognition
Transferred at a point in time	$53,551	$—	$53,551	$135,916	$—	$135,916
Transferred over time	—	4,805	4,805	—	9,766	9,766
Total revenue	$53,551	$4,805	$58,356	$135,916	$9,766	$145,682

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the three and six months ended June 30, 2018 ($ in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Sales and marketing services	Member management	Total	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$15,894	$701	$16,595	$28,872	$1,417	$30,289
HBIP	31,608	2,079	33,687	68,369	4,064	72,433
Supplemental	18,580	1,138	19,718	39,960	2,240	42,200
Other	—	19	19	—	28	28
Services revenue	—	887	887	—	887	887
Brokerage revenue	711	—	711	1,611	—	1,611
Other revenues	165	—	165	265	—	265
Total revenue	$66,958	$4,824	$71,782	$139,077	$8,636	$147,713

Timing of Revenue Recognition
Transferred at a point in time	$66,958	$—	$66,958	$139,077	$—	$139,077
Transferred over time	—	4,824	4,824	—	8,636	8,636
Total revenue	$66,958	$4,824	$71,782	$139,077	$8,636	$147,713

(1)
For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.

9. Stock-based Compensation

No stock appreciation rights ("SARs") or stock options were granted during the three and six months ended June 30, 2019.

The following table summarizes restricted shares granted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted shares	224	13	484	13

The following table summarizes stock-based compensation expense ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted shares	$2,857	$2,506	$4,624	$4,775
SARs	195	1,176	343	1,728
Less amounts capitalized for internal-use software	(135)	(155)	(234)	(343)
Total	$2,917	$3,527	$4,733	$6,160

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of June 30, 2019 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$15,234	2.2
SARs	626	1.5
Total	$15,860

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and six months ended June 30, 2019, there were 152,007 and 152,632 SARs exercised, respectively, resulting in respective increases of 74,195 and 74,334 issued shares of Class A common stock, net of shares withheld for taxes. During the three and six months ended June 30, 2018 there were 17,500 and 19,875 SARs exercised, respectively, resulting in an increase of 12,639 and 14,633 shares of issued Class A common stock, respectively. During the three and six months ended June 30, 2019 there were 1,500 and 9,000 SARs forfeited, respectively. During the three and six months ended June 30, 2018 there were no outstanding SARs forfeited.

During the three and six months ended June 30, 2019, there were no options exercised. During the three and six months ended June 30, 2018 there were 610 and 3,242 options exercised, respectively. During the three and six months ended June 30, 2019 and 2018 there were no options forfeited.

During the three months ended June 30, 2019 and 2018, there were no restricted stock awards issued for performance restricted shares. During the six months ended June 30, 2019 and 2018, there were 147,000 and 179,376 shares of restricted stock issued for performance restricted shares, respectively. These awards were previously granted in which the performance metrics were contractually satisfied during the period. No performance restricted stock awards were issued in the three months ended June 30, 2019 or 2018. During the three and six months ended June 30, 2019 and 2018, there were no performance restricted stock awards forfeited.

We recognized $293,000 and $367,000 of income tax benefits from stock-based activity for the three and six months ended June 30, 2019, respectively. We recognized $358,000 in income tax benefits from stock-based activity for the three and six months ended June 30, 2018.

10. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three and six months ended June 30, 2019 and 2018 were as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income attributable to Health Insurance Innovations, Inc.	$2,287	$1,799	$3,618	$6,407
Weighted average shares—basic	10,596,833	11,934,760	10,990,474	11,763,221
Effect of dilutive securities:
Restricted shares	516,900	679,523	537,021	608,994
SARs	372,202	555,257	448,482	538,520
Stock options	1,839	6,274	2,088	7,264
Weighted average shares—diluted	11,487,774	13,175,814	11,978,065	12,917,999
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.22	$0.15	$0.33	$0.54
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.20	$0.14	$0.30	$0.50

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted shares	45	—	83	—
SARs	5	125	12	166

Additionally, potential common stock totaling 2,416,667 shares at June 30, 2019 and 2,541,667 shares at June 30, 2018 issuable under the exchange agreement were not included in diluted shares because such inclusion would be anti-dilutive. See Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on the exchange agreement.

11. Income Taxes

HPIH is taxed as a partnership for income tax purposes. As a result, it is not subject to entity-level federal or state income taxation but its members are liable for taxes with respect to their allocable shares of each company’s respective net taxable income. We are subject to U.S. corporate federal, state, and local income taxes on our allocable share of net taxable income that is reflected in our condensed consolidated financial statements.

The effective tax rate for the three and six months ended June 30, 2019 was 41.5% and 48.5%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 33.6% and 40.7%, respectively. For the three and six months ended June 30, 2019 the provision for income taxes was $2.3 million and $5.1 million, respectively. For the three and six months ended June 30, 2018, the provision for income taxes was $1.3 million and $6.3 million, respectively. Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

Due to the ownership structure of HP, which is a taxable entity, it cannot join in a consolidated tax filing with HIIQ. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. On a standalone basis, the effective tax rate for the three and six months ended June 30, 2019 for HIIQ was 39.4% and 41.2%, respectively, while the effective tax rate for each of the three and six months ended June 30, 2019 for HP was 0.0%. On a standalone basis, the effective tax rate for the three and six months ended June 30, 2018 for HIIQ was 22.2% and 34.3%, respectively, while the effective tax rate for each of the three and six months ended June 30, 2018 for HP was 0%.

The adoption of ASC 606 created an opening balance sheet tax liability adjustment that was recognized in 2018. As the Company recognizes this adjustment for tax purposes over the next four years under the rules prescribed by Section 481, it expects its valuation allowance to also grow as the outside tax basis difference in HPIH increases. The impact of the increase in the valuation allowance for the six months ended June 30, 2019 resulted in increasing our tax provision by an additional $2.7 million resulting in a total tax expense of $5.1 million thus increasing our effective tax rate from 23.0% to 48.5%.

For the three and six months ended June 30, 2019 and 2018, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company’s financial statements as there are no uncertain tax positions outstanding as of June 30, 2019 and 2018, respectively. The Company’s 2015 through 2018 tax years remain subject to examination by tax authorities.

12. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a former director and former executive officer of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the six months ended June 30, 2019, HPIH paid cash distributions of $2.3 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. Of these cash distributions, $677,000 was related to amounts accrued for at December 31, 2018 and included in due to member on the condensed consolidated balance sheet. For the six months ended June 30, 2018, approximately $983,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of June 30, 2019, we have $6.9 million in accrued payments recorded in the due to member account on the condensed consolidated balance sheet.

Tax Receivable Agreement

As of June 30, 2019, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,125,000 shares of Class A common stock. As of June 30, 2019, as a result of these exchanges, we have recorded a liability of $27.5 million pursuant to the Tax Receivable Agreement ("TRA"), of which $1.3 million is included in current liabilities and $26.2 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by the Company's founder, if we generate sufficient taxable income in the future. As of June 30, 2019, we have made $2.4 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company’s practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG, and to date three such depositions have occurred. The MAG asked the Company to certify the completeness of the discovery responses provided to the

MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The court agreed with the MAG and ordered the Company to produce additional documents and provide further depositions. The Company has asked the court to reconsider its decision, and has also filed an appeal against the decision, based on what the Company believes are factual inaccuracies in the judgment.

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

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance (the "Department") alleging that the Company made misleading statements relating to health insurance policies. The Company responded with a general denial and raised multiple affirmative defenses and is actively engaged with the Department to resolve the matter. Following this proactive engagement, the Department withdrew its order and issued a subpoena to the Company and certain insurers to allow it to gather more information.

Washington Regulatory Action

On November 8, 2018, the Company received notice of an investigation by the Washington State Office of the Insurance Commissioner alleging that the Company may have sold unauthorized products to Washington residents and/or allowed unaffiliated producers to solicit the sale of insurance products. The investigation also alleges that independent sales agents may have misrepresented the products sold. The Company has obtained a copy of the investigator's report and is considering how to respond to the alleged findings.

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

In a case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama (“Carter complaint”), in which allegations were made against an insurance carrier relating to the handling of claims where the plaintiff also named the Company as a party. The Carter complaint was received on March 20, 2018 and an amended complaint was subsequently filed on July 6, 2018. The Company answered such complaint and filed an opposition motion, in coordination with all Defendants, to the Plaintiff’s request for leave to amend.

In a case styled as David Diaz, et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company’s wholly-owned subsidiary, American Service Insurance Agency (“ASIA”) and that agent is also named as a co-defendant. The Company and the individual defendant have answered a subsequently amended complaint and rejected the substantive allegations.

In a case styled as Stephen Grant, et al. v. Everest Reinsurance, et al., Case No. 19-cv-00232, U.S. District Court for the Western District of Texas, the plaintiffs allege misrepresentation, on the part of an independent third-party insurance agency, relating to the sale of an insurance policy. The policy allegedly did not cover later-incurred medical bills when at the time the carrier rescinded their policy. An amended complaint was filed on June 21, 2019.

The Company has also received claims from insureds and indemnification claims from carriers (when the carriers themselves receive claims from insureds) relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to carriers with which we do business. In each of these individual insureds’ claims, the Company attempts to dismiss, challenge, or resolve the claims as quickly as possible. While it is possible that a loss may arise from any of the above matters, the amount of such loss is not known or estimable at this time.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-2186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”) which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims. On March 29, 2019, the court sua sponte ordered mandatory mediation before United States Magistrate Judge Christopher Tuite, which did not result in a settlement. On June 28, 2019, the court granted in part, and denied in part, the motion to dismiss. The Company intends to vigorously defend against the remaining claims.

On February 18, 2019, a putative class action lawsuit styled Julian Keippel v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael D. Hershberger, Case No. 8:19-cv-00421, was filed against the Company, its chief executive officer, and chief financial officer in the U.S. District Court for the Middle District of Florida. According to the complaint, the plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys’ fees, and costs on behalf of a putative class of individuals and entities that acquired shares of the Company’s common stock during the period February 28, 2018 through November 27, 2018. The complaint alleges that the Company made materially false and/or misleading statements and/or material omissions during the purported class period relating to the Company’s relationship with third parties, particularly Health Benefits One LLC/Simple Health Plans and affiliates. The complaint alleges that, among other things, the Company failed to disclose to investors that a substantial portion of the Company’s revenues were derived from third parties who allegedly used deceptive tactics to sell the Company’s products and that regulatory scrutiny of such third parties would materially impact the Company’s operations. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under the Securities Exchange Act. On May 13, 2019, the court appointed lead plaintiff Oklahoma Municipal Retirement Fund and City of Birmingham Retirement and Relief System and lead counsel Saxena White P.A. The lead plaintiff filed a consolidated amended complaint on July 19, 2019. The consolidated complaint incorporated the allegations from the first complaint and added allegations of alleged materially false or misleading statements or material omissions relating to alleged deficiencies in the Company’s compliance and customer service programs and the number of complaints the Company received from consumers relating to third parties, particularly Health Benefits One LLC/Simple Health and affiliates. The complaint also adds allegations regarding insider stock sales by Messrs. Southwell and Hershberger. The plaintiffs are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock during a purported class period of September 25, 2017 through April 11, 2019. The Company intends to move to dismiss the action and to vigorously defend against these claims.

Putative Derivative Action Lawsuits

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the U.S. District Court for the District of Delaware (Case No. Case No. 1:18-cv-00519) naming most of the Company’s directors and executive officers at such time as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the allegations in the above-described In re Health Insurance Innovations Securities Litigation. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs. On June 5, 2018, the court entered an order staying the litigation pending resolution of the above-described securities litigation (In re Health Insurance Innovations Securities Litigation). Defendants intend to vigorously defend against these claims.

An individual stockholder, Melvyn Klein, filed a derivative action complaint on June 26, 2019, in the U.S. District Court for the District of Delaware naming as defendants Gavin T. Southwell, former director Michael W. Kosloske, director Paul E. Avery, director Anthony J. Barkett, director Paul Gabos, director Robert Murley, former director Bruce Telkamp, former director Sheldon Wang, and officer Michael D. Hershberger (Case No. 1:19-cv-01206). The derivative complaint asserts alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, and alleged waste of corporate assets. The factual allegations in the complaint are largely the same as the allegations in the above-described DiFalco and Daniels derivative action. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, interest, and attorneys’ fees and costs. Plaintiff’s counsel is in discussions with the Company's counsel about accepting service of this complaint on their behalf. The Company intends to vigorously defend against these claims.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases filed by what has been determined to be serial-professional plaintiffs such as those cases filed by Craig Cunningham and Kenneth Moser. In the Cunningham case, the Company's motion for summary judgment is pending. Moser, like Cunningham, has been a plaintiff in hundreds of similar cases against a variety of types of companies nationwide. As of December 31, 2018, the Moser case filed in the U.S. District Court for the Southern District of California is pending a decision from the Court relating to class certification.

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

Health Benefits One, LLC (Simple Health)

On November 1, 2018, the Company received notice that a lawsuit styled as Federal Trade Commission v. Simple Health Plans, et al. was filed against an independent third-party distributor and its principal, along with their related companies. The Company is not a party to this case. A temporary restraining order ("TRO") was granted by the United States District Court, Southern District of Florida, against Simple Health Plans, LLC and certain of its affiliates, appointing a receiver (the "Receiver") and imposing other restrictions against the defendants in this case. On November 1, 2018, the Company terminated its relationship with all of the defendants, has been in communication and working cooperatively with the appointed Receiver and the FTC. The Company is not a party to this lawsuit and there is no indication from the FTC that it seeks to add the Company to the lawsuit.

The Company continues to transfer funds that would otherwise be due to Simple Health to the Receiver, pursuant to the Court’s Order. The Receiver and the FTC are aware that the Company continues to bill consumers for the health insurance and ancillary products. In May and June 2019, the Company worked with the Receiver and the FTC to complete a multi-phase communication plan that advised Simple Health’s customers of their insurance options and provided them the ability to change or cancel insurance coverages. The plan was implemented in July 2019 and the affected consumers were noticed and educated on their options and when so elected, policies were canceled.

Separate from the FTC case against Simple Health, two lawsuits styled as Patricia Parker, et al. v. Health Insurance Innovations, Inc., et al. and Belin et. al. v. Health Insurance Innovations, Inc., et. al. were filed in Florida state and federal courts, respectively. The Parker state-court action was removed to federal court. The lawsuits, styled as class actions, but not yet certified, allege the Company conspired with Simple Health, and brings causes of action under the state and federal Racketeer Influenced and Corrupt Organizations Acts, conspiracy, fraud, and other claims. The Company intends to vigorously defend against the claims.

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

Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

Level 3: Unobservable inputs for the asset or liability.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We utilize the market approach to measure the fair value of our financial liabilities. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties. Below is a description of our valuation methods.

Contingent consideration for business acquisition. The contingent consideration related to the acquisition of TogetherHealth includes periodic cash payments, as described in Note 2, and is valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by TogetherHealth for us to make payment and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, accounts payable and accrued expenses, as of June 30, 2019 and December 31, 2018, respectively, approximate fair value because of the short-term duration of these instruments.

The following liabilities measured at fair value are as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of June 30, 2019
	as of June 30, 2019	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition consideration	$13,424	$—	$—	$13,424
	$13,424	$—	$—	$13,424

14. Related Party Transactions

There have been no material changes to the Related Party Transactions disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2018, except for those noted in Note 5 and Note 10 above related to required payments under the TRA, exchanges under the Exchange Agreement, and the HPIH and HPI Operating Agreement.

15. Subsequent Events

On July 3, 2019, the Company's founder exchanged a total of 500,000 shares of Class B common stock and an equal number of Series B membership interests for 500,000 shares of Class A common stock. This transaction contributed to a 3.5% decrease in HPI and HPIS' collective economic interest in HPIH since July 30, 2018. See the preceding Note 12 within this quarterly report and Note 8 of the Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the Exchange Agreement.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, integration and synergies of acquisitions, future and continued regulatory matters and compliance, and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements, and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and those factors discussed in “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events, or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Executive Overview

On June 5, 2019, the Company entered into a new $215.0 million credit agreement with a syndicate of banks. The credit agreement matures in June 2022 and includes a $150.0 million funded term loan and $65.0 million in available revolving loans.

Concurrent with the closing of the new credit agreement, the Company acquired the membership interests of RxHelpline, LLC (“RXH”), TogetherHealth PAP, LLC (“THP”), and TogetherHealth Insurance, LLC (“THI” and, collectively with RXH and THP, “TogetherHealth”). TogetherHealth is a premier direct-to-consumer platform connecting individuals with U.S. insurance carriers through consumer acquisition and engagement primarily serving the Medicare insurance market. For this transformative acquisition, the Company paid $50.0 million in cash, issued 630,000 shares of the Company's Class A common stock, and provided for contingent consideration with an estimated fair value of $13.4 million. This acquisition allows for the Company's immediate entrance into the Medicare insurance market, broadens our product offerings, expands our market opportunity, and enhances our consumer acquisition and engagement capabilities.

Operating Results

Three months ended June 30, 2019 compared to June 30, 2018

•	Revenue was $58.4 million, compared to revenue of $71.8 million, a decrease of 18.7% before considering an unfavorable adjustment of $11.9 million related to sales made by Simple Heatlh.

•	Net income of $3.2 million, compared to net income of $2.5 million, an increase of 28.0%.

•	Adjusted EBITDA was $13.8 million, compared to adjusted EBITDA of $12.5 million, an increase of 10.4%.

•	Diluted net income per share was $0.20, compared to diluted net income per share of $0.14, an increase of 42.9%.

For all IFP and Supplemental product sales, the Company recognizes approximately 95% of the estimated constrained lifetime value of the product at the point-in-time that the sales and marketing services performance obligation is complete. During the three months ended June 30, 2019, the Company reduced previously recognized revenue by $11.9 million due to the reassessment of variable consideration related to cancellations of a portion of the in-force policies sold by Simple Health. In November 2018, the Company was notified that Simple Health, an independent distributor at the time, was being sued by the Federal Trade Commission ("FTC"). While the Company is not a party to the lawsuit, the Company did work with the FTC and the court appointed Receiver to complete a multi-phase communication plan to advise Simple Health’s customers of their insurance options and provide them the ability to change or cancel insurance coverages. The plan was implemented in July 2019 and the affected consumers were notified and educated on their options. The dollar value of the aggregate refunds in the quarter was less than $1.0 million, with less than $200,000 representing gross margin to the Company.

When the Company records, at point-in-time, 95% of the estimated constrained lifetime value of revenue, the Company also records 100% of the estimated lifetime expense associated with future commissions to be paid to distributors. The Company recognized a reversal of previously recognized commissions expense of $20.1 million of which $9.5 million related to the reversal of commissions expense recorded for the canceled sales made by Simple Health. The remaining commissions adjustment related in part to a favorable negotiation of a distributor's contract and in part to a change in estimate.

Key Business Metrics

In addition to traditional financial metrics, we rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Premium equivalents. We define this metric as our total expected lifetime collections for our sales and marketing performance obligation, including the combination of premiums, fees for discount benefit plans, enrollment fees, and third-party commissions. This metric also includes current period revenue from our member management performance obligation. We have included premium equivalents in this report because, while diminishing in importance since the adoption of ASC 606, it has historically been a key measure used by our management to understand and evaluate our core operating performance and trends.

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

We continue to receive a commission payment for each month a member renews their policy, or until a plan expires or is terminated.

The following table presents a reconciliation of premium equivalents to revenues ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premium equivalents	$97,262	$112,370	$244,936	$227,952
Less risk premium	37,086	38,723	95,514	76,694
Less amounts earned by third party obligors	1,820	1,865	3,740	3,545
Revenues	$58,356	$71,782	$145,682	$147,713

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

The following table presents submitted IFP applications by distribution source:

	Submitted IFP Applications by Distribution Source
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change (%)	2019	2018	Change (%)
Third-party distribution	49,000	59,500	(17.6)%	112,000	119,200	(6.0)%
Owned distribution	11,400	18,300	(37.7)%	24,100	37,400	(35.6)%
Total (excluding fulfillment only)	60,400	77,800	(22.4)%	136,100	156,600	(13.1)%
Fulfillment only(1)	—	7,000	(100.0)%	1,100	20,200	(94.6)%
Total	60,400	84,800	(28.8)%	137,200	176,800	(22.4)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment-only arrangements in December, 2018.

The following table presents submitted IFP applications by eCommerce source:

	Submitted IFP Applications by eCommerce Source
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change (%)	2019	2018	Change (%)
Owned eCommerce	8,600	15,000	(42.7)%	18,200	31,400	(42.0)%
Third-party eCommerce	3,200	3,700	(13.5)%	7,800	6,100	27.9%
Total eCommerce	11,800	18,700	(36.9)%	26,000	37,500	(30.7)%
All other	48,600	59,100	(17.8)%	110,100	119,100	(7.6)%
Total (excluding fulfillment only)	60,400	77,800	(22.4)%	136,100	156,600	(13.1)%
Fulfillment only(1)	—	7,000	(100.0)%	1,100	20,200	(94.6)%
Total	60,400	84,800	(28.8)%	137,200	176,800	(22.4)%

(1)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment-only arrangements in December, 2018.

Expected Duration Units. An expected duration unit ("EDU") represents the cumulative number of months the Company expects to collect from each policy submitted during the period. This metric is important because the vast majority of our revenues (approximately 95%) are recognized up front at the time the policy is sold. This portion of revenue represents the total amount of premiums we expect to collect, net of risk premiums paid to carriers and amounts earned by third party obligors, over the life of each policy sold. Our expected duration units are an important indicator of our expected revenues. We have included expected duration units in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget, and to develop short- and long-term operational plans. In particular, the inclusion of expected duration units can provide a useful measure for period-to-period comparisons of our business. Expected duration units has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents expected duration units for IFP by distribution source:

	IFP Expected Duration Units by Distribution Source
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change (%)	2019	2018	Change (%)
Third-party distribution(1)	438,000	448,100	(2.3)%	1,027,800	942,400	9.1%
Owned distribution	78,300	72,600	7.9%	168,500	146,200	15.3%
Total (excluding fulfillment only)	516,300	520,700	(0.8)%	1,196,300	1,088,600	9.9%
Fulfillment only(2)	—	64,200	(100.0)%	12,100	196,200	(93.8)%
Total	516,300	584,900	(11.7)%	1,208,400	1,284,800	(5.9)%

(1)
Excludes policies from business previously managed by a third-party that the Company took over in June 2018. These policies were excluded as the revenue was recognized as part of the member management performance obligation only.

(2)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment-only arrangements in December, 2018.

The following table presents expected duration units for IFP by eCommerce source:

	IFP Expected Duration Units by e-Commerce Source
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change (%)	2019	2018	Change (%)
Owned eCommerce	54,800	46,600	17.6%	118,700	98,900	20.0%
Third-party eCommerce	28,600	33,700	(15.1)%	72,300	57,100	26.6%
Total eCommerce	83,400	80,300	3.9%	191,000	156,000	22.4%
All other(1)	432,900	440,400	(1.7)%	1,005,300	932,600	7.8%
Total (excluding fulfillment only)	516,300	520,700	(0.8)%	1,196,300	1,088,600	9.9%
Fulfillment only(2)	—	64,200	(100.0)%	12,100	196,200	(93.8)%
Total	516,300	584,900	(11.7)%	1,208,400	1,284,800	(5.9)%

(1)
Excludes policies from business previously managed by a third-party that the Company took over in June 2018. These policies were excluded as the revenue was recognized as part of the member management performance obligation only.

(2)
Represents de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services. The Company terminated these fulfillment-only arrangements in December, 2018.

Constrained Lifetime Value per Submitted Application ("LVSA"). We have included LVSA in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. LVSA is the constrained lifetime value of both the sales and marketing, and member management performance obligations, expected to be recognized over the life of the product, divided by the number of submitted applications received during the reporting period. Total LVSA excludes the fulfillment-only applications that represent low margin products where the Company outsourced all sales and marketing obligations and some of its member management services. We believe that excluding these fulfillment-only applications from LVSA provides greater insight into our core operations.

The inclusion of LVSA can provide a useful measure for period-to-period comparisons of our business. LVSA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents the LVSA, by product type ($, except # of submitted applications):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Revenue per Submitted Application	# of Submitted Applications	Revenue per Submitted Application	# of Submitted Applications(1)
Short Term Medical <12 months	$299	9,800	$442	36,000
Short Term Medical ≥12 months	891	20,800	490	300
Total STM	701	30,600	442	36,300
Health Benefit Insurance Plans	706	30,800	770	41,500
Supplemental	314	55,900	311	58,000
Total (excluding fulfillment only)	$518	117,300	$487	135,800

(1)
Excludes policies from business previously managed by a third-party that the Company took over in June 2018. These policies were excluded as the revenue was recognized as part of the member management performance obligation only.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenue per Submitted Application	# of Submitted Applications	Revenue per Submitted Application	# of Submitted Applications(1)
Short Term Medical <12 months	$322	20,500	$406	71,000
Short Term Medical ≥12 months	933	50,500	589	600
Total STM	757	71,000	408	71,600
Health Benefit Insurance Plans	759	66,100	827	85,000
Supplemental	309	123,600	315	122,700
Total (excluding fulfillment only)	$545	260,700	$495	279,300

(1)
Excludes policies from business previously managed by a third-party that the Company took over in June 2018. These policies were excluded as the revenue was recognized as part of the member management performance obligation only.

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

The following table presents the number of policies in force by product type:

	As of June 30,
	2019	2018	Change
IFP	183,300	196,800	(6.9)%
Supplemental products	171,600	192,800	(11.0)%
Total	354,900	389,600	(8.9)%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,230	$2,527	$5,412	$9,179
Interest expense (income)	1,349	(28)	1,694	(54)
Depreciation and amortization	1,639	1,220	2,771	2,385
Provision for income taxes	2,290	1,279	5,087	6,296
EBITDA	8,508	4,998	14,964	17,806
Stock-based compensation and related costs	2,987	3,601	4,849	6,265
Transaction costs	1,086	163	1,360	219
Indemnity and other related legal costs	903	745	1,575	1,033
Severance, restructuring and other charges	338	2,952	341	2,952
Adjusted EBITDA	$13,822	$12,459	$23,089	$28,275

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,230	$2,527	$5,412	$9,179
Interest expense (income)	1,349	(28)	1,694	(54)
Amortization	864	464	1,199	927
Provision for income taxes	2,290	1,279	5,087	6,296
Stock-based compensation and related costs	2,987	3,601	4,849	6,265
Transaction costs	1,086	163	1,360	219
Indemnity and other related legal costs	903	745	1,575	1,033
Severance, restructuring and other charges	338	2,952	341	2,952
Adjusted pre-tax income	13,047	11,703	21,517	26,817
Pro forma income taxes	(3,131)	(2,809)	(5,164)	(6,436)
Adjusted net income	$9,916	$8,894	$16,353	$20,381
Total weighted average diluted share count	13,903	16,675	14,863	16,587
Adjusted net income per share	$0.71	$0.53	$1.10	$1.23

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

The following table presents a reconciliation of SG&A to Adjusted SG&A ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total SG&A	$21,373	$19,724	$40,032	$35,937
Less Stock-based compensation and related costs	2,987	3,601	4,849	6,265
Less Transaction costs	1,086	163	1,360	219
Less Indemnity and other related legal costs	903	745	1,575	1,033
Less Severance, restructuring and other charges	338	2,952	341	2,952
Adjusted SG&A	$16,059	$12,263	$31,907	$25,468

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenues

Revenues for the three months ended June 30, 2019 were $58.4 million, a decrease of $13.4 million, or (18.7)%, compared to the same period in 2018. Revenues for the six months ended June 30, 2019 were $145.7 million, a decrease of $2.0 million, or (1.4)%, compared to the same period in 2018.

The decrease in revenue for the three months ended 2019 compared to the comparative period in 2018 is the result of the decrease in policies in force and the $11.9 million additional constraint on revenue due to the FTC order as discussed in Note 8 and Note 12. The comparative increase in revenue for the six months ended June 30, 2019 and 2018 was primarily due to a sales mix shift to longer-duration STM products.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com ("Agile") and our third-party licensed distributors, as Agile sales carry no third-party commission expense.

Third-party commissions for the three months ended June 30, 2019 were $26.9 million, a decrease of $18.7 million, or (41.1)%, compared to the three months ended June 30, 2018. Third-party commissions for the six months ended June 30, 2019 were $87.6 million, a decrease of $3.6 million or (3.9)%, compared to the six months ended June 30, 2018. The change in third-party commissions for the three and six months were primarily due to a favorable adjustment to commissions expense related to the Simple Health cancellations, and a favorable change in estimate of amounts owed under certain prepaid commission agreements.

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

SG&A expense for the three months ended June 30, 2019 was $21.4 million. This represents an increase of $1.6 million, or 8.4%, compared to the three months ended June 30, 2018. SG&A expense for the six months ended June 30, 2019 was $40.0 million, an increase of $4.1 million, or 11.4%, compared to the six months ended June 30, 2018. The increase in SG&A for the three and six months ended June 30, 2019, was primarily attributable to increased transaction costs related to the TogetherHealth acquisition, higher legal fees, and increased marketing spend at Agile.

Provision for Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded a provision for income taxes for $2.3 million and $1.3 million, reflecting effective tax rates of 41.5% and 33.6%, respectively. For the six months ended June 30, 2019 and 2018, we recorded a provision for income taxes for $5.1 million and $6.3 million, reflecting effective tax rates of 48.5% and 40.7%, respectively. See Note 9 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Liquidity and Capital Resources

General

As of June 30, 2019, we had $14.7 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity

Our Indebtedness

At June 30, 2019, we had an outstanding balance from borrowings against the Term Loan Facility of $150.0 million and $65.0 million was available to be drawn upon. As of December 31, 2018, we had $15.0 million outstanding from draws on the Company's previous revolving line of credit. The Company was in compliance with all covenants for all periods. The proceeds from borrowings against the Term Loan Facility during the three and six months ended June 30, 2019 were used to repay the previous revolving line of credit, fund share repurchases, and the acquisition of TogetherHealth as further described in Note 2. See Note 6 to the condensed consolidated financial statements for additional details on our Term Loan Facility.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(8,959)	$16,140
Investing activities	(48,458)	(1,103)
Financing activities	64,956	(6,090)

Cash Flows from Operating Activities

Cash flows from operating activities during the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018. Operating cash flow for the six months ended June 30, 2019 decreased due to the effects of lower income, a collective $3.2 million net increase in advanced commission payments, a decrease in commissions payable of $3.7 million, and by the $3.4 million payment for closing of the market conduct examination.

Cash Flows from Investing Activities

Our primary investing activities for the six months ended June 30, 2019 were attributable to net cash outflows related to the TogetherHealth acquisition of $47.3 million offset by cash outflows for capitalized internal-use software costs of $854,000 and purchases of property and equipment for $285,000. Our primary investing activities for the six months ended June 30, 2018 were attributable to capitalized internal-use software and website development costs of $880,000.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities of $65.0 million was primarily driven by net cash inflows from borrowing on the current and previous credit facility of $135.0 million offset by cash outflows of $63.9 million for purchases of Class A common stock pursuant to our share repurchase plan, distributions to member for $2.3 million, and $1.9 million for payments associated with the net settlement of employee tax liabilities related to restricted share vesting.

During the six months ended June 30, 2018, cash used in financing activities of $6.1 million was primarily driven by distributions to member of $1.0 million and payments of $1.3 million associated with the net settlement of employee tax liabilities related to restricted share vesting.

Off-Balance Sheet Arrangements

Through June 30, 2019, we had not entered into any off-balance sheet arrangements.

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

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described in Note 1 to the accompanying condensed consolidated financial statements, the Notes to the consolidated financial statements included in Part I, Item 7 and Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

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

Carrier Concentration

For the six months ended June 30, 2019, three carriers accounted for 51% of our revenues and for the year ended December 31, 2018, three carriers accounted for 49% of our revenues. For the six months ended June 30, 2019, Federal Insurance Company ("CHUBB") accounted for 26%, Teledoc accounted for 14%, and Lifeshield National accounted for 12% of our revenue. The Company anticipates that its revenues in 2019 will continue to be concentrated among a small number of carriers.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. The Company accrues for losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For a further detailed discussion surrounding legal and other contingencies, see Note 12 "Commitments and Contingencies."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risks," in our 2018 Annual Report on Form 10-K. As of June 30, 2019, there has been no material change in this information.

ITEM 4—CONTROLS AND PROCEDURES

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in the design and operation of our internal controls related to our revenue accounting, which were limited to matters relating to the implementation of ASC 606.

Remediation of Material Weaknesses

To remediate the material weakness, the Company executed a plan which included, but was not limited to, the engagement of independent external consultants to review and evaluate the revenue accounting model, implemented enhanced training on policies, procedures, controls, and technical accounting guidance for contract reviews for revenue accounting, hired additional staff, and implemented a recurring review process for all adjustments to contract assets and liabilities. The Company appropriately remediated the material weaknesses as of June 30, 2019.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Other than was noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 12 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A—RISK FACTORS

The following presents updates and additions to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:

TogetherHealth Risk Factors

We may not be able to successfully recognize anticipated synergies between TogetherHealth and the Company or retain key TogetherHealth employees.

We anticipate that our TogetherHealth business, which we acquired in June 2019, will become an increasingly significant part of our Company’s consolidated revenues and business over time. The success of the TogetherHealth acquisition depends on our ability to leverage the assets and business of TogetherHealth to expand our business, develop new products, and grow our Company’s consolidated revenues and net income. This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources. In order to successfully leverage the TogetherHealth acquisition and expand our business, we will need to integrate, motivate, and retain current and new TogetherHealth employees. If we do not effectively integrate TogetherHealth, retain its key employees, and manage any resulting anticipated growth, our ability to develop new products and grow the consolidated business in the manner anticipated by the acquisition will suffer.

Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

We have conducted a strategic review of our business operations and examined potential areas of investment and strategic emphasis. As a result of this review, we have determined to invest in initiatives to accelerate growth in our Medicare product sales, including Medicare Advantage and Medicare Supplement plans. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among other things.

Our pursuit of and investment in these initiatives involves risks and uncertainties including risks resulting in insufficient revenue to offset any expenses associated with these new investments, inadequate return of capital on our investments, legal and regulatory compliance risks, and issues not discovered in our strategic review that could cause us to fail to realize the anticipated benefits of our investments and incur unanticipated liabilities. Our pursuit of these strategic initiatives may not be successful. If we are not successful in executing our business strategy, our future profitability would be negatively impacted and our business, operating results, and financial condition would be harmed.

Our business may be harmed if we do not market Medicare plans effectively or if our marketing materials are not timely approved.

Health insurance carriers whose Medicare plans we sell through third-party partners approve much of our marketing material, and our partner's call center's scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand for the sale of Medicare plans to Medicare-eligible individuals. Many of these materials also must be filed with the Centers for Medicare and Medicaid Services (“CMS”). In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our marketing material, or partner's call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year’s Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to sell Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

Benefytt Risk Factors

Our reinsurance subsidiary is highly regulated, and changes in these regulations could negatively affect our business.

Benefytt, a recently formed reinsurance subsidiary of the Company, is subject to government regulation in each of the jurisdictions in which it is licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders or holders of debt securities. Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions, and other payments Benefytt can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.

If actual losses exceed our estimated loss reserves, our net income and capital position will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectation of the costs of the ultimate settlement and administration of claims. Losses for casualty and liability lines often take a long time to be reported, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time. As a consequence, actual losses and loss expenses paid may deviate substantially from the reserve estimates reflected in our financial statements.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2019.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 13, 2017, the Company’s Board of Directors authorized a $50.0 million share repurchase program of the Company’s outstanding Class A Common Stock, which was increased to $200.0 million by the Board of Directors on March 14, 2019. The share repurchase authorization permits the Company to periodically repurchase shares for cash through October 2019 in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company’s management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company’s credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and cash from borrowings under our Senior Credit Facility.

During the six months ended June 30, 2019, there were 1,981,241 shares repurchased under the repurchase program at an average price of $32.23.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting of restricted stock awards. During the six months ended June 30, 2019, there were 68,545 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended June 30, 2019:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan(2)
April 1, 2019 through April 30, 2019	—		—	—	93,921,499
May 1, 2019 through May 31, 2019	—		$—	—	93,921,499
June 1, 2019 through June 30, 2019	664,845	(1)	$29.49	630,000	75,277,082
Total	664,845			630,000

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting or exercise of stock-based compensation awards.

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
2.1
Membership Interest Purchase Agreement dated June 5, 2019 by and among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC, RxHelpline, LLC, TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, TogetherHealth Soup, L.P. and solely for the purposes specified herein, Mark Longaro, Robert Gregg and Jason Buchwald. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 7, 2019.

10.1
Credit Agreement dated June 5, 2019 among Health Plan Intermediaries Holdings, LLC, as the Borrower, Health Insurance Innovations, Inc., as the Parent, the subsidiaries of Parent identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, SunTrust Bank as Syndication Agent, Royal Bank of Canada as Co-Documentation Agent and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 7, 2019.

10.2
Security and Pledge Agreement dated June 5, 2019 among the parties identified as Obligors hereunder and Bank of America, N.A., in its capacity as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 7, 2019.

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

HEALTH INSURANCE INNOVATIONS, INC.

August 6, 2019	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 6, 2019	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)