Form 10-Q
period 2019-09-30
Health Insurance Innovations, Inc.
filed 2019-11-12
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ________________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of November 8, 2019, the registrant had 12,296,567 shares of Class A common stock, $0.001 par value, outstanding and 1,916,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS
HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Balance Sheets ($ in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,160	$9,321
Restricted cash	17,607	16,678
Accounts receivable, net, prepaid expenses and other current assets	3,352	2,108
Advanced commissions, net	29,233	29,867
Income taxes receivable	15,012	—
Contract asset, net	158,083	165,494
Total current assets	232,447	223,468
Long-term contract asset, net	153,193	132,566
Property and equipment, net	4,788	5,134
Goodwill	119,399	41,076
Intangible assets, net	36,905	4,217
Deferred tax assets	5,959	25,967
Other assets	522	61
Total assets	$553,213	$432,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,136	$32,397
Commissions payable, net	85,652	106,608
Income taxes payable	—	15,586
Short-term debt, net	7,795	—
Due to member	1,312	7,978
Other current liabilities	359	422
Total current liabilities	128,254	162,991
Long-term commissions payable, net	75,594	84,716
Long-term contingent consideration	57,176	—
Long-term debt, net	150,617	15,000
Due to member	29,091	25,693
Other liabilities	1,340	621
Total liabilities	442,072	289,021
Commitments and contingencies
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 16,219,217 and 14,425,824 shares issued as of September 30, 2019 and December 31, 2018, respectively; 12,287,657 and 12,387,349 shares outstanding as of September 30, 2019 and December 31, 2018, respectively)	16	14
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 1,916,667 and 2,541,667 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively)	2	3
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018)	—	—
Additional paid-in capital	116,203	94,194
Treasury stock, at cost (3,931,560 and 2,038,475 shares as of September 30, 2019 and December 31, 2018, respectively)	(127,489)	(67,185)
Retained earnings	89,222	80,804
Total Health Insurance Innovations, Inc. stockholders’ equity	77,954	107,830
Noncontrolling interests	33,187	35,638
Total stockholders’ equity	111,141	143,468
Total liabilities and stockholders' equity	$553,213	$432,489

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Income (unaudited) ($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$75,272	$71,467	$220,954	$219,180
Operating expenses:
Third-party commissions	35,187	48,669	122,768	139,832
Credit card and ACH fees	1,473	1,570	4,578	4,318
Selling, general and administrative	30,765	18,260	70,797	54,197
Depreciation and amortization	4,805	1,270	7,576	3,655
Total operating expenses	72,230	69,769	205,719	202,002
Income from operations	3,042	1,698	15,235	17,178

Other expense (income):
Interest expense (income)	1,999	15	3,693	(39)
TRA (income) expense	(212)	721	(212)	721
Other expense	—	29	—	88
Net income before income taxes	1,255	933	11,754	16,408
(Benefit) provision for income taxes	(3,584)	(559)	1,503	5,737
Net income	4,839	1,492	10,251	10,671
Net income attributable to noncontrolling interests	39	353	1,833	3,125
Net income attributable to Health Insurance Innovations, Inc.	$4,800	$1,139	$8,418	$7,546

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.43	$0.09	$0.74	$0.62
Diluted	$0.40	$0.08	$0.68	$0.57
Weighted average Class A common shares outstanding
Basic	11,156,747	12,853,739	11,404,200	12,130,722
Diluted	11,903,992	14,060,453	12,311,676	13,302,811

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) ($ in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total Equity, Beginning of Period	$97,349	$189,547	$143,468	$107,001
Class A Share Capital:
Beginning balance	16	14	14	13
Issuance of Class A common stock in a private offering	—	—	1	1
Issuance of Class A common stock for acquisition consideration	—	—	1	—
Ending balance	$16	$14	$16	$14

Class B Share Capital:
Beginning balance	$2	$3	$3	$4
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	(1)	(1)
Ending balance	$2	$3	$2	$3

Additional paid-in capital:
Beginning balance	$107,781	$87,469	$94,194	$71,770
Issuance of Class A common stock in a private offering	6,047	57	7,895	9,231
Issuance of Class A common stock for acquisition consideration	—	—	11,783	—
Issuance of Class A common stock under equity compensation plan	—	3	—	6
Issuance of Class A common stock from treasury	—	—	(402)	—
Issuance of restricted shares from treasury	(730)	—	(5,926)	—
Forfeitures of restricted stock held in treasury	—	—	587	—
Stock-based compensation	3,105	4,431	8,072	10,936
Contributions	—	—	—	17
Ending balance	$116,203	$91,960	$116,203	$91,960

Treasury Stock:
Beginning balance	$(127,979)	$(11,998)	$(67,185)	$(6,887)
Repurchases of Class A common stock	—	(15,701)	(63,916)	(19,502)
Class A common stock withheld in Treasury from restricted share vesting	(240)	(2,160)	(2,129)	(3,470)
Forfeitures of restricted stock held in treasury	—	—	(587)	—
Issuance of restricted shares from treasury	730	—	5,926	—
Issuance of Class A common stock from treasury	—	—	402	—
Ending balance	$(127,489)	$(29,859)	$(127,489)	$(29,859)

Retained Earnings:
Beginning balance	$84,422	$74,217	$80,804	$19,305
Adjustments due to adoption of ASC 606	—	—	—	48,505
Net income	4,800	1,139	8,418	7,546
Ending balance	$89,222	$75,356	$89,222	$75,356

Equity Attributable to Non-controlling Interests:
Beginning balance	$33,107	$39,842	$35,638	$22,796
Adjustments due to adoption of ASC 606	—	—	—	23,866
Net income attributable to non-controlling interest	39	353	1,833	3,125
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	(6,858)	—	(8,615)	(8,047)
Contribution (distribution)	6,899	(654)	4,331	(2,199)
Ending balance	33,187	39,541	33,187	39,541
Total Equity, End of Period	$111,141	$177,015	$111,141	$177,015

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Class A Common Shares Outstanding:
Beginning balance	11,778,253	13,707,715	12,387,349	12,350,981
Repurchases of Class A common stock		(310,890)	(1,981,241)	(426,135)
Issuance of Class A common stock in a private offering	500,000	—	625,000	1,300,000
Issuance of Class A common stock for acquisition consideration	—	—	630,000	—
Issuance of Class A common stock under equity compensation plan	—	163,775	538,393	374,066
Issuance of Class A common stock from treasury	—	—	12,236	—
Issuance of restricted shares from treasury	22,500	—	179,500	—
Class A common stock withheld in treasury from restricted share vesting	(13,096)	(45,397)	(81,641)	(83,709)
Forfeitures of restricted stock held in treasury	—	—	(21,939)	—
Ending balance	12,287,657	13,515,203	12,287,657	13,515,203

Class B Common Shares Outstanding:
Beginning balance	2,416,667	2,541,667	2,541,667	3,841,667
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	(500,000)	—	(625,000)	(1,300,000)
Ending balance	1,916,667	2,541,667	1,916,667	2,541,667

Treasury Shares Outstanding:
Beginning balance	3,940,964	534,334	2,038,475	380,777
Repurchases of Class A common stock	—	310,890	1,981,241	426,135
Issuance of Class A common stock from treasury	—	—	(12,236)	—
Issuance of restricted shares from treasury	(22,500)	—	(179,500)	—
Forfeitures of restricted stock held in treasury	—	—	21,939	—
Class A common stock withheld in Treasury from restricted share vesting	13,096	45,397	81,641	83,709
Ending balance	3,931,560	890,621	3,931,560	890,621

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC. Condensed Consolidated Statements of Cash Flows (unaudited) ($ in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$10,251	$10,671
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	7,720	10,503
Depreciation and amortization	7,576	3,655
Deferred income taxes	22,899	460
Changes in operating assets and liabilities:
Increase in accounts receivable, prepaid expenses and other assets	(1,873)	(398)
(Increase) decrease in advanced commissions	(210)	8,187
Increase in income taxes receivable	(15,012)	(2,542)
Decrease (increase) in contract asset, net	290	(5,693)
(Decrease) increase in income taxes payable	(15,586)	193
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,432)	6,376
Decrease in commissions payable, net	(29,056)	(12,058)
(Decrease) increase in due to member pursuant to tax receivable agreement	(212)	721
Net cash (used in) provided by operating activities	(14,645)	20,075
Investing activities:
Business acquisition, net of cash acquired	(49,895)	—
Acquisition of digital asset	(8,133)	—
Capitalized internal-use software	(1,232)	(1,290)
Purchases of property and equipment	(359)	(534)
Net cash used in investing activities	(59,619)	(1,824)
Financing activities:
Proceeds from borrowing of debt, net of issuance costs	208,412	—
Repayment on borrowings of debt	(65,000)	—
Payments related to tax withholding for share-based compensation	(2,129)	(3,470)
Issuances of Class A common stock under equity compensation plans	—	6
Purchases of Class A common stock pursuant to share repurchase plan	(63,916)	(19,502)
Distributions to member	(2,335)	(2,837)
Net cash provided by (used in) financing activities	75,032	(25,803)
Net increase (decrease) in cash and cash equivalents, and restricted cash	768	(7,552)
Cash and cash equivalents, and restricted cash at beginning of period	25,999	55,827
Cash and cash equivalents, and restricted cash at end of period	$26,767	$48,275

The accompanying notes are an integral part of the condensed consolidated financial statements

Health Insurance Innovations, Inc. Condensed Consolidated Statements of Cash Flows (Continued) Supplemental Cash Flow Information ($ in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$9,210	$7,651
Interest	3,250	6
Non-cash investing activities:
Business acquisition - equity consideration	$11,784	$—
Business acquisition - contingent consideration	18,438	—
Business acquisition - cash withheld by HIIQ to fund post-closing adjustments	2,600	—
Capitalized stock-based compensation	352	433
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$3,610	$10,476
Change in deferred tax asset related to Exchange Agreement	(2,891)	(11,661)
Issuance of Class A common stock in a private offering related to Exchange Agreement	7,896	9,232
Exchange of Class B membership interests related to Exchange Agreement	(8,616)	(8,048)
Reversal of accrued distribution to member of Health Plan Intermediaries Holdings, LLC due to adoption of Sec. 451 (b) proposed regulations (Note 11).	(6,901)	—

The accompanying notes are an integral part of the condensed consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this quarterly report, unless the context suggests otherwise, references to the “Company,” “HIIQ,” “we,” “us,” and “our” refer to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term “HPIH” refers to the stand-alone entity Health Plan Intermediaries Holdings, LLC. The term “HP” refers to HealthPocket, Inc., a subsidiary which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt" refers to Benefytt, LLC, a subsidiary of HIIH which was formed on May 1, 2019. The term “ASIA” refers to American Service Insurance Agency LLC, a subsidiary which was acquired by HPIH (and is wholly owned by HPIH) on August 8, 2014. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. HP, HIIH, Benefytt, TogetherHealth, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

On January 7, 2019, the Company formed Benefytt a registered Arkansas corporation which is wholly owned by HIIH. On May 1, 2019, the Company received approval from the Arkansas Department of Insurance (“ADOI”) to operate as a special purpose reinsurance captive to reinsure select hospital indemnity products. Benefytt has restricted $600,000 of cash per state regulation and is included within restricted cash on the condensed consolidated balance sheet.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

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

Reclassifications

The Company previously presented deferred revenue as a separate line item in the condensed consolidated balance sheets however, during the second quarter of 2019 the Company began presenting deferred revenue as a component of other current liabilities.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

Lease Accounting

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in other assets, other current liabilities, and other liabilities on the condensed consolidated balance sheet as of September 30, 2019. The Company currently does not have any finance leases.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Determining what constitutes a business to qualify as a business combination requires some judgment. Allocating the purchase price requires the Company to identify and estimate the fair values of various assets acquired and liabilities assumed. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Management primarily establishes fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors. Contingent consideration liabilities are reported at their estimated fair values based upon probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value recorded in other expense (income) on the condensed consolidated statements of income. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.

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

The purchase price for the Interests under the Purchase Agreement was approximately $50.0 million in cash, subject to certain closing and post-closing adjustments (the “Cash Consideration”), the issuance of 630,000 shares of the Company’s Class A common stock, and an earn-out agreement pursuant to which the Seller will receive payments over a 5-year post closing period equal to a percentage of the TogetherHealth’s gross margin above specified thresholds. Pursuant to the Purchase Agreement, a portion of the cash consideration consisting of $2.5 million was held back by HPIH in order to fund payment of post-closing adjustments to the cash consideration and post-closing indemnification obligations of the parties of which, $500,000 has since been released. The shares issued pursuant to the Purchase Agreement are subject to lock-up agreements pursuant to which the holders thereof are restricted from selling or transferring such shares for a three-year period, subject to a release from the lock-up of one-third of the subject shares on each of the first three anniversary dates of the Purchase Agreement and subject to other release-acceleration provisions and customary exceptions.

During the nine months ended September 30, 2019, we recognized $736,000 in transaction costs related to the acquisition of TogetherHealth. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will own, which will help facilitate our entry into new markets and revenue streams, such as the market for the sale of Medicare insurance products to individuals 65 years of age or older.

The following table summarizes the revised fair value of the consideration paid for the acquisition as of June 5, 2019 ($ in thousands):

Cash consideration(1)	$49,852
Class A common stock, at fair value(2)(4)	11,783
Earnout consideration, at fair value(3)(4)	49,298
Settlement of intercompany balances	(560)
Total consideration	$110,373

(1)
Cash consideration was $50.0 million, of which $2.5 million was withheld by HPIH for the payment of post-closing adjustments. Measurement period adjustments resulted in $148,000 for working capital adjustments.

(2)
The fair value of the Class A common stock derived from the market price of the stock, adjusted to include a discount for lack of marketability due to the trading restrictions pursuant to the Agreement.

(3)
Represents the updated fair value estimate of income-based contingent consideration, which may be realized by the sellers incrementally over five years after the closing date of the acquisition. The preliminary fair value of the contingent consideration arrangement at the acquisition date was estimated using a risk-adjusted probability analysis as of the acquisition date. Changes to the fair value of the earn out were $35.9 million and relate to accounting for ASC 606 and evaluating the lifetime value of polices. Management estimates the payments to be approximately $57.2 million over the five years however the maximum cash payout is unlimited.

(4)
Management is currently awaiting additional information to complete the valuation. As additional information, as of the purchase date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the re-measurement period (which will not exceed 12 months from the purchase acquisition date). Any such revisions or changes to the fair values of tangible and intangible assets acquired or liabilities assumed could be material.

During the third quarter of 2019, the Company updated its preliminary allocation of the purchase price of the assets and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using information and assumptions available which management believes are reasonable.

The following table summarizes the revised preliminary allocation of the total purchase price for the acquisition: ($ in thousands):

Cash	$179
Accounts receivable and other assets(1)	333
Contract asset(2)(3)	13,506
Property, plant and equipment(1)	34
Intangible asset - brand(2)(4)	430
Intangible asset - BPO relationship(2)(5)	23,800
Goodwill(2)(6)	72,852
Accounts payable, accrued expenses, and other liabilities(1)	(761)
Total	$110,373

(1)
The carrying value of accounts receivable, property, plant and equipment, accounts payable and accrued expenses approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)
Management is currently awaiting additional information to complete the valuation. As additional information, as of the purchase date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the re-measurement period (which will not exceed 12 months from the purchase acquisition date). Any such revisions or changes to the fair values of tangible and intangible assets acquired or liabilities assumed could be material.

(3)	Contract asset increased $5.7 million due to updates related to the accounting for ASC 606 and evaluating lifetime value of polices.

(4)	Brand decreased by $330,000 due to changes in valuation inputs and assumptions. The impact on amortization expense was $37,000.

(5)
The value allocated to the BPO relationship increased by $11.6 million due to changes in valuation inputs and assumptions. Amortization expense increased by $1.9 million as a result of the change in value.

(6)	Goodwill decreased by $18.2 million as a result of the above measurement period adjustments.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value is primarily related to the expected results of future operations of TogetherHealth and the operational synergies we expect to realize as a result of the acquisition. The amount of goodwill that is expected to be deductible for tax purposes is $39.9 million.

As a result of acquiring TogetherHealth, our condensed consolidated results of income include the results of TogetherHealth since the acquisition date. TogetherHealth’s revenues for the three and nine months ended September 30, 2019 were $10.2 million and $11.9 million respectively. For the three and nine months ended September 30, 2019 pre-tax net loss was $76,213 and $4,680, respectively. Pre-tax net loss for the nine months ended September 30, 2019 includes $4.0 million of amortization expense associated with the preliminary valuations of the acquired intangible assets noted above.

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

	($ in thousands, except per share data) Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$75,272	$78,981	$240,639	$239,193
Net income before income taxes	1,255	1,223	16,862	16,336
Net income	4,839	1,713	14,238	10,617
Net income attributable to Health Insurance Innovations, Inc.	4,800	1,307	11,012	7,525
Weighted average Class A common shares outstanding
Net income per share - basic	0.43	0.10	0.97	0.59
Net income per share - diluted	0.40	0.09	0.89	0.54
Weighted average Class A common shares outstanding
Basic	11,156,747	13,483,739	11,404,200	12,760,722
Diluted	11,903,992	14,690,453	12,311,676	13,932,811
Other Acquisitions

On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation, which owned and operated a digital asset in the insurance industry. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with a distribution company to acquire 100% of the outstanding limited liability company interests. The $10.9 million purchase price of the distribution company was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price recorded as goodwill. The purchase price included an earnout with an estimated fair value of $7.9 million, estimated using a risk-based probability analysis. The earnout agreement stipulates payments of $1.0 million per year for the first three years, if certain gross margin thresholds are met, plus a percentage of the acquired company's gross margin above specified thresholds to be paid over five years.

These acquisitions were immaterial in relation to the Company's condensed consolidated balance sheets and statements of income. Additional purchase accounting disclosures have been omitted given the individual and aggregate immateriality of these acquisitions.

3. Leases

The Company has operating leases for real estate and certain equipment. The Company has lease assets of approximately $458,000 reported within other assets on the condensed consolidated balance sheet as of September 30, 2019. Current lease liabilities of approximately $155,000 are reported within other current liabilities and non-current lease liabilities of approximately $238,000 are reported in other liabilities on the condensed consolidated balance sheet as of September 30, 2019. Operating lease expense was $173,000 and $520,000, respectively, for the three and nine months ended September 30, 2019. The difference between the undiscounted cash flows and the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 is approximately $60,000.

Supplemental cash flow information, as of September 30, 2019, related to operating leases was as follows ($ in thousands):

Cash paid within operating cash flows	$549

The weighted-average remaining lease term and discount rates are as follows:

Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	4.41%

As of September 30, 2019, the Company signed an 7.5 year operating lease for new corporate office space which commences the first quarter of fiscal year 2020.

4. Goodwill and Intangible Assets

Goodwill

Our goodwill balance as of September 30, 2019 includes the TogetherHealth acquisition, and an immaterial acquisition as described in Note 2, and from previous acquisitions as described in Note 5 of our Form 10-K for the year ended December 31, 2018.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

Balance as of December 31, 2018	$41,076
Goodwill acquired	78,323
Balance as of September 30, 2019	$119,399

Other Intangible Assets

Our other intangible assets as of September 30, 2019 arose from acquisitions as described in Note 2, and from previous acquisitions as described in Note 5 of our Form 10-K for the year ended December 31, 2018. Intangible assets consist of brand names, carrier networks, distributor relationships, non-competition arrangements, customer relationships, and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net consisted of the following ($ in thousands):

	Weighted-Average Useful Lives Amortization (years)	September 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand(1)	11.0	$1,879	$(542)	$1,337	$1,377	$(481)	$896
Carrier network	—	—	—	—	40	(40)	—
Distributor relationships	0.6	4,059	(3,957)	102	4,059	(3,896)	163
Noncompete agreements	—	45	(45)	—	987	(987)	—
Customer relationships(1)	2.3	29,896	(4,563)	25,333	1,484	(1,183)	301
Capitalized software	7.0	8,000	(6,000)	2,000	8,571	(5,714)	2,857
Total definite lived intangible assets		43,879	(15,107)	28,772	16,518	(12,301)	4,217
Digital asset		8,133	—	8,133	—	—	—
Total intangible assets		$52,012	$(15,107)	$36,905	$16,518	$(12,301)	$4,217

(1)	Amounts reported as of September 30, 2019 are subject to measurement period adjustments for intangible assets acquired as described in Note 2.

Amortization expense for the three months ended September 30, 2019 and 2018 was $4.0 million and $464,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $5.2 million and $1.4 million, respectively.

Estimated annual pretax amortization for intangibles assets in for the remainder of 2019 and each of the next five years and thereafter are as follows ($ in thousands):

Remainder of 2019	$3,922
2020	15,628
2021	7,947
2022	534
2023	114
2024	114
Thereafter	513
Total	$28,772

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Carriers and vendors payable	$16,575	$17,352
Accrued wages	3,654	5,045
Accounts payable	47	688
Accrued professional fees	3,842	1,676
Accrued interest	109	28
Accrued credit card/ACH fees	463	550
Other accrued expenses	8,446	7,058
Total accounts payable and accrued expenses	$33,136	$32,397

Accrued wages decreased due to payment of accrued executive bonuses and continued severance payments for former HPIH and HP executives, offset by additional amounts accrued for 2019 bonus payments. Accrued professional fees increased due to increased legal fees and expenses. Other accrued expenses include amounts for general accounts payable, employee leasing, and other miscellaneous accruals.

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

The Credit Agreement provides for an aggregate principal amount of up to $215.0 million, which consists of: (i) a $65.0 million, three-year revolving credit facility (the “Revolving Credit Facility”), which includes a $10 million sublimit for the issuance of standby letters of credit (each, a “Letter of Credit”) and a $5.0 million sublimit for swingline loans (each, a “Swingline Loan”), and (ii) a $150.0 million term loan facility, all of which was drawn on the Closing Date (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facility”).

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

The debt maturity schedule for our long-term debt is as follows ($ in thousands):

			As of
	Issuance Date	Maturity Date	September 30, 2019	December 31, 2018	Rate
Line of credit	June 2019	2022	$12,000	$15,000	4.24%
Non-current portion of term loan	June 2019	2020 - 2022	139,688	—	4.10%
Non-current portion of unamortized debt issuance costs			(1,071)	—
			$150,617	$15,000
Current portion of term loan	June 2019	2019 - 2020	8,438	—	4.10%
Current portion of unamortized debt issuance costs			(643)	—
Total			$158,412	$15,000

The aggregate contractual maturities of debt for the remainder of 2019 and each of the five fiscal years thereafter are as follows ($ in thousands):

	Remainder of 2019	2020	2021	2022	2023	2024
Debt repayments	$1,875	$9,375	$13,125	$135,750	$—	$—

As of September 30, 2019, and December 31, 2018, there was $96,000 and $28,000, respectively, of accrued interest included in accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2019, we had a $148.1 million outstanding balance from borrowings under the Term Loan Facility and there was $53.0 million available to be drawn upon under the Revolving Credit Facility. As of December 31, 2018, we had a $15.0 million outstanding balance from draws on the prior credit facility. The Company is in compliance with all debt covenants.

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

During the three and nine months ended September 30, 2019 there were 13,096 and 81,641 shares, respectively, transferred to treasury for statutory tax withholding obligations as a result of exercises of stock appreciation rights and vested restricted stock awards. For the three and nine months ended September 30, 2018, respectively, there were 45,400 and 83,700 shares transferred to treasury for statutory tax withholding obligations as a result of vested restricted stock awards.

During the three months ended September 30, 2019, no shares were forfeited to treasury. During the nine months ended September 30, 2019, there were 21,939 restricted shares transferred to treasury as a result of forfeitures. During the three and nine months ended September 30, 2018, there were no restricted shares forfeited to treasury. For the three and nine months ended September 30, 2019, there were cash outflows of $240,000 and $2.1 million, respectively, for shares redeemed to cover the tax obligations for the settlement of vested restricted stock and exercise of stock appreciation rights. During the three and nine months ended September 30, 2018, there was $2.2 million and $3.5 million, of respective cash outflows for such net settlements.

Share Repurchase Program

During the nine months ended September 30, 2019 we repurchased 1,981,241 shares of our registered Class A common stock under the current share repurchase program at an average price per share of $32.23. During the nine months ended September 30, 2018 we repurchased 426,135 shares of our registered Class A common stock at an average price per share of $45.77.

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

On July 3, 2019, under the Exchange Agreement, HPI exchanged 495,000 shares of Class B common stock and 495,000 membership interests of HPIH for 495,000 shares of Class A common stock. On the same date, HPIS exchanged 5,000 shares of Class B common stock and 5,000 membership interests of HPIH for 5,000 shares of Class A common stock. See Note 8 of our 2018 Annual Report on Form 10-K for further information on the Exchange Agreement.

8. Revenue

The following provides updates to our revenue disclosures as provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

TogetherHealth

TogetherHealth operates in two aspects of the Medicare insurance business; consumer engagement, and Medicare insurance sales. The consumer engagement business is through a direct-to-consumer platform which connects individuals with licensed insurance distributors serving the Medicare insurance market through inbound live telephone calls via a telephony platform which transfers inbound calls in real time. The Company typically receives a fixed rate for each inbound call that meets agreed upon standards.

In the Medicare insurance business, THP routes inbound calls to HIIQ’s captive distribution and to THI's business process outsourcing partners ("BPO"), who sell Medicare-related health insurance plans on our behalf. The products being sold include Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans. The Company recognizes revenue for Medicare and consumer engagement sales up front, at the point in-time in which the performance obligations are satisfied. One of THP’s BPO partners is also the same entity for which we have an agency producer agreement, and therefore the BPO labor costs of $2.8 million are classified as a reduction from revenue in the condensed consolidated statement of income.

Remaining Performance Obligations

As of September 30, 2019, approximately $15.3 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for Individual Family Plan ("IFP") and supplemental contracts.

IFP and Supplemental Products - Reassessment of Variable Consideration

After our initial estimate and constraint of variable consideration is made, in accordance with ASC 606 the Company reassesses its estimate and constraint at the end of each reporting period. As more information about the underlying uncertainties becomes known the Company will make adjustments as required.

For IFP and Supplemental product sales, the Company recognizes approximately 95% of the estimated constrained lifetime value of the product at the point-in-time that the sales and marketing services performance obligation is completed. During the three months ended September 30, 2019, we recognized a $2.1 million increase in revenue primarily as a result of an increase in durations for the majority of product categories. During the nine months ended September 30th, 2019 we recognized a $9.8 million decrease of revenue related to the reassessment of variable consideration including changes in estimate due to the cancellations of a portion of the in-force policies sold by Simple Health.

Commissions Expense - In connection with the reassessment of variable consideration, the Company also had a change in estimate for the three-month period ended September 30, 2019 which decreased previously recorded commissions expense by $6.5 million. The change in estimate primarily related to distribution and product mix within the supplemental category. During the nine-month period ended September 30, 2019, the Company recognized a $27.3 million decrease in commission expense which included changes in estimated duration related to the cancellations of a portion of the in-force policies sold by Simple Health. The remaining commissions reassessment related in part to a favorable negotiation of a distributor's contract and a reassessment of certain commission arrangements.

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Sales and marketing services	Member management	Total	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$21,617	$996	$22,613	$12,083	$665	$12,748
HBIP	19,222	1,443	20,665	33,009	2,074	35,083
Supplemental	19,471	1,073	20,544	18,756	1,144	19,900
Medicare	7,798	—	7,798	—	—	—
Other	—	—	—	—	19	19
Services revenue	—	855	855	—	2,209	2,209
Brokerage Revenue	—	—	—	1,210	—	1,210
Consumer engagement revenue	2,581	—	2,581	—	—	—
Other revenue	216	—	216	298	—	298
Total revenue	$70,905	$4,367	$75,272	$65,356	$6,111	$71,467

Timing of Revenue Recognition
Transferred at a point in time	$70,905	$—	$70,905	$65,356	$—	$65,356
Transferred over time	—	4,367	4,367	—	6,111	6,111
Total revenue	$70,905	$4,367	$75,272	$65,356	$6,111	$71,467

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition, for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Sales and marketing services	Member management	Total	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM	$75,474	$2,894	$78,368	$40,955	$2,082	$43,037
HBIP	61,702	4,932	66,634	101,378	6,138	107,516
Supplemental	56,608	3,328	59,936	58,716	3,384	62,100
Medicare	9,001	—	9,001	—	—	—
Other	—	—	—	—	57	57
Services revenue	—	2,979	2,979	—	3,096	3,096
Brokerage revenue	—	—	—	2,821	—	2,821
Customer engagement revenue	3,820	—	3,820	553	—	553
Other	216	—	216
Total revenue	$206,821	$14,133	$220,954	$204,423	$14,757	$219,180

Timing of Revenue Recognition
Transferred at a point in time	$206,821	$—	$206,821	$204,423	$—	$204,423
Transferred over time	—	14,133	14,133	—	14,757	14,757
Total revenue	$206,821	$14,133	$220,954	$204,423	$14,757	$219,180

(1)
For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.

9. Stock-based Compensation

No stock appreciation rights ("SARs") or stock options were granted during the three and nine months ended September 30, 2019.
The following table summarizes restricted shares granted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted shares	23	50	507	63

The following table summarizes stock-based compensation expense ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted shares	$2,943	$4,165	$7,566	$8,940
SARs	162	268	506	1,996
Less amounts capitalized for internal-use software	(118)	(89)	(352)	(433)
Total	$2,987	$4,344	$7,720	$10,503

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of September 30, 2019 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$13,149	2.1
SARs	496	1.4
Total	$13,645

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three months ended September 30, 2019, there were no SARs exercised. During the nine months ended September 30, 2019, there were 152,632 SARs exercised, resulting in an increase of 74,334 issued shares of Class A common stock, net of shares withheld for taxes. During the three and nine months ended September 30, 2018 there were 143,100 and 163,000 SARs exercised, respectively, resulting in an increase of 111,200 and 125,900 shares of issued Class A common stock, respectively. During the three months ended September 30, 2019 there were no SARs forfeited. During the nine months ended September 30, 2019 there were 9,000 SARs forfeited. During the three and nine months ended September 30, 2018 there were 7,500 outstanding SARs forfeited.

During the three and nine months ended September 30, 2019, there were no options exercised. During the three and nine months ended September 30, 2018 there were 2,500 and 5,800 options exercised, respectively. During the three and nine months ended September 30, 2019 and 2018 there were no options forfeited.

During the three months ended September 30, 2019 and 2018, there were no restricted stock awards issued for performance restricted shares. During the nine months ended September 30, 2019 and 2018, there were 147,000 and 179,400 shares of restricted stock issued for performance restricted shares, respectively. These awards were previously granted in which the performance metrics were contractually satisfied during the period. No performance restricted stock awards were issued in the three months ended September 30, 2019 or 2018. During the three and nine months ended September 30, 2019 and 2018, there were no performance restricted stock awards forfeited.

Our current income tax expense was reduced by $120,000 and $487,000 from stock-based activity for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, income tax expense was reduced by $402,000 and $760,000, respectively, from stock-based activity.

10. Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ for the three and nine months ended September 30, 2019 and 2018 were as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income attributable to Health Insurance Innovations, Inc.	$4,800	$1,139	$8,418	$7,546
Weighted average shares—basic	11,156,747	12,853,739	11,404,200	12,130,722
Effect of dilutive securities:
Restricted shares	435,349	573,047	503,130	597,012
SARs	310,394	629,038	402,453	568,692
Stock options	1,502	4,629	1,893	6,385
Weighted average shares—diluted	11,903,992	14,060,453	12,311,676	13,302,811
Basic net income per share attributable to Health Insurance Innovations, Inc.	$0.43	$0.09	$0.74	$0.62
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$0.40	$0.08	$0.68	$0.57

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted shares	188	50	42	50
SARs	—	—	5	105

Additionally, potential common stock totaling 1,916,667 shares at September 30, 2019 and 2,541,667 shares at September 30, 2018 issuable under the Exchange Agreement were not included in diluted shares because such inclusion would be anti-dilutive. See Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on the exchange agreement.

11. Income Taxes

HIIQ is organized as a corporation and as of September 30, 2019, is an 86.5% owner of HPIH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a result, HPIH is not subject to federal and in most state jurisdictions entity level income taxation; however, any taxable income or loss generated by HPIH is passed through to and included in the taxable income or loss of its members, including HIIQ, on a pro rata basis.

The provision for income taxes for HIIQ, inclusive of its allocable share of net taxable income from HPIH, for the nine months ended September 30, 2019 and 2018 is $1.5 million and $5.7 million, respectively, resulting in an effective tax rate of 12.8% and 35.0%, respectively. The amount of income tax expense and the effective tax rate decreased primarily due to the release of the valuation attributable to HPIH from the adoption of Section 451(b) proposed regulations. The effective tax rate for the nine months ended September 30, 2019 is also lower than the federal statutory rate of 21% due to the Company's change in estimate resulting in an adjustment of the Company’s valuation allowance related to its investment in HPIH, as discussed further below.

HPIH wholly-owns HP, a corporation that reports its U.S. federal and state income taxes separate from HIIQ due to the Company’s ownership structure. Consequently, its federal and state tax jurisdictions are separate from those of HIIQ, which prevents deferred tax assets and liabilities of HIIQ and HP from offsetting one another. The effective tax rate for each of the nine months ended September 30, 2019 and 2018 for HP was 0.0%, as we continue to maintain a full valuation allowance against the net HP deferred tax assets. On a standalone basis, excluding the effects of HP’s effective tax rate, the effective tax rate for the nine months ended September 30, 2019 and 2018 for HIIQ is 10.3% and 25.7%, respectively. The decrease primarily relates to an adjustment of the Company’s valuation allowance related to its investment in HPIH as result of the Company’s change in estimate upon the adoption of Section 451(b) proposed regulations.

Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH. Book to tax timing differences that exist in HPIH inherently affect HIIQ’s deferred taxes as the outside basis difference changes.

As previously disclosed, the adoption of ASC 606 in 2018 triggered a deferred tax liability for the additional revenue to be recorded for tax starting in 2018. The Company intended to recognize this adjustment for tax purposes over the four years as allowed under IRC Section 481(a). On September 9, 2019, the IRS and Treasury released Section 451(b) proposed regulations that provide guidance for taxpayers on the timing of recognizing income for tax purposes. The Company currently records book revenue based on members’ expected lifetime collections, not solely current period collections. However, under the proposed Section 451 tax regulations, these forecasted revenues should not be considered for U.S. federal income tax purposes as these forecasted revenues are contingent on the occurrence or nonoccurrence of a future event. While these proposed regulations are not authoritative and are subject to change in the regulatory review process, they can be indicative of current IRS and Treasury views. The Company is electing to adopt these proposed regulations as of the third quarter of 2019, resulting in a change in estimate and the reversal of the IRC Section 481(a) adjustment and other adjustments related to the deferral of revenue for tax purposes during the three months ended September 30, 2019. This change resulted in the release of the previously established valuation allowance on its investment in HPIH. For the three months ended September 30, 2019, this decreased HIIQ’s tax provision by $1.8 million, resulting in a total quarterly tax benefit of $3.6 million and quarterly effective tax benefit of (285.6%).

As of September 30, 2019, the Company does not have a balance of gross unrecognized tax benefits. As such, no amount would favorably affect the effective income tax rate in any future periods.

12. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a former director and former executive officer of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the nine months ended September 30, 2019, HPIH paid cash distributions of $2.3 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI.

Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. As of September 30, 2019, we have no accrued payments recorded in the due to member account on the condensed consolidated balance sheet. On September 9, 2019 the IRS and Treasury released Section 451 (b) proposed regulations that impacted the recorded tax liability of the Company and obligations to HPI and HPIS under this LLC Agreement. Accordingly, we reversed $6.9 million of the remaining accrued distributions within the due to member account as it was no longer probable that the tax liability had been incurred. The reversal is reflected as a contribution from noncontrolling interest as of September 30, 2019 on the condensed consolidated statement of stockholders' equity. See Note 11 for additional information on income taxes and the Section 451 (b) proposed regulations.

Tax Receivable Agreement

As of September 30, 2019, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,750,000 shares of Class A common stock. As of September 30, 2019, as a result of these exchanges, we have recorded a liability of $30.4 million pursuant to the Tax Receivable Agreement ("TRA"), of which $1.3 million is included in current liabilities and $29.1 million is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by the Company's founder, if we generate sufficient taxable income in the future. As of September 30, 2019, we have made $2.4 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Action

The Company received notification of a civil investigative demand from the Massachusetts Attorney General’s Office (“MAG”) on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company’s practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG, and to date three such depositions have occurred. The MAG asked the Company to certify the completeness of the discovery responses provided to the MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The court agreed with the MAG and ordered the Company to produce additional documents and provide further depositions. The Company has asked the court to reconsider its decision, and has also filed an appeal against the decision, based on what the Company believes are factual inaccuracies in the judgment. The court subsequently declined the Company's request however the appeal remains open.

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

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance (the "Department") and following proactive engagement by the Company, the Department withdrew its order and issued a subpoena to the Company and certain insurers to allow it to gather more information. Similar subpoenas have been issued to certain insurers. The subpoenas relate to whether policyholders were eligible to purchase hospital benefit plans. The Company has provided data and documents and continues to liaise with the Department.

Washington Regulatory Action

On November 8, 2018, the Company received notice of an investigation by the Washington State Office of the Insurance Commissioner alleging that the Company may have sold unauthorized products to Washington residents and/or allowed unaffiliated producers to solicit the sale of insurance products. The investigation also alleges that independent sales agents may have misrepresented the products sold. The Company has been provided with findings and a consequent proposal for resolution. The Company continues to liaise with and provide information to the Commissioner's Office in order to determine an accurate position. The Company believes that based on the nature of the allegations that a loss arising from a civil penalty is probable. However, since the facts relating to the allegations are still being resolved, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the investigation of the Company.

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

In a case styled as David Diaz, et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, filed on August 21, 2018, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company’s wholly-owned subsidiary, American Service Insurance Agency (“ASIA”) and that agent is also named as a co-defendant. The Company and the individual defendant have answered a subsequently amended complaint and rejected the substantive allegations. Discovery is expected to continue through April 2020.

In a case styled as Chisholm v. Companion Life Insurance Company, et. al., Case No. 19-cv-04261, U.S. District Court for the Southern District of Texas, filed on November 9, 2018, the plaintiff filed a claim asserting breach of contract and bad faith claims relating to denial of medical bills.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-02186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the “CSI”) which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the plaintiffs in the action are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock on periods ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims. On March 29, 2019, the court sua sponte ordered mandatory mediation before United States Magistrate Judge Christopher Tuite, which did not result in a settlement. On June 28, 2019, the court granted in part, and denied in part, the motion to dismiss, and dismissed all claims against Messrs. Southwell and Kosloske. Discovery is ongoing. The Company intends to vigorously defend against the remaining claims.

On February 18, 2019, a putative class action lawsuit styled Julian Keippel v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael D. Hershberger, Case No. 8:19-cv-00421, was filed against the Company, its chief executive officer, and chief financial officer in the U.S. District Court for the Middle District of Florida. According to the complaint, the plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys’ fees, and costs on behalf of a putative class of individuals and entities that acquired shares of the Company’s common stock during the period February 28, 2018 through November 27, 2018. The complaint alleges that the Company made materially false and/or misleading statements and/or material omissions during the purported class period relating to the Company’s relationship with third parties, particularly Health Benefits One LLC/Simple Health Plans and affiliates. The complaint alleges that, among other things, the Company failed to disclose to investors that a substantial portion of the Company’s revenues were derived from third parties who allegedly used deceptive tactics to sell the Company’s products and that regulatory scrutiny of such third parties would materially impact the Company’s operations. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under the Securities Exchange Act. On May 13, 2019, the court appointed lead plaintiff Oklahoma Municipal Retirement Fund and City of Birmingham Retirement and Relief System and lead counsel Saxena White P.A. The lead plaintiff filed a consolidated amended complaint on July 19, 2019. The consolidated complaint incorporated the allegations from the first complaint and added allegations of alleged materially false or misleading statements or material omissions relating to alleged deficiencies in the Company’s compliance and customer service programs and the number of complaints the Company received from consumers relating to third parties, particularly Health Benefits One LLC/Simple Health and affiliates. The complaint also adds allegations regarding insider stock sales by Messrs. Southwell and Hershberger. The plaintiffs are seeking an undetermined amount of damages, interest, attorneys’ fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company’s common stock during a purported class period of September 25, 2017 through April 11, 2019. On August 28, 2019, the Company moved to dismiss the action, which the court denied on November 4, 2019. The Company intends to vigorously defend against these claims.

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

An individual stockholder, Melvyn Klein, filed a derivative action complaint on June 26, 2019, in the U.S. District Court for the District of Delaware naming as defendants Gavin T. Southwell, former director Michael W. Kosloske, director Paul E. Avery, director Anthony J. Barkett, director Paul Gabos, director Robert Murley, former director Bruce Telkamp, former director Sheldon Wang, and officer Michael D. Hershberger (Case No. 1:19-cv-01206). The derivative complaint asserts alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, and alleged waste of corporate assets. The factual allegations in the complaint are largely the same as the allegations in the above-described DiFalco and Daniels derivative action. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, interest, and attorneys’ fees and costs. This action has been consolidated with the above-described DiFalco and Daniels actions and is subject to the stay entered into on June 5, 2018, and the Company intends to vigorously defend against these claims.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases filed by what has been determined to be serial-professional plaintiffs such as those cases filed by Craig Cunningham, Kenneth Moser, and more recently by additional groups of Plaintiffs led by Robert Hossfeld, Annette Barnes, Mary Bilek, and Paula Foote. In the Cunningham case, the Company's motion for summary judgment is pending. Moser, like Cunningham, has been a plaintiff in hundreds of similar cases against a variety of types of companies nationwide. On August 7, 2019, the U.S. District Court for the Southern District of California (Case No. 17-CV-1127) certified two classes in the Moser case, and the Company timely appealed the Court’s Order on the Motion for Class Certification. The parties are awaiting a ruling on such.

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

Health Benefits One, LLC (Simple Health)

On November 1, 2018, the Company received notice that a lawsuit styled as Federal Trade Commission v. Simple Health Plans, et al. was filed against an independent third-party distributor and its principal, along with their related companies. The Company is not a party to this case. A temporary restraining order ("TRO") was granted by the United States District Court, Southern District of Florida, against Simple Health Plans, LLC and certain of its affiliates, appointing a receiver (the "Receiver") and imposing other restrictions against the defendants in this case. On November 1, 2018, the Company terminated its relationship with all of the defendants, has been in communication and working cooperatively with the appointed Receiver and the FTC. In coordination with the FTC and the appointed Receiver, the Company has completed its transfer of funds to the Receiver that would otherwise be due to Simple Health, and the Company and FTC successfully notified all consumers of their ongoing insurance options.

Separate from the FTC case against Simple Health, a proposed class action, but not yet certified, styled as Belin et. al. v. Health Insurance Innovations, Inc., et. al., Case No. 19-cv-61430, was filed in the U.S. District Court for the Southern District of Florida on June 7, 2019. The case alleges that the Company conspired with Simple Health using a theory of the Racketeer Influenced and Corrupt Organizations Act along with other claims and seeks unspecified damages. The Company's Motion to Dismiss was partially denied and the Company intends to vigorously defend against the claims.

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

Contingent consideration for business acquisitions. Contingent consideration is related to the acquisition of TogetherHealth and an immaterial acquisition as described in Note 2. These acquisitions include periodic cash payments and are valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by TogetherHealth and the other immaterial acquisitions, for us to make payments and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, accounts payable and accrued expenses, and debt as of September 30, 2019 and December 31, 2018, respectively, approximate fair value because of the short-term duration of these instruments.

The following liabilities measured at fair value are as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of September 30, 2019
	as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition consideration	$57,176	$—	$—	$57,176
	$57,176	$—	$—	$57,176

The following table sets forth changes in Level 3 financial liabilities ($ in thousands):

	Three Months Ended September 30,
	2019	2018
Beginning balance	$13,424	$—
Increase in contingent consideration liability	7,878	—
Increase due to measurement period adjustments	35,874	—
Ending balance	$57,176	$—

14. Related Party Transactions

There have been no material changes to the Related Party Transactions disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2018, except for those noted in Note 7 and Note 12 above related to required payments under the TRA, exchanges under the Exchange Agreement, and the HPIH and HPI Operating Agreement.

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

Executive Overview

We are a cloud-based technology platform and distributor of affordable health and life insurance products that meet the demands and needs of our consumers. These products include Medicare, individual and family health insurance plans (“IFP”)

which include short-term medical (“STM”) insurance plans and health benefit insurance plans ("HBIP"). We also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs. We work in concert with carriers to help them develop products for our target markets. We do not process or pay claims. The health insurance products we help develop are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships.
For Medicare, we operate in two aspects of the Medicare insurance business: consumer engagement, and Medicare insurance sales. The consumer engagement business is through a direct-to-consumer platform which connects individuals with licensed insurance distributors serving the Medicare insurance market through inbound live telephone calls via a third-party telephony platform which transfers inbound calls in real time. The Company typically receives a fixed rate for each inbound call that meets agreed upon standards. In the Medicare insurance business, we route inbound calls to our captive distribution and to our business process outsourcing partners ("BPO"), who sell Medicare-related health insurance plans on our behalf. The products being sold include Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

For IFP, we market products to individuals through e-commerce and other licensed-agent distribution channels, consisting of both our internal distribution network, and an external distribution network of independently owned and operated distributors. For a majority of the IFP products we offer, we collect money and manage the members’ non-claims related experience for the IFPs, non-insurance products, and supplemental products.
On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation, which owned and operated a digital asset in the insurance industry. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with a captive distribution company to acquire 100% of the outstanding limited liability company interests. The purchase price of the captive distribution company was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price recorded as goodwill.

Overview of Operating Results

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

•	Revenue was $75.3 million compared to revenue of $71.5 million, an increase of 5.3%.

•	Net income of $4.8 million compared to net income of $1.5 million, an increase of 220.0%.

•	Adjusted EBITDA was $12.8 million compared to Adjusted EBITDA of $9.5 million, an increase of 34.7%.

•	Diluted net income per share was $0.40 compared to diluted net income per share of $0.08, an increase of 400.0%.

Revenue increased for the three months ended September 30, 2019 compared to the same period in 2018 due the diversification of our revenue mix towards Medicare. Lower IFP sales in the quarter were offset by a favorable reassessment of variable consideration of $2.1 million as a result of an increase in durations. In connection with the reassessment of variable consideration, the Company also had a change in estimate for the three months ended September 30, 2019 which decreased commissions expense by $6.5 million. The change in estimate primarily related to distribution and product mix.

The benefit for income taxes for HIIQ, inclusive of its allocable share of net taxable income from HPIH, for the three months ended September 30, 2019 and 2018 was $3.6 million and $559,000, respectively, resulting in an effective tax benefit of (285.6)% and (59.9)%, respectively. The amount of income tax benefit and the effective tax rates decreased in primarily due to the release of the valuation attributable to HPIH from the adoption of Section 451(b) proposed regulations. The effective tax rate is also lower than the federal statutory rate of 21% primarily due to adjustment of the Company’s valuation allowance related to its investment in HPIH, as discussed in Note 11 to the financial statements.

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

Commission rates that we receive for the sale of products are agreed to in advance with the relevant contracted party and vary between contract and policy type. Under our compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. We continue to receive a commission payment as a member renews their policy, or until a plan expires or is terminated.

Premium Equivalents. During the quarter, we determined that Premium Equivalents was no longer a key business metric that we use to evaluate our business performance and facilitate long-term strategic planning. Subsequently, we will no longer be presenting Premium Equivalents as a business metric in our Management's Discussion and Analysis of Financial Condition and Results of Operations.

Expected Duration Units. An expected duration unit ("EDU") represents the cumulative number of months the Company expects to collect from each policy submitted during the period. This metric is important because the vast majority of our revenues are recognized up front at the time the policy is sold. This portion of revenue represents the total amount of commissions we expect to collect over the life of each policy sold. Our expected duration units are an important indicator of our revenues. We have included expected duration units in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget, and to develop short- and long-term operational plans. In particular, the inclusion of expected duration units can provide a useful measure for period-to-period comparisons of our business. Expected duration units has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents expected duration units by product type:

	Expected Duration Units by Product Type(1)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change (%)	2019	2018	Change (%)
IFP	496,700	511,700	(2.9)%	1,693,200	1,600,400	5.8%
Medicare	301,700	—	—	385,400	—	—
Total	798,400	511,700	56.0%	2,078,600	1,600,400	29.9%

(1)	Excludes de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services.

Submitted Applications. Our submitted applications are an important input of our expected revenues when included in context with the corresponding expected average duration of the submitted application. A member may be enrolled in more than one policy or discount benefit plan simultaneously. Submitted applications will differ from the amount of approved applications. We have included submitted applications in this report because in conjunction with expected duration units, it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of submitted applications can provide a useful measure for period-to-period comparisons of our business.

The following table presents submitted applications by product type:

	Submitted Applications by Product Type(1)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change (%)	2019	2018	Change (%)
IFP	56,700	75,300	(24.7)%	192,800	232,000	(16.9)%
Medicare	7,800	—	—	10,000	—	—
Total	64,500	75,300	(14.3)%	202,800	232,000	(12.6)%

(1)	Excludes de-emphasized products where the Company outsourced all sales and marketing obligations and some member management services.

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

The following tables present the LVSA, by product type ($, except # of submitted applications):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Revenue per Submitted Application	# of Submitted Applications	Revenue per Submitted Application	# of Submitted Applications
Short Term Medical <12 months	$346	7,500	$509	29,700
Short Term Medical ≥12 months	881	22,300	469	500
Total STM	747	29,800	508	30,200
Health Benefit Insurance Plans	727	25,500	711	45,100
Supplemental	324	52,600	333	57,000
Medicare(1)	774	7,800	—	—
Total	$552	115,700	$502	132,300

(1)	Revenue per submitted application for Medicare is net of CC&E expenses related to one of our Medicare BPO partners who is deemed a customer under ASC 606.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenue per Submitted Application	# of Submitted Applications	Revenue per Submitted Application	# of Submitted Applications(1)
Short Term Medical <12 months	$343	26,900	$256	100,700
Short Term Medical ≥12 months	948	72,000	305	1,100
Total STM	784	98,900	256	101,800
Health Benefit Insurance Plans	760	91,600	577	130,100
Supplemental	324	176,200	288	179,700
Medicare(2)	828	10,000	—	—
Total	$564	376,700	$371	411,600

(1)	Excludes policies from the block of business that the Company obtained in June 2018. These policies were excluded as the revenue was recognized as part of the member management obligation only.

(2)	Revenue per submitted application for Medicare is net of CC&E expenses related to one of our Medicare BPO partners who is deemed a customer under ASC 606.

Policies in force. We consider a policy to be in force when we have issued a member his or her insurance policy or discount benefit plan and have collected the applicable premium payments, commissions, and/or discount benefit fees. Our policies in force are an important indicator of our expected cash flows. A member may be enrolled in more than one policy or discount benefit plan simultaneously. A plan becomes inactive upon notification to us of termination of the policy or discount benefit plan, when the member’s policy or discount benefit plan expires or following non-payment of premiums or discount benefit fees when due. For most of our IFP and supplemental products, we recognize a small portion of our revenue (5%) over time as the funds are collected from our IFP and supplemental products in force.

The following table presents the number of policies in force by product type:

	As of September 30,
	2019	2018	Change
IFP	171,342	192,666	(11.1)%
Supplemental products	161,050	185,271	(13.1)%
Medicare	14,305	—	—
Total	346,697	377,937	(8.3)%

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,839	$1,492	$10,251	$10,671
Interest expense (income)	1,999	15	3,693	(39)
Depreciation and amortization	4,805	1,270	7,576	3,655
(Benefit) provision for income taxes	(3,584)	(559)	1,503	5,737
EBITDA	8,059	2,218	23,023	20,024
Stock-based compensation and related costs	2,987	4,500	7,836	10,766
Transaction costs	331	64	1,691	283
Tax receivable agreement liability adjustment	(212)	721	(212)	721
Indemnity and other related legal costs	1,615	1,301	3,190	2,334
Severance, restructuring and other charges	—	706	341	3,658
Adjusted EBITDA	$12,780	$9,510	$35,869	$37,786

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,839	$1,492	$10,251	$10,671
Interest expense (income)	1,999	15	3,693	(39)
Amortization	4,024	464	5,223	1,391
(Benefit) provision for income taxes	(3,584)	(559)	1,503	5,737
Stock-based compensation and related costs	2,987	4,500	7,836	10,766
Transaction costs	331	64	1,691	283
Tax receivable agreement liability adjustment	(212)	721	(212)	721
Indemnity and other related legal costs	1,615	1,301	3,190	2,334
Severance, restructuring and other charges	—	706	341	3,658
Adjusted pre-tax income	11,999	8,704	33,516	35,522
Pro forma income taxes	(2,880)	(2,089)	(8,044)	(8,525)
Adjusted net income	$9,119	$6,615	$25,472	$26,997
Total weighted average diluted share count	13,832	16,602	14,242	16,592
Adjusted net income per share	$0.66	$0.40	$1.79	$1.63

Adjusted SG&A. During the quarter, we determined that Adjusted SG&A was no longer a key business metrics that we use to evaluate our business performance and facilitate long-term strategic planning. Subsequently, we will no longer be presenting Adjusted SG&A as a business metric in our financial statements.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Revenues for the three months ended September 30, 2019 were $75.3 million, an increase of $3.8 million, or 5.3%, compared to the same period in 2018. Revenues for the nine months ended September 30, 2019 were $221.0 million, an increase of $1.8 million, or 0.8%, compared to the same period in 2018. Revenue increased for the three months ended September 30, 2019 compared to the same period in 2018 due the diversification of our revenue mix towards Medicare. For the three months ended September 30, 2019, the Company had $10.2 million of revenue as a result of the acquisition of TogetherHealth being included in the results for the full quarter.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling products to members, which we pay monthly for existing members and on a weekly basis for new members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between Medicare, AgileHealthInsurance.com ("Agile") and our third-party licensed distributors, as Medicare and Agile sales carry no third-party commission expense.

Third-party commissions for the three months ended September 30, 2019 were $35.2 million, a decrease of $13.5 million, or (27.7)%, compared to the three months ended September 30, 2018. Third-party commissions for the nine months ended September

30, 2019 were $122.8 million, a decrease of $17.1 million or (12.2)%, compared to the nine months ended September 30, 2018. Third-party commissions, as a percentage of revenue, decreased during the quarter due in part to the continued planned diversification of our revenue mix towards Medicare, which do not have an associated commissions expense. The Company also had a change in estimate in connection with a reassessment of variable consideration for the three months ended September 30, 2019 primarily related to a change in distribution and product mix within the supplemental category. During the nine months ended September 30, 2019 the Company had reassessments of estimates relating to a favorable negotiation of a distributor's contract, a reassessment of certain commission arrangements, and cancellation of a portion of the in-force policies sold by Simple Health.

Selling, General and Administrative Expense

Our SG&A expenses largely consist of personnel, marketing, and advertising costs. In addition, SG&A also includes expenses for outside professional services and technology expenses, including legal, audit, and financial services and the maintenance of our administrative technology platform and marketing costs for online advertising.

SG&A expense for the three months ended September 30, 2019 was $30.8 million. This represents an increase of $12.5 million, or 68.5%, compared to the three months ended September 30, 2018. SG&A expense for the nine months ended September 30, 2019 was $70.8 million, an increase of $16.6 million, or 30.6%, compared to the nine months ended September 30, 2018. The increase in SG&A for the three months ended September 30, 2019, was primarily attributable to increased spending during the quarter to build out capacity for fourth quarter open enrollment activity and increased marketing and advertising costs as well as the inclusion of Together Health SG&A expense. The seasonal investment included staffing, training, and professional fees. The increase in SG&A for the nine months ended September 30, 2019 also included transaction costs relating to our investment in TogetherHealth.

Provision for Income Taxes

The provision for income taxes for HIIQ, inclusive of its allocable share of net taxable income from HPIH, for the nine months ended September 30, 2019 and 2018 was $1.5 million and $5.7 million, respectively, resulting in an effective tax rate of 12.8% and 35.0%, respectively. The amount of income tax expense and the effective tax rate decreased primarily due to the release of the valuation attributable to HPIH from the adoption of Section 451(b) proposed regulations. The effective tax rate for the nine months ended September 30, 2019 is also lower than the federal statutory rate of 21% due to adjustment of the Company’s valuation allowance related to its investment in HPIH, as discussed in Note 11 to the financial statements.

Liquidity and Capital Resources

General

As of September 30, 2019, we had $9.2 million of cash and cash equivalents. We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

At September 30, 2019, we had an outstanding balance from borrowings against the Revolving Line of Credit and the Term Loan Facility of $148.1 million. As of September 30, 2019, there was $53.0 million available to be drawn upon.

As of December 31, 2018, we had $15.0 million outstanding from draws on the Company's previous revolving line of credit. The Company was in compliance with debt covenants for all periods. The proceeds from borrowings against the line of credit and the Term Loan Facility during the three and nine months ended September 30, 2019 were used to repay the previous revolving line of credit, fund share repurchases, and the acquisition of TogetherHealth and others as further described in Note 2. See Note 6 to the condensed consolidated financial statements for additional details on our Term Loan Facility.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(14,645)	$20,075
Investing activities	(59,619)	(1,824)
Financing activities	75,032	(25,803)

Cash Flows from Operating Activities

Cash flows from operating activities during the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018. Operating cash flow for the nine months ended September 30, 2019 decreased due to an increase in advanced and prepaid commission payments, a decrease in commissions payable and by the $3.4 million payment for closing of the market conduct examination.

Cash Flows from Investing Activities

Our primary investing activities for the nine months ended September 30, 2019 were attributable to net cash outflows related to business acquisitions of $49.9 million, the purchase of a digital asset for $8.1 million, capitalized internal-use software costs of $1.2 million and purchases of property and equipment for $359,000. Our primary investing activities for the nine months ended September 30, 2018 were attributable to capitalized internal-use software and website development costs of $1.3 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities of $75.0 million was primarily driven by net cash inflows from borrowing on the current and previous credit facility of $143.4 million offset by cash outflows of $63.9 million for purchases of Class A common stock pursuant to our share repurchase plan, distributions to member for $2.3 million, and $2.1 million for payments associated with the net settlement of employee tax liabilities related to restricted share vesting.

During the nine months ended September 30, 2018, cash used in financing activities of $25.8 million was primarily driven by distributions to member of $2.8 million, Class A common stock repurchases of $19.5 million, and payments of $3.5 million associated with the net settlement of employee tax liabilities related to restricted share vesting.

Off-Balance Sheet Arrangements

Through September 30, 2019, we had not entered into any off-balance sheet arrangements.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Determining what constitutes a business to qualify as a business combination requires some judgment. Allocating the purchase price requires the Company to identify and estimate the fair values of various assets acquired and liabilities assumed. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Management primarily establishes fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors. Contingent consideration liabilities are reported at their estimated fair values based upon probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value recorded in other expense (income) on the condensed consolidated statements of income. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risks," in our 2018 Annual Report on Form 10-K. As of September 30, 2019, there has been no material change in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2019.

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

No shares were repurchased during the three months ended September 30, 2019. During the nine months ended September 30, 2019, there were 1,981,241 shares repurchased under the repurchase program at an average price of $32.23.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting of restricted stock awards. During the nine months ended September 30, 2019, there were 81,641 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended September 30, 2019:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan(2)
July 1, 2019 through July 31, 2019	—		—	—	75,277,082
August 1, 2019 through August 31, 2019	873		$24.90	—	75,277,082
September 1, 2019 through September 30, 2019	12,223	(1)	$17.81	—	75,277,082
Total	13,096			—

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting or exercise of stock-based compensation awards.

(2)
Maximum dollar value of shares that may yet be repurchased under the repurchase program reflects the remaining authorized repurchase amount of $39.2 million at January 1, 2019 then adjusted by repurchase activity and the Board authorized increase on March 14, 2019.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
10.1*	Office lease agreement between Buschwood Tampa LLC and Health Insurance Innovations, Inc. dated August 23, 2019.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

*        Document is filed with this Quarterly Report on Form 10-Q.
**        Document is furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH INSURANCE INNOVATIONS, INC.

November 12, 2019	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 12, 2019	/s/ Michael D. Hershberger
MICHAEL D. HERSHBERGER
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)