Form 10-K
period 2019-12-31
Health Insurance Innovations, Inc.
filed 2020-03-04
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
 ___________________________________________________
FORM 10-K
 ___________________________________________________

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant's telephone number, including area code:
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
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company," in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's Class A and Class B common stock held by non-affiliates of the registrant, as of June 30, 2019, was approximately $276.4 million. Such aggregate market value was computed by reference to the closing price of the Class A common stock as reported on the NASDAQ Global Market on June 28, 2019.

As of February 28, 2020, there were 12,238,049 shares of the registrant's Class A common stock, $0.001 par value per share, outstanding and 1,016,667 shares of the registrant's Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2020 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

INTRODUCTION

Health Insurance Innovations, Inc. ("HIIQ") is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer (1) prior to the February 13, 2013 closing of an initial public offering ("IPO") of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC ("HPI") and Health Plan Intermediaries Sub, LLC ("HPIS"), its consolidated subsidiary, and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term "HPIH" refers to the stand-alone entity Health Plan Intermediaries Holdings, LLC. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019 and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in "Item 1. Business," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed "Item 1A. Risk Factors."

We cannot guarantee future results, level of activity, performance, achievements, events or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

PART I

ITEM 1. BUSINESS

Overview

We are a technology driven distributor of Medicare, health and life insurance products that meet the demands and needs of our consumers. Our business is comprised of two operating segments: our Medicare Segment, which includes our offering of Medicare-related health insurance plans, and our IFP Segment which includes individual and family health insurance plans ("IFP"), short-term medical ("STM") insurance plans, health benefit insurance plans ("HBIP") and supplemental products which include a variety of additional insurance and non-insurance products. We actively market products to individuals through televised commercials, e-commerce platforms and digital marketing campaigns, strategic marketing partner relationships, and other licensed-agent distribution channels, consisting of both our internal distribution network, and an external distribution network of independently owned and operated distributors.

The health insurance products we sell are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. Other than with respect to the activities of Benefytt Reinsurance, which is described further below, we are not an insurer, we assume no underwriting, insurance or reimbursement risk.

Medicare Segment

Our Medicare segment is centered around two activities: consumer engagement and Medicare insurance distribution. The consumer engagement business operates through a direct-to-consumer platform which connects individuals with licensed insurance agents serving the Medicare insurance market through inbound live telephone calls via a third-party telephony platform which transfers inbound calls in real time. In the Medicare insurance business, we route inbound calls to both our internal captive distribution channel as well as to our business process outsourcing partners ("BPO") distribution channel, who distribute Medicare-related health insurance plans on our behalf. Medicare products offered include Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

The Company's entrance into the Medicare distribution and consumer engagement business was marked by the purchase of TogetherHealth on June 5, 2019. This acquisition marked the beginning of the Company's strategic shift toward Medicare as the core product line and during the fourth quarter of 2019, the Company concluded that the Company's chief operating decision maker required a two-segment reporting view to better measure performance and profitability of the two lines of business. The Company has previously announced a de-emphasis of the IFP segment, allowing continued new product distribution only with select e-commerce focused distributors, so the Company can focus on accelerating growth of the Medicare segment.

The Company has also acquired a premier domain name and has complemented that investment with the development of powerful online shopping and comparison tools for Medicare-related insurance plans as well as educational resources specific to the Medicare segment. The domain will serve as an industry-defining private e-commerce marketplace for Medicare insurance products where consumers can shop, compare, and purchase plans online. We also expect the domain to generate a significant amount of consumer demand which will flow through to all distribution channels.

IFP Segment

We partner with e-commerce distributors to provide affordable IFP plans to individuals and families. We also market IFP through licensed-agent distribution channels, consisting of both our internal distribution network and an external distribution network of independently owned and operated distributors. STM plans feature a streamlined underwriting process offering immediate purchase options. STM plans offer qualifying individuals, under the age of 65, fixed duration insurance benefits. STM plans generally provide health insurance coverage with an open-provider network and a wide range of deductible and copay levels.

HBIPs are insurance products with undefined policy term lengths that include both guaranteed-issue and underwritten plans that pay fixed cash benefits, and additional benefits for certain plans, for covered procedures and services for individuals under the age of 65.

Supplemental insurance and non-insurance products include life insurance policies, dental plans, vision plans, cancer/critical illness plans, deductible and gap protection plans, and pharmacy benefit cards, that are frequently purchased as supplements to IFPs. These supplemental products typically do not have defined policy term lengths and are not affected by regulations relating to maximum duration or renewal of STM products.

Through our website, HealthPocket.com, we provide consumers with access to health insurance information search and comparison technology. This website allows consumers to easily and clearly compare and rank health insurance plans available for an individual, family or small business, empowering consumers to make informed health plan decisions. The Company also has a direct-to-consumer insurance website that allows consumers to research health insurance trends, comparison shop, and purchase IFPs under the AgileHealthInsurance® brand ("Agile").

In May 2019, the Company formed Benefytt Reinsurance, a captive reinsurance company which only engages in the reinsurance of certain insurers' IFP business that was provided and administered by HIIQ. The current operations of Benefytt Reinsurance have not been material to the Company's financial statements.

We are a Delaware corporation, and we were incorporated on October 26, 2012.

Recent Developments

Acquisition of TogetherHealth and Entrance into Medicare Business

On June 5, 2019, the Company purchased TogetherHealth, which marked the beginning of the Company's strategic shift toward Medicare as the core product line.

Exploration of Strategic Alternatives

On July 26, 2019, we announced that our Board of Directors commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, a sale of the Company or a portion thereof, a strategic business combination, changes in the Company’s operations or strategy, or continuing to execute on the Company’s current business plan. On March 3, 2020, the Company announced that the review of potential strategic alternatives was ongoing.

Change in Business Strategy

On December 20, 2019, we announced a change in our overall business strategy to accelerate growth within the Medicare segment. The IFP segment will be de-emphasized moving forward and our focus for IFP will be to maximize cash flows and enhance e-commerce capabilities. By decreasing emphasis on new business within the IFP segment, we will be able to use cashflows from the IFP segment to invest in accelerating growth of the Medicare segment.

Exchange of Remaining Class B Common Stock

On February 12, 2020, the holders of our Class B common stock notified the Company that have elected to exchange all remaining shares of Class B common stock, together with an equal number of Series B Membership Interests in HPIH, into an aggregate of 1,016,667 shares of our Class A common stock (the “Final Class B Exchange”) pursuant to the Exchange Agreement, dated February 13, 2013, among the Company, HPIH, and the holders of the Class B common stock (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the closing of the Final Class B Exchange is scheduled to occur on April 7, 2020 unless the Company elects to effectuate the Final Class B Exchange on an earlier date. Upon the closing of the Final Class B Exchange, the Company will cease to have any shares of Class B common stock outstanding and will own 100% of the equity interest in HPIH.

Corporate Name Change and Ticker Symbol Change

On March 3, 2020, the Company announced that the Company will file a Certificate of Amendment to its Certificate of Incorporation to change the Company’s name to “Benefytt Technologies, Inc.” effective as of March 6, 2020, and the Company’s trading symbol on the Nasdaq Global Market will also be changed from “

Health Insurance Industry and Market Opportunity

Medicare is a federal program that provides persons 65 years of age and over, and some persons under the age of 65 who meet certain conditions, with hospital and medical insurance benefits. Medicare beneficiaries generally have a choice between Medicare Fee-For-Service and Medicare Advantage plans. Medicare Fee-For-Service is a government health insurance plan where the consumer is responsible for select health care related payments with no limit on out-of-pocket expenses. To increase coverage, Medicare Fee-For-Service beneficiaries can purchase commercially offered Medicare Supplement plans. Medicare Advantage is an alternative to Medicare Fee-For-Service. Under Medicare Advantage Plans, the Centers for Medicare and Medicaid Services

("CMS") contracts with private health insurance carriers under the Medicare Advantage program and Medicare Part D prescription drug plans. Under these programs, the government generally pays insurers a fixed amount of money each year per enrollee to cover healthcare expenses rather than making payments directly to providers under Medicare Fee-For-Service. Medicare Advantage plans are required to cover the same services as Medicare Fee-For-Service and usually cover a variety of other health care services and include a cap on out-of-pocket spending for the consumer.

In recent years there have been major changes to health insurance laws. Some of these changes were implemented under the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which we collectively refer to as "Healthcare Reform." Healthcare Reform imposed requirements on a broad segment of the population, including, through December 31, 2018, a mandate that most individuals carry health insurance or face tax penalties (the "Individual Mandate Penalty"); tax credits and subsidies for the policy premium costs of individual major medical plans ("IMM") for qualifying individuals; the establishment of a mandatory set of ten Essential Health Benefits for IMM plans; a mandate that certain employers offer most of their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM insurance plans using pre-existing health conditions as a reason to deny an application for health insurance; and medical loss ratio ("MLR") requirements that require each health insurance carrier to spend a certain percentage of its IMM premium revenue on reimbursement for clinical services and activities that improve healthcare quality.

Healthcare Reform has, among other things, contributed to a dramatic increase in the unsubsidized average premium for IMM plans, caused carriers to narrow networks available under IMM plans and restricted the availability (except in limited circumstances) of open enrollment periods. Our IFP plans' affordable premium prices, wide acceptance among healthcare providers and year-round availability provide value to the consumer that may not be available under PPACA health plans. Our IFP products are not subject to narrow networks and are exempt from the minimum MLR thresholds, pre-existing condition provision restrictions, and Essential Health Benefits requirements under Healthcare Reform, allowing us to provide health insurance products with average premium cost typically more affordable than unsubsidized PPACA health plans. We believe that these dynamics in the health insurance industry present an opportunity to increase our market share in the individual health insurance market.

Ongoing changes in the health insurance industry have expanded and reshaped our target market and we believe the market will continue to evolve. We intend to continue to pursue opportunities to help meet consumers' needs for affordable health insurance. We believe that our technology platform, product focus, and industry expertise will allow us to gain an increasing share of this dynamic market.

Our Strategy

Our objective is to increase shareholder value by increasing our demand generation capabilities, expanding capacity of our Medicare distribution channels, leveraging our technology to serve our existing consumer base and continuing to provide an outstanding member experience. Our principal strategies to meet these objectives are:

•
Medicare Market. With the strategic acquisition of TogetherHealth and our expanded captive distribution, the Company positioned itself for a strong entrance into the Medicare space prior to the 2019 Medicare annual open enrollment period. Continued investment in technology, distribution, compliance, and marketing is expected to drive continued growth.

•
Data-Driven Product Innovation. We will continue to utilize vast amounts of data to constantly enhance and diversify our product portfolio to provide consumers with more robust choices for their health insurance needs.

•
Outstanding Member Experience. We have invested significant resources and strive to be market leaders in our member services. We continue to invest in technologies that improve the member experience and increase member retention.

•
Maximize e-Commerce Opportunity. We believe that e-commerce is an efficient and compliant distribution channel that we see as a continued investment opportunity. We will continue to expand our direct to consumer web presence with continued focus on its profitability.

•
Expand Compliant Distribution. The traditional distribution network we access includes independently owned and operated internet distributors and licensed-agent call centers to sell insurance products. The technology platform and other support that we provide, and the terms on which we trade with our distribution network, motivates distributors to work with us. We provide distributors with training, audit and other support, and monitoring, and we continue to improve our distributor compliance.

•
Increased Consumer Awareness. We believe that increased consumer awareness will enhance consumer choice and increase understanding of products that are available in the health insurance market. Through our enhanced member experience, e-commerce platforms, targeted marketing campaigns, and collaboration with regulatory and government entities, we will continue to drive awareness and education in the market.

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

Our Competitive Strengths

Proprietary, Web-Based, Direct-to-Consumer Technology Platforms

Our business utilizes a unique and scalable proprietary, web-based technology platform for products offered in our IFP segment. Our technology represents a distinct competitive advantage as it reduces the need for member support agents, the time associated with quoting, billing, underwriting, fulfillment, sale and marketing, and provides significant operating leverage as we add members and product offerings.

Our Core Technology

Our core technology platform processes and combines data that is used in insurance plan and product design, sales and distribution of insurance products, member services, business and regulatory compliance, and general reporting. Key elements of our core technology platform include:

•	Quote-Buy-Print. Individuals access our technology platform through our distribution channels and can quote products and buy and print their policy documents and identification cards at any time.

•
Automated Underwriting. The entire underwriting process is handled by our core technology platform through the use of health questionnaires approved by the insurance carriers. Underwriting for IFP products is an immediate accept or reject decision based on a prospective member's answers to an abbreviated online health-related questionnaire.

•	Payment. Through our online platform, we receive credit card and Automated Clearing House ("ACH") payments directly from members at the time of sale and automatically process recurring payments.

•	Member Services. Members have the ability to log-in and change payment information and print new identification cards, all without the need of a customer service representative.

•
Verification and Compliance. We incorporate eSign technology from Adobe Sign, part of Adobe Inc., on our platform to streamline compliance by providing real-time verification to our members' mobile devices. This technology has allowed us to further automate our compliance program, enhancing quality while minimizing overhead.

•
Adaptability. Our core technology platform is highly adaptable and can support a wide range of insurance products. This allows us to be product agnostic and quickly add or remove products as required by shifting market dynamics.

MyBenefitsKeeper® ("MBK")

The addition of MBK has further enhanced our technological advantage by simplifying and improving the member experience by allowing members to manage benefits and purchase products via our online member portal. MBK will continue to be an integral component of our strategic advantage and value proposition, regardless of product mix, helping to increase retention as well as revenue per member.

Established Long-Standing Insurance Carrier Relationships

Our management team has developed close relationships with the senior management teams of many of our insurance carriers. We believe that the nature of our relationships with our insurance carriers, combined with our product knowledge and technology platform, allow us to provide value-added products to our members. We also continue to develop relationships with new carriers to help us expand our Medicare product portfolio.

Long-Term Relationships with Licensed Insurance Distributors

Our scalable technology platforms, our relationships with multiple insurance carriers, our focus on compliance, and our product expertise make us a partner of choice for our distributors. We leverage our long-standing insurance carrier relationships to access highly competitive products which are desirable to distributors. Our management team has built a broad network of e-commerce focused distribution partners and is continuously vetting new, highly compliant, third-party licensed independent distributors.

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

Sales and Marketing

Our commercial sales and marketing initiatives primarily consist of hiring experienced sales professionals to strengthen our relationships with existing and potential third-party distributors, implementing marketing campaigns, attending industry-sponsored events, and direct-to-consumer via the internet.

We derive a significant portion of our website traffic through contractual marketing relationships with online businesses. These marketing relationships include online advertisers, content providers and insurance lead aggregators. We also attract website traffic from consumers who search for health insurance through internet search engines. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to internet searches broadly relating to health insurance topics. As part of this marketing strategy, we employ both algorithmic listings and paid advertisements to attract consumers to our website.

Seasonality

The distribution of Medicare-related insurance plans is impacted by Healthcare Reform and the majority of Medicare policies are sold during the fourth quarter's annual Medicare open enrollment period. During these periods, Medicare eligible individuals can enroll or change their Medicare Advantage and Medicare Part D coverage.

During the times that these open enrollment periods are closed, consumers continue to age into Medicare throughout the year and are able to enroll in plans through an initial enrollment period. We also have the ability to sell our IFP and supplemental products as health insurance to consumers who are unable to enroll in plans under PPACA. Other seasonality trends may develop and the existing seasonality and consumer behavior that we have experienced to date may change as legislative and/or regulatory changes to Healthcare Reform continue and our markets change.

The marketing and sale of IFP and supplemental plans is also subject to seasonal fluctuations. The open enrollment period was open in the fourth quarter of 2019, at which time individuals could enroll in PPACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the ability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA.

Competition

The market for selling insurance products is highly competitive and the sale of health insurance over the internet is rapidly evolving. We compete with individuals and entities that offer and sell health insurance products utilizing traditional distribution channels, as well as the internet. Our current and potential competitors include:

Exchanges. Government and privately administered exchanges ("Exchanges") have been established under Healthcare Reform where individuals can select and purchase health insurance plans. With respect to Medicare, we compete with the federal government’s original Medicare program. CMS also offers Medicare plan online enrollment, information and comparison tools and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS has regulatory authority over the Medicare Advantage program and can influence the competitiveness of Medicare Advantage and Medicare Part

D prescription drug plans compared to the original Medicare program, as well as the compensation that health insurance carriers are allowed to pay us.

Traditional Local Insurance Agents. There are thousands of local insurance agents across the United States who sell health insurance products in their communities. We believe that the vast majority of these local agents offer health insurance without significantly utilizing the internet or technology other than simple desktop applications such as word processing and spreadsheet programs. Some traditional insurance agents, however, utilize general agents that offer online quoting services and other tools to obtain quotes from multiple carriers and prepare electronic benefit proposals to share with their potential members. These general agents typically offer their services only for the small and mid-sized group markets (not the individual and family markets) and operate in only a limited geographic region. Additionally, some local agents use the internet to acquire new consumer referrals from companies that have expertise in internet marketing. These "lead aggregator" companies utilize keyword search, primarily paid keyword search listings on various online search engines and other forms of internet advertising, to drive internet traffic to the lead aggregator's website. The lead aggregator then collects and sells consumer information to agents and, to a lesser extent, to carriers, both of whom endeavor to close the referrals through traditional offline sales methods.

Health Insurance Carriers' "Direct-to-Member" Sales. Some carriers directly market and sell their plans and products to consumers through call centers and their own websites. Although we offer health insurance plans and products for many of these carriers, they also can compete with us by offering their products directly to consumers. Most of these carriers have brand recognition, extensive marketing budgets and significant financial resources to influence consumer preferences for searching and buying health insurance online.

Online Agents. There are a number of agents that operate websites and provide an online shopping experience for consumers interested in purchasing health insurance (e.g., online quoting of health insurance product prices). Some online agents also sell non-health insurance products such as auto insurance, life insurance and home insurance.

We believe the principal factors that determine our competitive advantage in the online distribution of health insurance include the following:

•	direct-to-consumer engagement platform;

•	proprietary, web-based technology platform;

•	powerful shopping and comparison tools;

•	strength of carrier relationships and depth of technology integration with carriers;

•	data-driven product strategy;

•	highly automated compliance program;

•	strength of distribution relationships; and

•	seasoned management.

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

For more information see Item 1A. Risk Factors—"We rely on third-party vendors to develop, host, maintain, support and enhance our technology platform" and Item 1A. Risk Factors—"Our failure to obtain, maintain and enforce the intellectual property rights on which our business depends could have a material adverse effect on our business, financial condition and results of operations."

Healthcare Laws and Regulations

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change. Federal and state legislatures may also enact various legislative proposals that could materially impact certain aspects of our business.

In addition to federal and state healthcare laws, we are also subject to regulations and guidelines issued by CMS that place a number of requirements on health insurance carriers and agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. We are subject to similar requirements of state insurance departments with respect to our marketing and distribution of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, our health insurance carrier partners are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and distribution of Medicare-related plans are ambiguous, complex and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

Healthcare Reform

In March 2010, Healthcare Reform was signed into law. Healthcare Reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, Healthcare Reform includes a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer IMM plans using pre-existing health conditions as a reason to deny an application for health insurance; MLR requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve healthcare quality; establishment of Exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Healthcare Reform amended various provisions in many federal laws, including the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare Reform has been implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Many of the PPACA regulations became effective on or before January 1, 2014, but regulatory changes continue. Through these regulations, the federal government and its implementing agencies may regulate or otherwise impose restrictions upon all types of health insurance including the IFP products that we sell. Although the U.S. Supreme Court upheld Healthcare Reform's mandate requiring individuals to purchase health insurance in 2012, the Tax Cuts and Jobs Act (the "Tax Act") has eliminated the Individual Mandate Penalty for individuals who do not purchase such health insurance beginning in 2019, and there is continuing uncertainty about whether other parts of Healthcare Reform or PPACA regulations will remain in effect or be further amended, with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of Healthcare Reform or Healthcare Reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to Healthcare Reform. As described under "Item 1. Business—Health Insurance Industry and Market Opportunity," Healthcare Reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Short-Term, Limited-Duration Insurance: Final Rule

The Departments of Health and Human Services, Labor, and Treasury, effective October 2, 2018, published a rule that changed the way that short-term, limited duration insurance coverage is regulated. The new rule extended the maximum duration of these plans allowing for renewal or extensions for up to 36 months, subject to state law. The new rule included updated notice requirements and made STM a more practical and flexible form of coverage than it had been previously. Additionally, as of January 1, 2019, the tax penalty for individuals not maintaining minimum essential coverage was reduced to $0. This removed another obstacle that may have prevented certain consumers from previously purchasing STM.

Anti-Kickback Laws

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration given with the intent to induce the referral of patients or other health-care program related business. The federal Anti-Kickback Statute makes it a crime for individuals or entities to, among other things, knowingly and willfully offer, pay, solicit, or receive any remuneration, directly or indirectly, to induce or reward referrals of items or services reimbursable by a federal healthcare program. Where remuneration is paid knowingly and willfully to induce or reward referrals of items or services payable by a federal healthcare program, the Anti-Kickback Statue is violated. For purposes of the Anti-Kickback Statute, "remuneration" includes the transfer of anything of value, directly or indirectly, overtly or covertly, in cash or in kind. There are also state law corollaries to the federal Anti-Kickback Statute. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from federal healthcare programs. While federal and state Anti-Kickback Statutes are drafted broadly, there are also extensive safe harbors that can protect arrangements that may otherwise implicate and violate the law if the arrangements are structured to fit within an applicable safe harbor. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws and we will need to carefully structure our operations to comply with these laws which may limit how we conduct business.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The "qui tam" or "whistleblower" provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. There are also state law corollaries to the federal False Claims Act. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws, and we will need to carefully structure our operations to comply with these laws which may limit how we conduct business.

HIPAA, Privacy Laws and Data Security Regulations

By processing data on behalf of our clients and members, we are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act ("HIPAA"), the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act"), and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers.

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, all of which are referred to as "covered entities," and their "business associates" (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity's workforce). Our carrier companies' and our clients' health plans generally will be covered entities, and as their business associate, we will be subject to many of the same laws and may be asked to contractually comply with certain additional aspects of these standards by entering into requisite business associate agreements with the covered entities. Under the HIPAA implementing regulations, business associates and covered entities can each be held individually responsible for privacy and data security breaches.

State Privacy Laws

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations, or "State Privacy Laws," that govern the use and disclosure of a person's medical information or records and, in some cases, are more stringent than those issued under HIPAA. These State Privacy Laws include regulation of health insurance providers and agents, regulation of organizations that perform certain administrative functions such as utilization review or third-party administration, issuance of notices of privacy practices, and reporting and providing access to law enforcement authorities. In those cases, it may be necessary to modify our operations and procedures to comply with these more stringent State Privacy Laws. If we fail to comply with applicable State Privacy Laws, we could be subject to additional sanctions.

Consumer Protection Laws

Federal and state consumer protection laws are being increasingly enforced by the United States Federal Trade Commission ("FTC"), the Federal Communications Commission ("FCC"), and the various states' attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, concerning consumer notice, choice, security and access.

Certain laws, such as the Telephone Consumer Protection Act, give the FTC, FCC and state attorneys general the ability to regulate, and bring enforcement actions relating to, telemarketing practices and certain automated outbound contacts such as phone calls, texts or emails. Under certain circumstances, these laws may provide consumers with a private right of action. Violations of these laws could result in substantial statutory penalties and other sanctions.

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

In certain states, some of our products may only be available as a group association plan. In these states, members must enroll in group programs or associations in order to access certain of our insurance products, benefits and services. We have entered into relationships with such associations in order to provide individuals access to our products. For example, we have an agreement with Med-Sense Guaranteed Association ("Med-Sense"), a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. Under the agreement, we primarily market membership in the association and collect certain fees and dues on its behalf. In return, we have sole access to its membership list, Med-Sense exclusively endorses the insurance products that we offer, and we receive compensation for our services. Our agreement with Med-Sense is automatically renewable for one-year terms, unless terminated on 120 days written notice by either party. The agreement is also terminable on 15 days' written notice by either party under certain circumstances, such as in the case of a breach.

Employees

As of December 31, 2019, we had 345 employees, of which 342 were full-time employees. We have not experienced any work stoppages and consider our employee relations to be good. None of our employees are represented by a labor union.

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

Risks Relating to Our Business and Industry

The marketing and distribution of Medicare plans are subject to numerous, complex and frequently changing laws and regulations, and non-compliance or changes in laws and regulations could harm our business, operating results and financial condition.

The marketing and distribution of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and distribution of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare and Medicaid Services, or CMS. The marketing and distribution of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and distribution of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. The telephone calls on which we enroll individuals into Medicare Advantage and Medicare Part D prescription drug plans are required to be recorded. Health insurance carriers audit these recordings for compliance and listen to them in connection with their investigation of complaints. In addition, Medicare eligible individuals may receive a special election period and the ability to change Medicare Advantage and Part D prescription drug plans outside the Medicare annual enrollment period in the event the sale of the plan was not in accordance with CMS rules and guidelines. Given CMS’s scrutiny of Medicare product health insurance carriers and the responsibility of the health insurance carriers for actions that we take, health insurance carriers may terminate our relationship with them or take other corrective action if our Medicare product distribution, marketing and operations are not in compliance or give rise to too many complaints. The termination of our relationship with health insurance carriers for this reason would reduce the products we are able to offer, could result in the loss of revenue for past and future sales and would otherwise harm our business, operating results and financial condition.

As a result of the laws, regulations and guidelines relating to the distribution of Medicare plans, we have altered, and likely will have to continue to alter, our websites and sales process to comply with several requirements that are not applicable to our sale of IFP plans. For instance, many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed on a regular basis with CMS and reviewed and approved by health insurance carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, our platforms or our distribution of Medicare plans, which could harm our business, operating results and financial condition.

Due to changes in CMS guidance or enforcement or interpretation of existing guidance applicable to our marketing and distribution of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health insurance carriers may object to or not to approve aspects of our online platforms or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.

Our ability to enroll individuals during open enrollment periods will materially affect our business.

During the Medicare annual open enrollment period and the Health Care Reform annual enrollment period, our agents and distributors will be required to handle an increased volume of health insurance transactions in a short period of time. We will contract with outsourced call centers and hire additional employees on a temporary or seasonal basis in a limited period of time to address the expected increase in the volume of health insurance transactions during the Medicare annual enrollment period. We must ensure that our employee health insurance agents and the health insurance agent employees of outsourced call centers are timely licensed, trained and certified and have the appropriate authority to sell health insurance in a number of states and for a number of different health insurance carriers. We depend upon our own employees, state departments of insurance, government exchanges and health insurance carriers for licensing, certification and appointment. If our ability to market and sell Medicare-related health insurance and individual and family health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their health insurance agents to sell health insurance, interruptions in the operation of our website or systems, or issues with government-run health insurance exchanges, we could acquire fewer members, suffer a reduction in our membership and our business, operating results and financial condition could be harmed.

Our business practices and the business practices of our third-party licensed distributors and carriers are currently being reviewed by various state insurance regulators and the results of such reviews may adversely affect our business and results of operations.

Our business practices and the business practices of our third-party licensed distributors and carriers are heavily regulated by each state in the United States and various federal agencies. State regulators require that we and our third-party licensed distributors adhere to sales, documentation, and administration practices specific to each state. As a result, we are currently subject to state regulatory examinations and actions as further described in Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this report. As of the date of this Annual Report on Form 10-K, these examinations included, but are not limited to, a civil investigative demand from the Massachusetts Attorney General's Office, as further described in Item 15 of this report. An adverse finding or result in one or more of these matters could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenues, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation.

Our exploration of strategic alternatives may not be successful.

On July 26, 2019, we announced that our Board of Directors commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, a sale of the Company or a portion thereof, a strategic business combination, changes in the Company’s operations or strategy, or continuing to execute on the Company’s current business plan. The process of exploring and executing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. There can be no assurance that the Board’s exploration of strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing.

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

Our business depends upon the private sector of the U.S. insurance system, its role in financing healthcare delivery, and insurance carriers' use of, and payment of commissions to, agents, brokers and other organizations for the marketing and sale of health insurance plans and products.

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

•	increasing our competition;

•	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell;

•	decreasing the number of types of health insurance plans and products available for us to sell and/or the number of insurance carriers offering such plans and products;

•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell; or

•	causing insurance carriers to reduce the amount they pay for our services or change their relationships with us in other ways.

Any of these changes, or others, could materially harm our business, results of operations and financial condition. For example, the manner in which the federal government and the states enforce Healthcare Reform could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans and products we are able to sell and the geographies in which we are able to sell them. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans and products in a particular jurisdiction, to eliminate certain categories of products that we currently sell or to attempt to move members into new plans and products for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans and products or determine not to sell individual health insurance plans and products altogether, our business, results of operations and financial condition could be materially harmed.

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

Our business may be harmed if we lose our relationship with health insurance carriers whose Medicare-related health insurance products we distribute or if our relationship with those carriers changes.

Our Medicare plan-related revenue is concentrated in a small number of health insurance carriers. The success of our Medicare-related health insurance business depends upon our ability to enter into new and maintain existing relationships with health insurance carriers on favorable economic terms. The concentration of our Medicare plan sales in a limited number of health insurance carriers makes us vulnerable to changes in carrier commission rates and changes in the competitiveness of our carriers’ Medicare products. If our Medicare carriers reduce our commission rates, reduce the amount they pay us for advertising services, or the competitiveness of their products declines compared to original Medicare or the products of Medicare carriers with which we do not have a relationship, our business, operating results and financial condition would be harmed.

We may also temporarily or permanently lose the ability to market and distribute Medicare plans for our Medicare plan carriers. The regulations for distributing health insurance is complex and frequently changes. We or the health insurance agents we employ may, in the future, violate one or more of the many requirements imposed by CMS or state laws and regulations. A carrier may terminate our relationship for that or other reasons, or CMS may penalize health insurance carriers for certain regulatory violations by suspending or terminating the carrier's ability to market and sell Medicare plans for significant periods of time. CMS also may require the carrier to terminate its membership and allow its members to move to other plans. Given the concentration of our Medicare plan sales in a small number of carriers, if we lose a relationship with a health insurance carrier to market their Medicare plans temporarily or permanently or if the health insurance carrier loses its Medicare product membership, our business, operating results and financial condition would be harmed. The agreements that we have with health insurance carriers to distribute Medicare plans may be unilaterally amended or terminated by the carrier on short notice and the amendment or termination could adversely impact, or cause the termination of, the commission payments that we receive for selling their Medicare plans, including commissions on plans that we have already sold, which could materially harm our business operating results and financial condition.

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

For example, state regulations may require that individuals enroll in group programs or associations in order to access certain insurance products, benefits and services. We have entered into relationships with certain associations in order to provide individuals access to our products. For example, we have an agreement with a non-profit association that provides membership benefits to individuals and gives members access to certain of our products. This non-profit has the right to cancel its agreement with us at any time by providing 120 days' prior written notice. While we believe we could replace this non-profit with other group programs or associations, there can be no assurance that any of our other association affiliations could do so. If we were to lose our relationship with our non-profit associations and were unable to find another group program or association on a timely basis or at all, this would have a material adverse effect on our business.

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

The health insurance industry is heavily regulated by each state in the United States. For instance, state regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to each state. In addition, each distributor who transacts health insurance business on our behalf must maintain a valid license in each state in which it negotiates, sells or solicits the sale of insurance. As we do business in the majority of states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction's insurance department typically has the power, among other things, to:

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

Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations and the number of third-parties with which we have relationships, we may not have always been, and we and/or our independent distributors may not always be, in compliance with such laws and regulations. Failure to comply could result in significant liability, additional state insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us from transacting health insurance business in a particular jurisdiction and otherwise harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm member, distributor or health insurance carrier confidence in us, which could significantly damage our reputation. Because some members, distributors and health insurance carriers may not be comfortable with the concept of purchasing health insurance using the internet, any negative publicity may affect us more than it would others in the health insurance industry and could harm our business, results of operations and financial condition.

We depend, in part, on independent third-party distributors for the sale of our products. The failure of any of our independent third-party distributors to comply with applicable laws and regulations could have an adverse effect on our business. For example, while we believe that we are not legally culpable for the actions or omissions of our independent third-party distributors, their actions or omissions could result in additional investigations or regulatory actions or civil litigation against our Company. A proposed class action, but not yet certified, styled as Belin et. al. v. Health Insurance Innovations, Inc., et. al., Case No. 19-cv-61430, was filed in the U.S. District Court for the Southern District of Florida on June 7, 2019, alleging that the Company conspired with Simple Health using a theory of the Racketeer Influenced and Corrupt Organizations Act along with other claims and seeks unspecified damages. This and other material legal matters are described in Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this report.

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

For additional information regarding our current state insurance regulatory matters, see Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this report.

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

Our success depends, in part, upon continued growth in the use of the internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the internet to request further information or contact the distributors directly or indirectly that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform. Our future growth, if any, will depend in part upon:

•	the growth of the internet as a commerce medium generally, and as a market for individual health insurance plans and services specifically;

•	individuals' willingness and ability to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and

•	insurance carriers' willingness to use us and the internet as a distribution channel for health insurance plans and products.

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

We provide information on our platform, through our independent third-party distributors, and in other ways, regarding health insurance in general and the health insurance plans and products we market and sell. Such information includes insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons, and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information contained on our platform. We regularly provide health insurance plan information in the scripts used by our independent third-party distributors. The information we provide on our platform, through our independent third-party distributors, and otherwise may be construed as not accurate or misleading. If it is construed that we have not properly assisted individuals and businesses in purchasing health insurance, consumers, insurance carriers and others could attempt to hold us liable for damages. If such is the case, our relationships with insurance carriers could be terminated. Regulators also could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions. Such action could result in loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. We cannot guarantee that we will be able to resolve these complaints without significant financial cost. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management's attention and other resources and could cause a loss of confidence in our services. As a result, these types of claims could harm our business, results of operations and financial condition.

Additionally, we are subject to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act ("TCPA") and the FCC's implementing regulations, as well as various state telemarketing laws and regulations. We, our independent third-party distributors, and our insurance carriers have been, and continue to be, the subject of allegations of TCPA violations. We could be responsible for some of the costs incurred by these independent third-party distributors and/or carriers who are the subject of allegations of TCPA violations. Any violation of these regulations could expose us to damages for monetary loss, statutory damages, fines, penalties and/or regulatory inquiries. The Company has received a number of private-party TCPA claims relating to independently owned and operated third-party licensed-agent distributors, alleging that their marketing activities were potentially unlawful. The Company has been named as a defendant in multiple lawsuits relating to alleged TCPA matters, including claims styled, but not yet certified, as class actions.

In the ordinary course of our business, we have received, and may continue to receive, inquiries from state regulators relating to various matters or in the future become involved in litigation. Also, from time to time, we may be a party to litigation and subject to civil claims incident to the ordinary course of business, including claims from consumers alleging misrepresentation and material omissions in connection with their purchase of our products. For information regarding our current regulatory matters, see Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this report. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We could also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to health insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

Short-term limited duration health insurance ("STLDI") plans have come under increasing scrutiny by certain members of Congress and other members of legislative bodies. This scrutiny may result in actions that have the effect of reducing our revenue or harming our business or reputation.

STLDI plans have recently been subject to enhanced scrutiny by certain members of the U.S. Congress and other members of legislative bodies. Over the last two years, certain members of Congress and other state and federal public officials have publicly voiced concerns regarding STLDI plans, including concerns relating to sales practices and benefit disclosures for some consumers who enroll in STLDI plans. On March 13, 2019, twelve companies, including us, received a letter from the House of Representatives Committee on Energy and Commerce requesting documents and information intended to aid such committee in investigating the STLDI market. The letter principally requested copies of the Company's underwriting documents, marketing materials and health questionnaires that applicants are required to fill out, as well as information regarding the amounts paid to brokers and agents and any complaints that the Company has received from consumers who enrolled in STLDI plans through the Company's agents and brokers. We are cooperating with these voluntary requests for information. We could incur significant expense and experience reputational harm because of this or other similar future inquiries, as well as reduced market acceptance and demand for our STLDI products and other IFP products, which could harm our ability to market our products in the future. Additionally, these matters could also divert the attention of our management from operating our business.

Advance commission arrangements between us and some of our third-party distributors could expose us to the credit risks of such distributors, which could in turn have an adverse effect on our business, financial condition, and results of operations.

We make advance commission payments to many of our independent distributors in order to assist them with the cost of lead acquisition and provide working capital. As of December 31, 2019, we had outstanding advanced commissions of approximately $45.3 million under such arrangements of which approximately $25.0 million is with three distributors. In most cases where we make advance commission payments, we receive security interests in collateral, as well as personal and entity-level guarantees. At a minimum, our collateral includes a claim against all future compensation owed to the distributor for all products sold. As a result, our claims for such payments would usually be considered secured claims. Depending on the amount of future compensation owed to the distributor, we could be exposed to the credit risks of our third-party distributors in the event of their insolvency or bankruptcy. Where the amount owed to us exceeds the value of the collateral, our claims against the defaulting distributors would rank below those of certain other secured creditors, which could undermine our chances of obtaining the return of our advance commission payments. We may not be able to recover such advance payments and we may suffer losses should the independent distributors fail to fulfill their sales obligations under the contracts. Accordingly, any of the above scenarios could harm our business, results of operations and financial condition.

Seasonality could cause fluctuations in our financial results.

The Medicare annual enrollment period occurs from October 15 to December 7 each year, and we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in Medicare plan related expense during the third and fourth quarters.

The marketing and sale of IFP and supplemental plans is also subject to seasonal fluctuations. The open enrollment period was open in the fourth quarter of 2019, at which time individuals could enroll in PPACA compliant individual insurance programs. During the times that the open enrollment period is closed, we have the ability to sell our IFP products as an alternative health insurance option for consumers who are ineligible for plans offered by PPACA or Medicare.

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

We rely upon intellectual property laws in the United States, and although we do not have any patents protecting our business model or technology, we rely on non-disclosure, confidentiality and other types of agreements with our employees, members and other parties, to establish, maintain and enforce our intellectual property and proprietary rights. However, any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third-parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm. Efforts to enforce our intellectual property rights may be time consuming and costly, distract management's attention and resources and ultimately be unsuccessful. In addition, such efforts may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Our intellectual property rights may not prevent others from creating a competitive online platform or otherwise competing with us.

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

Third-parties may claim that we, our members, or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. Any claims that we violate a third-party's intellectual property rights can be time consuming and costly to defend and distract management's attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement entitling us to indemnity against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

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

•
Federal and state consumer protection laws are increasingly being applied by the FTC, and states' attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Our services involve the collection and storage of confidential information of members and the transmission of this information to insurance carriers. For example, we collect names, addresses, and social security, bank account and credit card numbers, as well as information regarding the medical history of members in connection with their applications for insurance. In certain cases, such information is provided to third-parties, such as to the service providers who provide hosting services for our technology platform, and we may therefore be unable to control the use of such information or the security protections employed by such third-parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to our members' confidential information) could damage our reputation and our relationship with members, third-party distributors and insurance carriers, could reduce demand for our services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, or our insurance carriers or other partners determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans and products in a particular jurisdiction or for a particular insurance carrier, or subject us to liability for non-compliance.

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate and maintain our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers' networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our platform traffic increases. Any system failure that causes an interruption in, or decreases the responsiveness of, our services could impair our revenue-generating capabilities, harm our image and subject us to potential liability. Our database and systems are vulnerable to damage or interruption from human error, earthquakes, fire, floods or other weather events, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events.

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

Part of our continuing business strategy is to acquire or invest in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities or make other strategic transactions. Such transactions could pose numerous risks to our operations, including:

•	difficulty integrating the purchased operations, technologies or products;

•	incurring substantial unanticipated integration costs;

•	assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired businesses' customers;

•	acquisitions could adversely affect our existing business relationships with suppliers and members;

•	failing to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

•
incurring liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders' percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

AgileHealthInsurance® depends upon marketing partnerships to attract a significant portion of the consumers who visit our website, and Agile's success is dependent on our ability to maintain effective relationships with our existing marketing partners and establish successful relationships with new marketing partners.

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

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the consumer's internet search. From time to time, search engines update these algorithms. In some instances, these modifications have caused our AgileHealthInsurance® website to be listed less prominently in algorithmic search results, which has resulted in decreased traffic to our website. We may also be listed less prominently as a result of new websites or changes to existing websites that result in these websites receiving higher algorithmic rankings with the search engine. For example, during PPACA open enrollment, health insurance exchange websites may appear more prominently in algorithmic search results. In addition, our

AgileHealthInsurance® website may become listed less prominently in algorithmic search results for other reasons, such as search engine technical difficulties, search engine technical changes, and changes we make to our website. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our website could decline and we may not be able to replace this traffic, which in turn could harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which would also increase our cost of acquisition and harm our business, results of operations and financial condition.

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

We anticipate that our TogetherHealth business, which we acquired in June 2019, will become an increasingly significant part of our Company's consolidated revenues and business over time. The success of the TogetherHealth acquisition depends on our ability to leverage the assets and business of TogetherHealth to expand our business, develop new products, and grow our Company's consolidated revenues and net income. This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources. In order to successfully leverage the TogetherHealth acquisition and expand our business, we will need to integrate, motivate, and retain current and new TogetherHealth employees. If we do not effectively integrate TogetherHealth, retain its key employees, and manage any resulting anticipated growth, our ability to develop new products and grow the consolidated business in the manner anticipated by the acquisition will suffer.

Our business may be harmed if we are not successful in executing on our strategic investments and initiatives.

As a part of our ongoing strategic review of our business operations, we have examined potential areas of investment and strategic emphasis. As a result of this review, we have determined to invest in initiatives to accelerate growth in our Medicare product distribution, including Medicare Advantage and Medicare Supplement plans. Pursuing and investing in these initiatives will require significant investments in marketing and advertising, technology and product offerings, and customer care and enrollment, among other things.

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

Health insurance carriers whose Medicare plans we distribute through third-party partners approve much of our marketing material, and our partner's call center's scripts. We must receive these approvals in order for us to be able to generate Medicare plan demand for the sale of Medicare plans to Medicare-eligible individuals. Many of these materials also must be filed with CMS. In addition, we use Medicare plan cost and benefit data collected and made publicly available by CMS. In the event that CMS or a health insurance carrier requires change to, disapproves, or delays approval of our marketing material, or partner's call center scripts, or if CMS does not timely release Medicare plan cost and benefit data for the following year's Medicare plans prior to the annual enrollment period, we could lose a significant source of Medicare plan demand and our ability to distribute Medicare plans would be adversely impacted, each of which would harm our business, operating results and financial condition.

Our reinsurance subsidiary is highly regulated, and changes in these regulations could negatively affect our business.

Benefytt Reinsurance, a reinsurance subsidiary of the Company we formed in May 2019, is subject to government regulation in each of the jurisdictions in which it is licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders or holders of debt securities. Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions, and other payments Benefytt Reinsurance can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.

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

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business.

Complying with the reporting and other regulatory requirements of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and the requirements of the Sarbanes-Oxley Act of 2002 (as amended, the "Sarbanes-Oxley Act") is time-consuming and costly and could have a negative effect on our business, financial condition and results of operations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

The implementation by us of the new revenue recognition standard on December 31, 2018 (ASC 606) required substantial preparation and expenditures, and our failure to properly implement this standard could result in inaccurate revenue recognition and disclosure and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance under ASC 606 which became effective for us beginning December 31, 2018, the date on which our emerging growth company status expired. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized.

In order to comply with the requirements of ASC 606, we have updated and are continuing to update and enhance our internal accounting systems, processes, and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations and adversely affect our stock price.

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions revenue per approved member.

The adoption of ASC 606 had a material impact on our consolidated financial statements. The most significant impact of the standard was on our commission revenue. We recognize revenue for Medicare approved members based upon the total expected commissions we expect to receive over the life of the underlying polices, net of a constraint. We recognize commission revenue at the time the application for the plan is approved by the carrier and when it renews each year thereafter, equal to the estimated commissions we expect to collect over the following 12-months. The constrained lifetime value for each product line is an estimate and is based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of approved members into paying members, estimated member cancellations and forecasted commission amounts we expect to receive per approved member. These assumptions incorporate management’s judgment. Changes in our historical trends will result in changes to our constrained lifetime value estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate constrained lifetime values, such as reduced conversion of approved members to paying members, increased member cancellations or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a member, or other changes outside our control, would harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenue, we would need to write-off of the remaining commission receivable balance, which would harm our business, operating results, cash flows and financial condition.

The restrictions and obligations under our credit agreement could impact our business and expose us to risks that could affect our liquidity and financial condition.

On June 5, 2019, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent for a syndicate of lenders, through our HPIH subsidiary. The Credit Agreement provides for an aggregate principal borrowing amount of up to $215.0 million, which consists of: (i) a $65.0 million, three-year revolving credit facility and (ii) a $150.0 million term loan facility. At December 31, 2019, the entire amount of the term loan facility had been drawn down upon, approximately $34 million of the revolving credit facility was outstanding. The Credit Agreement contains various customary covenants and restrictions, including, but not limited to, (i) a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio and (ii) restrictions on the incurrence of debt, investments, fundamental changes, sale and leaseback transactions, transactions with affiliates, hedging transactions, restrictive agreements, mergers, consolidations, and sales of assets.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in the Credit Agreement, and we could accordingly default under the Credit Agreement. Any such default that is not cured or waived could result in, among other remedies, the acceleration of the obligations under the credit facility and would permit our lenders to exercise rights and remedies with respect to all of the collateral secures the credit facility, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition. In addition, the restrictions on the conduct of our business set forth in the Credit Agreement could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business.

Risks Related to Our Structure

We are a holding company and our only material asset is our interest in HPIH and, accordingly, we are dependent upon distributions from HPIH to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of Series A Membership Interests of HPIH. We have no independent means of generating revenue. Until the Final Class B Exchange, HPIH will be treated as a partnership for U.S. federal income tax purposes and, as such, will not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of Membership Interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of HPIH and also incur expenses related to our operations. We cause HPIH to distribute cash to its members, including us, in an amount at least equal to the amount necessary to cover their respective tax liabilities, if any, with respect to their allocable share of the net income of HPIH and to cover dividends, if any, declared by us, as well as any payments due under the tax receivable agreement, as described below. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and HPIH is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.

We will be required to pay the holders of Series B Membership Interests of HPIH most of the tax benefits that we may receive as a result of any future exchanges of Series B Membership Interests for our Class A common stock and payments made under the tax receivable agreement itself, and the amounts we pay could be substantial.

Exchanges of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock results in increases in the tax basis in our share of the tangible and intangible assets of HPIH. Any such increases in tax basis could reduce the amount of tax that we would otherwise be required to pay in the future.

We have entered into a tax receivable agreement with entities that hold Series B Membership Interests that are beneficially owned by Michael W. Kosloske, our founder, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of these possible increases in tax basis resulting from exchanges of Series B Membership Interests (including the Final Class B Exchange) as well as certain other benefits attributable to payments under the tax receivable agreement itself. Any actual increases in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, cannot be predicted reliably at this time. The amount of any such increases and payments will vary depending upon a number of factors, including the timing of exchanges (including the Final Class B Exchange), the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. The payments that we may be required to make pursuant to the tax receivable agreement could be substantial for periods in which we generate taxable income. Changes in factors such as the corporate income tax rate or our ability to generate taxable income in the future could impact our valuation allowance for the deferred tax asset resulting in a benefit or a charge during the period.

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

Our ability to benefit from any depreciation or amortization deductions or to realize other tax benefits that we currently expect to be available as a result of the increases in tax basis created by exchanges (including the Final Class B Exchange) of Series B Membership Interests (together with an equal number of shares of our Class B common stock) for our Class A common stock, and our ability to realize certain other tax benefits attributable to payments under the tax receivable agreement itself depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient and/or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders' equity could be negatively affected.

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

We completed our IPO in February 2013. From that time through December 31, 2019, shares of our Class A common stock have traded between a low of $3.72 per share to a high of $63.13 per share. Several entities have reported owning, as of December 31, 2019, substantial portions of our Class A common stock. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the market price of our Class A common stock and cause you to have difficulty selling any shares of our Class A common stock that you purchase at or above the price you paid or at all. In the future, the market price of our Class A common stock may be highly volatile and trading volumes may be low and could be subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	additional indebtedness incurred in the future;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts' reports or recommendations;

•	sales of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

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

The market price of our Class A common stock could decline as a result of sales, or the possibility of sales, of a large number of shares of our Class A common stock eligible for future sale as a result of the exchange (including the Final Class B Exchange) of Series B Membership Interests of HPIH (together with an equal number of shares of our Class B common stock) or upon the exercise of stock appreciation rights. These sales, or the perception that the sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate. As of February 28, 2020, there were 1,016,667 Series B Membership Interests outstanding and held by entities owned by Michael Kosloske, our founder, all of which will be subject to the Final Class B Exchange. As required by a registration rights agreement between the Company and Mr. Kosloske's affiliate entities, there is an effective registration statement covering the resale of Class A common stock that is issuable in exchange for the Series B Membership Interests owned by Mr. Kosloske's affiliates, although the holders of the interests are under no obligation to effectuate exchanges and resell the shares they receive. Under the registration rights agreement, Mr. Kosloske has the right, among other things, to sell the shares covered by the effective registration statement in an underwritten offering and to require the Company to provide assistance in connection with any such offering, such as by filing one or more prospectus supplements. In addition to the shares held by Mr. Kosloske's affiliated entities, as of February 28, 2020, there were approximately 588,000 outstanding stock appreciation rights held by our directors and executive officers that are exercisable for shares of our Class A common stock.

Our share price may be adversely affected by short sellers and other third-parties who raise questions about the Company.

Short sellers and others who raise questions about the Company, some of whom are positioned to profit if our share price declines, can negatively affect the price and volatility of our shares. Short sellers make a profit when our common shares decline in value, and their actions and public statements, together with the resulting publicity, may cause further volatility in our share price. The volatility of our stock may cause the value of a shareholder's investment to decline rapidly. These short seller publications are not regulated by any governmental, self-regulatory organization, or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information and the significant profit that can be made from running just one successful short attack (together with the adverse financial consequences to short sellers of an increase in our stock price), short sellers may continue to issue reports in the future with respect to the Company.

We are currently subject to securities lawsuits and we may be subject to similar or other litigation in the future, which may divert management's attention and have a material adverse effect on our business, financial condition and results of operations.

We are a defendant in two putative securities class action lawsuits that were filed against the Company and certain of its current and former executive officers in September 2017 and February 2019, respectively. These actions allege, among other things, that the Company made materially false or misleading statements or omissions regarding regulatory compliance matters, the Company’s relationship with certain third party distributors (including Health Benefits One/Simple Health), and certain other matters. The plaintiffs in each of these actions are seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during specified periods. In addition, most of the Company's officers and directors are defendants in two derivative actions filed in April 2018 and a derivative action filed in June 2019 alleging breach of fiduciary duty, among other matters. The derivative actions have been stayed pending the resolution of the consolidated securities class action. These putative securities class action lawsuits and derivative actions are described in Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this report.

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

We cannot predict the outcome of these lawsuits and we may be subject to other similar securities litigation in the future, including other legal actions relating to the Company's public disclosures and filings. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient, and our insurance coverage may not cover all types of claims and actions that may be brought against the Company. We are not currently able to estimate the possible cost to us from the currently pending lawsuits, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these or future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuits could lead to more volatility in our stock price. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities.

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

We have a complex business organization. We cannot assure that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price and potential lawsuits against us.

If we fail in the future to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we or our auditors, may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we leased facilities in four different cities throughout the U.S. All properties are leased with various expiration dates. Our locations are summarized as follows:

Location	Segment	Approximate Square Footage	Type of Interest	Expiration of lease
Tampa, FL	Medicare and IFP	60,200	Leased	June 2027
Mountain View, CA	IFP	2,400	Leased	January 2023
Waxahachie, TX	IFP	2,000	Leased	Month-to-month
Suwanee, GA	IFP	2,000	Leased	July 2022

We believe that our properties are generally in good condition, well maintained and suitable and adequate to carry out our business at expected capacity for the foreseeable future. Should additional capacity become necessary in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future expansion.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 17 "Commitments and Contingencies" included in Part IV, Item 15 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" in Item 1A. above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NASDAQ Global Market under the symbol "HIIQ." Our shares of Class A common stock have been publicly traded since February 8, 2013. Prior to that time there was no public market for our Class A common stock.

There is no public trading market for our Class B common stock.

HOLDERS

As of February 28, 2020, there were 12,238,049 shares of our Class A common stock and 1,016,667 shares of our Class B common stock issued. As of February 28, 2020, there were seventeen Class A common stockholders of record and two Class B stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

We have never paid dividends on our Class A common stock. We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Class B common stock is not entitled to any dividend payments under our amended and restated certificate of incorporation.

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the year ended December 31, 2019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

ISSUER PURCHASES OF EQUITY SECURITIES

Shares Repurchase Plan

On October 13, 2017, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's outstanding Class A Common Stock, which was increased to $200.0 million by the Board of Directors on March 14, 2019. The share repurchase authorization permits the Company to periodically repurchase shares for cash through October 2020 in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company's management at its discretion and will depend on a number of factors, including the market price of the Company's common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Company's credit facility. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company's discretion.

Under the stock repurchase program, the Company elected to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a "10b5-1 Plan"). A 10b5-1 Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

During the year ended December 31, 2019, we repurchased, in open-market transactions (including sales under a 10b5-1 plan), 1,981,241 shares of our registered Class A common stock under the repurchase program at an average price per share of $32.23. No shares were repurchased under the share repurchase plan during the last three months of 2019.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards.

The following table sets forth information with respect to repurchases of our registered Class A common stock during the fiscal quarter ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2019 through October 31, 2019	—	$—	—	$75,277,082
November 1, 2019 through November 30, 2019	21,765	$23.86	—	$75,277,082
December 1, 2019 through December 31, 2019	10,762	$19.34	—	$75,277,082
Total	32,527		—

(1)	All shares reported represent shares surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our Class A common stock, the NASDAQ Composite Index (NASDAQ Composite), and the RDG Internet Composite. The graph assumes that $100 was invested at the market close on December 31, 2014 in the Class A common stock of Health Insurance Innovations, Inc., the NASDAQ Composite, and the RDG Internet Composite. The data for the NASDAQ Composite and RDG Internet Composite assumes reinvestments of gross dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Health Insurance Innovations, Inc.	$100.00	$93.58	$249.30	$348.46	$373.32	$269.41
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
RDG Internet Composite	$100.00	$128.89	$135.45	$203.48	$197.34	$262.03

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

The consolidated statements of income data for each of the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2016, and 2015, and the consolidated balance sheets data as of December 31, 2017, 2016, and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operation Data ($ in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues(1)	$381,808	$351,097	$250,476	$184,516	$104,704
Income (loss) from operations	48,785	31,262	31,559	18,117	(1,561)
Net income attributable to HIIQ(2)	29,614	12,994	17,885	4,513	601
Net income per share
Basic	$2.67	$1.07	$1.63	$0.59	$0.08
Diluted	2.47	0.97	1.50	0.57	0.08

Consolidated Balance Sheets Data ($ in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$3,771	$9,321	$39,345	$12,214	$7,695
Working capital(3)	111,664	60,477	54,649	28,329	23,193
Contract asset	184,474	165,494	—	—	—
Long-term contract asset	209,239	132,566	—	—	—
Total Assets	651,858	432,489	165,085	125,347	95,784
Non-current liabilities	351,144	126,030	15,130	9,630	8,422
Retained earnings (accumulated deficit)	110,418	80,804	19,305	1,420	(3,093)
Total stockholders' equity	139,974	143,468	84,205	48,162	39,971

(1)
ASC 606 was adopted using the modified retrospective transition method as further detailed in Notes 1 and 11 of Part IV, Item 15, of this Annual Report on Form 10-K. Accordingly, amounts presented prior to 2018 reflect revenue recognition under ASC 605.

(2)	Net income attributable to HIIQ for 2017 was significantly impacted by the changes in tax law further detailed in Note 13 of Part IV, Item 15, of this Annual Report on Form 10-K.

(3)	Working capital is defined as current assets minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations below presents the Company's operating results and its financial condition as of and for the period ended December 31, 2019, and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included herein can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Except for the historical information contained herein, this report and other written and oral statements that the Company makes from time to time contain forward-looking statements, which involve substantial known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. See the section of this annual report entitled "Special Note Regarding Forward-Looking Statements." Among the factors that could cause actual results to differ materially are those discussed in "Risk Factors" in Item 1A of this report. In addition, the following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the information presented in the Company's consolidated financial statements and the related notes to its consolidated financial statements included in Part IV, Item 15, of this report.

Overview

Health Insurance Innovations, Inc. is a Delaware corporation incorporated on October 26, 2012. In this management's discussion and analysis, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer (1) prior to the February 13, 2013 closing of an initial public offering ("IPO") of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC ("HPI") and Health Plan Intermediaries Sub, LLC ("HPIS"), its consolidated subsidiary, and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term "HPIH" refers to the stand-alone entity Health Plan Intermediaries Holdings, LLC. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

We are a technology driven distributor of Medicare and affordable health and life insurance products that meet the demands and needs of our consumers. We market products to individuals through televised commercials, e-commerce and other licensed-agent distribution channels, consisting of both our internal distribution network, and an external distribution network of independently owned and operated distributors.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is our named CODM. As of December 31, 2019, the Company determined that we have two reportable segments within our operating platform, Medicare and IFP. The Company periodically reviews the structure of our organization and CODM communications to assess the continued appropriateness of our segment reporting. The CODM reviews our financial information in a manner substantially similar to the accompanying consolidated financial statements with emphasis on Medicare and IFP as two distinct operating segments. The Medicare and IFP segments are described further below:

Medicare - The Medicare segment consists of consumer engagement activities which generate leads that we both sell to third-parties and feed to our business process outsourcing partners ("BPO") and captive distribution channels to support the distribution of a range of Medicare-related health insurance plans, including Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

IFP - The IFP segment focuses on the sale and service of individual and family health insurance plans ("IFP") which encompasses short-term medical ("STM") insurance plans and health benefit insurance plans ("HBIP"). We also offer supplemental products which include a variety of additional insurance and non-insurance products that are frequently purchased as supplements to IFPs.

The adoption of the revenue recognition standard (ASC 606) highlighted the seasonality of our revenues. We generally expect to recognize greater revenue in the first and fourth quarters of each year as a result of the increase in submitted policies during these quarters due to the annual Medicare open enrollment period and the Patient Protection and Affordable Care Act open enrollment period.

Recent Developments

Acquisition of TogetherHealth and Entrance into Medicare Business

On June 5, 2019, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with RxHelpline, LLC ("RXH"), TogetherHealth PAP, LLC ("THP"), TogetherHealth Insurance, LLC ("THI" and, collectively with RXH and THP, "TogetherHealth"), TogetherHealth Soup, L.P. ("Seller") and certain principals of TogetherHealth, pursuant to which HPIH purchased 100% of the outstanding limited liability company interests of TogetherHealth (the "Interests"). The closing of the transactions contemplated by the Purchase Agreement occurred on June 5, 2019, simultaneous with the signing of the Purchase Agreement.

On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation which owned and operated a domain name in the insurance industry. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with TIB, a captive Medicare and IFP distribution company, to acquire 100% of the outstanding limited liability company interests. The $22.3 million purchase price of the distribution company was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price recorded as goodwill.

These acquisitions marked the beginning of the Company's strategic shift toward Medicare as the core product line.

Exploration of Strategic Alternatives

On July 26, 2019, we announced that our Board of Directors commenced a process to explore, review and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, a sale of the Company or a portion thereof, a strategic business combination, changes in the Company’s operations or strategy, or continuing to execute on the Company’s current business plan. On March 3, 2020, the Company announced that the review of potential strategic alternatives was ongoing.

Change in Business Strategy

On December 20, 2019, we announced a change in our overall business strategy to accelerate growth within the Medicare segment. The IFP segment will be de-emphasized moving forward and our focus for IFP will be to maximize cash flows and enhance e-commerce capabilities. By decreasing emphasis on new business within the IFP segment, we will be able to use cashflows from the IFP segment to invest in accelerating growth of the Medicare segment.

As a result of these strategic plans to emphasize the Medicare segment, we expect for margins and profitability of our overall business to change over time. Our Medicare segment consists of significantly higher margin business than that of IFP. So, we currently expect for our overall profitability to improve as Medicare becomes a larger percentage of total revenue.

We expect for this change in strategy to have a negative impact on total revenue and profitability in 2020 when compared to 2019. In years following 2020, we expect a positive impact to both revenue growth and total profitability of our business as a result of this change.

Exchange of Remaining Class B Common Stock

On February 12, 2020, the holders of our Class B common stock notified the Company that have elected to exchange all remaining shares of Class B common stock, together with an equal number of Series B Membership Interests in HPIH, into an aggregate of 1,016,667 shares of our Class A common stock (the “Final Class B Exchange”) pursuant to the Exchange Agreement, dated February 13, 2013, among the Company, HPIH, and the holders of the Class B common stock (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the closing of the Final Class B Exchange is scheduled to occur on April 7, 2020 unless the Company elects to effectuate the Final Class B Exchange on an earlier date. Upon the closing of the Final Class B Exchange, the Company will cease to have any shares of Class B common stock outstanding and will own 100% of the equity interest in HPIH.

Corporate Name Change and Ticker Symbol Change

On March 3, 2020, the Company announced that the Company will file a Certificate of Amendment to its Certificate of Incorporation to change the Company’s name to “Benefytt Technologies, Inc.” effective as of March 6, 2020, and the Company’s trading symbol on the Nasdaq Global Market will also be changed from “HIIQ” to “BFYT” effective as of March 6, 2020.

Executive Overview of Fourth Quarter and Full Year 2019 Results

Our key metrics and financial results for 2019 are as follows:

Medicare Distribution

•	Full year revenue from our Medicare segment was $67.8 million.

•	Fourth quarter revenue from our Medicare segment was $55.9 million.

•	Full year profit for the Medicare segment was $32.1 million.

•	Fourth quarter profit for the Medicare segment was $29.7 million.

Expected Duration Units

•	Expected duration units submitted for Medicare were 2.3 million for the year ended December 31, 2019.

IFP Sales

•	Full year revenue from our IFP segment was $314.0 million, a decrease of 10.6%.

•	Fourth quarter revenue from our IFP segment was $105.0 million, a decrease of 20.4%.

•	Full year profit for the IFP segment was $66.8 million, an increase of 12.4%.

•	Fourth quarter profit for the IFP segment was $22.2 million, an increase of 17.2%.
Expected Duration Units

•	Expected duration units of submitted IFPs were 4.8 million and 5.1 million, respectively for the years ended December 31, 2019 and 2018, a decrease of 5.8%.

Policy in Force Growth

•	Policies in force as of December 31, 2019, totaled 498,047, compared to 387,000 as of December 31, 2018, an increase of 28.7%.

Financial Results

•	Revenue was $381.8 million, compared to revenue of $351.1 million in 2018, an increase of 8.7%.

•	Net income was $36.7 million, compared to net income of $19.0 million in 2018, an increase of 93.2%.

•	Adjusted EBITDA was $82.1 million, compared to $59.4 million in 2018, an increase of 38.2%.

•	GAAP diluted earnings per share was $2.47, compared to $0.97 in 2018, an increase of 154.6%.

•	Adjusted earnings per share, also referred to as adjusted net income per share, or adjusted EPS, was $4.24 compared to $2.60 in 2018, an increase of 63.1%.

In 2019, we continued to focus on our top initiatives: (i) expanding our entrance into the Medicare space, (ii) improving the lifetime value of policies sold, (iii) new product development, (iv) expanding compliant distribution, (v) improving the member experience, and (vi) enhancing technology.

Key Business Metrics

We rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Revenues. Our revenues primarily consist of commissions and fees earned for Medicare and IFP products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services, member management, or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

Expected Duration Units. An expected duration unit represents the cumulative number of months the Company expects to collect from each policy submitted during the period. This metric is important because the vast majority of our revenues are recognized up front at the time the policy is sold. This portion of revenue represents the total amount of commissions we expect to collect over the life of each policy sold. Our expected duration units are an important indicator of our revenues. We have included expected duration units in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget, and to develop short- and long-term operational plans. In particular, the inclusion of expected duration units can provide a useful measure for period-to-period comparisons of our business. Expected duration units has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents expected duration units by product type:

	Expected Duration Units by Product Type
	Year Ended December 31,
	2019	2018	Change (%)
Medicare
Medicare Advantage	2,091,400	—	—
Medicare Supplement	49,300	—	—
Medicare Part D	115,900	—	—
Supplementals	11,700	—	—
Total Medicare	2,268,300	—	—
IFP
STM <12 Months	151,300	462,200	(67.3)%
STM ≥ 12 Months	1,109,000	338,200	227.9%
Total STM	1,260,300	800,400	57.5%
Health Benefit Plans	1,192,500	1,754,600	(32.0)%
Supplementals	2,325,700	2,518,200	(7.6)%
Total IFP	4,778,500	5,073,200	(5.8)%
Total Expected Duration Units	7,046,800	5,073,200	38.9%

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

The following table presents submitted applications by product type:

	Submitted Applications by Product Type
	Year Ended December 31,
	2019	2018	Change (%)
Medicare
Medicare Advantage	53,900	—	—
Medicare Supplement	1,200	—	—
Medicare Part D	3,000	—	—
Supplementals	300	—	—
Total Medicare	58,400	—	—
IFP
STM <12 Months	38,000	117,200	(67.6)%
STM ≥ 12 Months	105,800	35,600	197.2%
Total STM	143,800	152,800	(5.9)%
Health Benefit Plans	126,400	190,100	(33.5)%
Supplementals	257,400	278,700	(7.6)%
Total IFP	527,600	621,600	(15.1)%
Total Submitted Applications	586,000	621,600	(5.7)%

The following table presents approved applications by product type:

	Approved Applications by Product Type
	Year Ended December 31,
	2019	2018	Change (%)
Medicare
Medicare Advantage	49,600	—	—
Medicare Supplement	1,100	—	—
Medicare Part D	2,800	—	—
Supplementals	300	—	—
Total Medicare	53,800	—	—
IFP
STM <12 Months	38,000	117,200	(67.6)%
STM ≥ 12 Months	105,800	35,600	197.2%
Total STM	143,800	152,800	(5.9)%
Health Benefit Plans	126,400	190,100	(33.5)%
Supplementals	257,400	278,700	(7.6)%
Total IFP	527,600	621,600	(15.1)%
Total Approved Applications	581,400	621,600	(6.5)%

Approved applications represent the number of submitted applications that were approved by the relevant insurance carrier for the identified product during the relevant period. Medicare approved applications are calculated assuming a 92% conversion of submitted applications.

Constrained Lifetime Value per Approved Application ("CLTV"). We have included CLTV in this report because it is a key measure used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. CLTV is the constrained lifetime value of both the sales and marketing, and member management performance obligations, expected to be recognized over the life of the products, divided by the number of approved applications received during the reporting period. Total CLTV excludes the fulfillment-only applications that represent low margin products where the Company outsourced all sales and marketing obligations and some of its member management services. We believe that excluding these fulfillment-only applications from CLTV provides greater insight into our core operations. The inclusion of CLTV can provide a useful measure for period-to-period comparisons of our business. CLTV has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Prior to the adoption of CLTV, the Company used Constrained Lifetime Value per Submitted Application ("LVSA") as a key metric. While there is little distinction between submitted and approved applications for IFP, approved applications are a more useful metric for management with respect to Medicare products and therefore now uses CLTV as a substitute for LVSA.

The following tables present the Constrained Lifetime Value ("CLTV") per approved application, by product type ($ in thousands):

	Year Ended December 31,
	2019	2018	Change (%)
Medicare(1)	$1,155	$—	—%
Short Term Medical<12 months	342	437	(21.7)%
Short Term Medical ≥12 months	934	1,203	(22.4)%
Total STM	787	625	25.9%
Health Benefit Plans	759	829	(8.4)%
Supplemental	350	340	2.9%

(1)
CLTV per approved application for Medicare is presented gross of customer care and enrollment expenses ("CC&E"). Including CC&E, Medicare CLTV per submitted application for the year ended December 31, 2019 was $996.

The following tables present expense metrics per approved application, by product type ($ in thousands):

Year Ended December 31, 2019
Medicare variable marketing cost per approved application(1)	$374
Medicare variable CC&E cost per approved application(2)	246
Total Medicare cost per approved member	$620

(1)
Medicare variable marketing cost per approved application includes direct costs incurred in member acquisition for all Medicare products from our direct marketing partners and online advertising channels divided by Medicare approved applications in each period.

(2)
Medicare CC&E cost per approved application includes compensation and benefits costs for personnel engaged in assistance to applicants during the enrollment process divided by Medicare approved applications in each period. CC&E costs include amounts netted against revenue for certain Medicare BPO relationships.

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items such as stock-based compensation and related costs, and items that are not part of regular operating activities, including tax receivable adjustments, fair value adjustments to contingent consideration, indemnity and other related legal costs, and severance, restructuring, and acquisition costs. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$36,730	$18,964	$26,491
Interest expense (income)	5,646	25	(19)
Depreciation and amortization	11,842	4,799	4,044
Provision for income taxes	10,093	10,672	16,818
EBITDA	64,311	34,460	47,334
Stock-based compensation and related costs	10,731	12,878	7,890
Fair value adjustment to contingent consideration	(3,472)	—	—
Transaction costs	1,986	321	745
Tax receivable agreement liability adjustment	(212)	1,471	(11,835)
Indemnity and other related legal costs	7,721	6,614	1,557
Severance, restructuring and other	1,043	3,687	248
Adjusted EBITDA	$82,108	$59,431	$45,939

Adjusted net income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense, items such as stock-based compensation and related costs, and other items that are not part of regular operating activities, including, tax receivable adjustments, indemnity and other related legal costs, severance, restructuring, and acquisition costs. From adjusted pre-tax net income, we apply a pro forma tax expense calculated at an assumed rate of 24%, which consists of the maximum federal corporate rate of 21%, with an assumed 3% state tax rate. Prior to the implementation of H.R.1, commonly known as the Tax Cuts and Jobs Act, signed into law on December 22, 2017, we applied an assumed pro forma tax rate of 38%. We believe that when measuring Company and executive performance against the adjusted net income measure, applying a pro forma tax rate better reflects the performance of the Company without regard to the Company’s organizational tax structure. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$36,730	$18,964	$26,491
Interest expense (income)	5,646	25	(19)
Amortization	8,704	1,725	1,965
Provision for income taxes	10,093	10,672	16,818
Stock-based compensation and related costs	10,731	12,878	7,890
Fair value adjustment to contingent consideration	(3,472)	—	—
Transaction costs	1,986	321	745
Tax receivable agreement liability adjustment	(212)	1,471	(11,835)
Indemnity and other related legal costs	7,721	6,614	1,557
Severance, restructuring and other charges	1,043	3,687	248
Adjusted pre-tax income	78,970	56,357	43,860
Pro forma income taxes	(18,953)	(13,526)	(16,667)
Adjusted net income	$60,017	$42,831	$27,193
Total weighted average diluted share count	14,161	16,477	16,322
Adjusted net income per share	$4.24	$2.60	$1.67

Premium Equivalents. During the fourth quarter of 2019, we determined that Premium Equivalents was no longer a key business metric that we use to evaluate our business performance and facilitate long-term strategic planning. Accordingly, we no longer present Premium Equivalents as a key business metric in our Management's Discussion and Analysis of Financial Condition and Results of Operations.

Policies in Force. During the fourth quarter 2019, we determined that Policies in Force was no longer a key business metric that we use to evaluate our business performance and facilitate long-term strategic planning. Accordingly, we no longer present Policies in Force as a key business metric in our Management's Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted SG&A. We determined that Adjusted SG&A was no longer a key business metric that we use to evaluate our business performance and facilitate long-term strategic planning. Accordingly, we no longer present Adjusted SG&A as a key business metric in our Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues

2019 Compared to 2018

Revenues for the year ended December 31, 2019 were $381.8 million, an increase of $30.7 million, compared to 2018. Revenue increased compared to the same period in 2018 primarily due the diversification of our revenue mix towards Medicare. IFP revenue decreased approximately $37.1 million, or 10.6%, compared to the prior year consistent with the increased focus on Medicare and the de-emphasis of IFP. Medicare contributed approximately $67.8 million as a result of the acquisitions.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

2019 Compared to 2018

Third-party commissions for the year ended December 31, 2019 were $188.7 million, a decrease of $46.0 million, or 19.6%, compared to 2018. Third-party commissions, as a percentage of revenue, decreased due in part to the continued planned diversification of our revenue mix towards Medicare, which do not have an associated commissions expense. The Company also had a change in estimate in connection with a reassessment of variable consideration during the year ended December 31, 2019 primarily related to a change in distribution and product mix within the supplemental category. During the year ended December 31, 2019 the Company also had reassessments of estimates relating to a favorable negotiation of a distributor's contract, a reassessment of certain commission arrangements, and cancellation of a portion of the in-force policies sold by Simple Health.

Selling, General and Administrative Expense

Our SG&A expenses primarily consist of personnel costs, which include salaries, bonuses, commissions, stock-based compensation, payroll taxes and benefits. SG&A expenses also include certain costs associated with obtaining new distributor relationships. In addition, these expenses also include expenses for outside professional services and technology expenses, including legal, audit and financial services, and the maintenance of our administrative technology platform and marketing costs for online advertising.

2019 Compared to 2018

SG&A expense for the year ended December 31, 2019 was $88.4 million, an increase of $20.4 million, or 29.9%, compared to 2018.

The increase in SG&A expenses for the year ended December 31, 2019 compared to the same period 2018 was primarily attributable to increased spending to build out capacity for the open enrollment activity as well as the inclusion of TogetherHealth SG&A expense. This investment included staffing, training, and professional fees. The increase in SG&A for the year ended December 31, 2019 also included transaction costs relating to our investment in TogetherHealth and other acquisitions.

Marketing and Advertising Expense

Marketing and advertising expense for the year ended December 31, 2019 was $37.9 million. This represents an increase of $31.6 million, or 500.9%, compared to 2018, which in 2018, marketing and advertising was presented as a component of SG&A.

The increase in marketing and advertising expenses was primarily attributable to the Company's entrance into Medicare and the up-front investment in preparation for the Medicare open enrollment period.

Tax Receivable Agreement Income

2019 Compared to 2018

For the year ended December 31, 2019, there was $212,000 of income recorded under the Tax Receivable Agreement ("TRA") primarily due to a revised estimate of future payments. TRA income for the year ended December 31, 2018 was $1.5 million, primarily due to changes in the Tax Cuts and Jobs Act. See Note 13 for further information.

Provision for Income Taxes

2019 Compared to 2018

For 2019, we recorded a provision for income tax expense of $10.1 million, reflecting an effective tax rate of 21.6%. For 2018, we recorded a provision for income tax expense of $10.7 million, reflecting an effective tax rate of 36.0%. The amount of income tax expense and the effective tax rate decreased primarily due to the release of the valuation allowance attributable to HPIH from the adoption of Section 451(b) proposed regulations. The decrease in the effective tax rate for the year ended December 31, 2019 is also lower than prior year due to an adjustment of the Company’s valuation allowance related to its investment in HPIH, as discussed in Note 13 to the financial statements.

Noncontrolling Interest

2019 Compared to 2018

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of December 31, 2019, we had an 86.5% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 13.5%. As of December 31, 2018, we had a 83.0% economic interest in HPIH, whereas HPI and HPIS collectively held the remaining 17.0%. HPI and HPIS's interest in HPIH is reflected as a noncontrolling interest on our accompanying consolidated financial statements contained elsewhere in this report. The decrease in economic interest for HPI and HPIS in 2019 was due to the exchange of 125,000 and 500,000 shares of our Class B common stock for and equal number of shares of our Class A common stock on March 22, 2019 and July 3, 2019, respectively.

Reportable Segments

We have two reportable operating segments within our operating platform: Medicare and IFP.

Our President and Chief Executive Officer is our named CODM. To determine the Company's reportable operating segments, we consider the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the CODM to evaluate the results of operations. Subsidiaries with similar economic characteristics, products and services, customers, distribution methods and operational processes that operate in a similar regulatory environment are combined.

The accounting policies of the segments are the same as those described in Note 1 included within Part IV, Item 15, of this Annual Report. The Company evaluates the performance of its reportable segments based on segment sales and segment operating income. Operating income for each segment includes sales to third parties and related operating expenses directly attributable to the segment. SG&A expenses are included in the segment in which the expenditures are incurred. Operating income for each segment excludes certain expenses managed outside the reportable segments which include various expenses such as corporate expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The following table presents summary results of our operating segments ($ in thousands):

Year Ended December 31, 2019
Revenue
Medicare revenue	$67,770
IFP revenue	314,038
Total revenue	$381,808

Segment profit
Medicare profit	$32,078
IFP profit	66,784
Total segment profit	98,862

Corporate	$(16,754)
Interest expense	(5,646)
Depreciation and amortization	(11,842)
Provision for income taxes	(10,093)
Stock-based compensation and related costs	(10,731)
Fair value adjustment to contingent consideration	3,472
Transaction costs	(1,986)
Tax receivable agreement liability adjustment	212
Indemnity and other related legal costs	(7,721)
Severance, restructuring and other	(1,043)
Net income	$36,730

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" in this Annual Report on Form 10-K.

In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part IV, Item 15, "Exhibits and Financial Statement Schedules" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period (in thousands, except per share data):

For the Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$87,326	$58,356	$75,272	$160,854
Income from operations	5,341	6,852	3,042	33,550
Net income	2,182	3,230	4,839	26,479
Net income attributable to Health Insurance Innovations, Inc.	1,331	2,287	4,800	21,196
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.12	$0.22	$0.43	$1.89
Diluted	$0.11	$0.20	$0.40	$1.77

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$75,931	$71,782	$71,467	$131,917
Income from operations	11,671	3,809	1,698	14,084
Net income	6,652	2,527	1,492	8,293
Net income attributable to Health Insurance Innovations, Inc.	4,608	1,799	1,139	5,448
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$0.40	$0.15	$0.09	$0.44
Diluted	$0.37	$0.14	$0.08	$0.40

Liquidity and Capital Resources

General

As of December 31, 2019, we had $3.8 million of cash and cash equivalents, excluding restricted cash.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months, although we can give no assurances concerning future liquidity.

Our Indebtedness

 As of December 31, 2019, we had a $180.3 million outstanding balance from draws on the Senior Credit Facility (as defined below) and $31.0 million was available to be drawn upon. As of December 31, 2018, we had $15.0 million outstanding balance from draws on our previous credit facility. The Company was in compliance with all covenants for all periods. See Note 9 to the consolidated financial statements for additional details on our Senior Credit Facility.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3 to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A common stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. At December 31, 2019 the Company had not sold any securities under this Registration Statement, and the Registration Statement will expire in May 2020. See Note 10 to the consolidated financial statements for additional details on our registration statement.

Cash Flows

The following table presents a summary of cash flows ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(37,657)	$21,772	$45,227
Investing activities	(60,804)	(2,214)	(3,465)
Financing activities	94,021	(49,386)	(11,305)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(4,440)	$(29,828)	$30,457

Cash Flows from Operating Activities

2019 Compared to 2018

Net cash provided by operating activities during the fiscal year ended December 31, 2019 decreased compared to 2018 primarily due to a $17.4 million increase in advanced commissions, a $16.8 million increase in accounts payable, accrued expenses and other and a decrease of $10.1 million in commissions. Changes in operating assets and liabilities were largely driven by the expansion into the Medicare segment which required additional selling, general and administrative costs and significant marketing and advertising costs.

Cash Flows from Investing Activities

2019 Compared to 2018

Net cash used in investing activities during the fiscal year ended December 31, 2019 increased compared to 2018 and was primarily the result of business acquisitions of $49.9 million, the purchase of a domain name for $8.1 million, capitalized internal-use software costs of $1.6 million and $1.2 million of purchases of property and equipment.

Cash Flows from Financing Activities

2019 Compared to 2018
Net cash used in financing activities during the fiscal year ended December 31, 2019, increased significantly over 2018 primarily due to net cash inflows from use of the Senior Credit Facility and previous credit facility of $163.6 million. This was offset by cash outflows of $63.9 million for purchases of Class A common stock pursuant to our share repurchase plan, up approximately $8.0 million over 2018. Distributions to member were $2.6 million, down approximately $1.5 million over 2018. Payments associated with the net settlement of employee tax liabilities related to restricted share vesting were $2.8 million, down approximately $1.6 million from 2018. See Notes 9 and 10 for further information on our Senior Credit Facility and our share repurchase program, respectively.

Off-Balance Sheet Arrangements

Through December 31, 2019, we had not entered into any off-balance sheet arrangements.

Contractual Obligations

The following table represents future contractual obligation payments as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Term loan at face value	$146,250	$9,375	$136,875	$—	$—
Interest on term loan(1)	13,109	5,741	7,368	—	—
Line of credit	34,000	2,000	32,000	—	—
Interest on line of credit(1)	3,104	1,285	1,819	—	—
Operating leases(2)	494	252	226	16	—
Contingent consideration(3)	65,171	—	25,650	28,168	11,353
Total	$262,128	$18,653	$203,938	$28,184	$11,353

(1)	We calculated interest based on payment terms that existed at December 31, 2019. Refer to Note 9 in Part IV Item 15 of this Annual Report for the weighted‑average interest rates used.

(2)	Operating leases include total future minimum rent payments under non‑cancelable operating lease agreements.

(3)
Contingent consideration represents the additional payments that are contingent on the future performance of certain acquired businesses. We have included the fair value of the total expected payments as of December 31, 2019 as noted in Note 15 in Part IV Item 15 of this Annual Report. As of December 31, 2019, estimated future, undiscounted earnout payments could range as high as $131.5 million.

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

Revenue Recognition

Our primary revenue sources are from the distribution of Medicare and IFP products. Our contracts with customers often include promises to transfer multiple services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires management judgment and estimates within the revenue recognition process. These judgments and estimates include (i) determining the standalone sales price ("SSP") for each distinct performance obligation; and (ii) estimating the amount of variable consideration to include in the transaction price.

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

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see "Revenue Recognition" in Part IV, Item 15, Note 1 of this Annual Report.

Commissions Payable and Expense

With the adoption of ASC 606, the Company applied guidance under ASC 340 and was required to record the estimated lifetime commissions expected to be paid to distributors. Duration estimates used in revenue recognition have a significant impact on the amount of commissions expense we recognize, and the related liability recorded for the estimated lifetime commission payments not yet made. The duration estimates applied to revenue are similar to those applied to the associated commissions.

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

We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business or consolidated financial statements with respect to loss contingencies for legal and other contingencies as of December 31, 2019. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

We accounted for the tax effects of the Tax Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018, within the one year measurement period from the enactment date.

Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, volatility rates, and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose.

For goodwill, we determine the fair value using a weighting of the income approach and the market capitalization approach. The income approach is based on the discounted cash flows of each operating segment and the market capitalization method utilizing our publicly available trading data. Components are aggregated due to their similar economic characteristics. The Company has two operating segments: Medicare and IFP. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are set by using the Weighted-Average Cost of Capital (“WACC”) methodology. The WACC considers market and industry data as well as Company specific risk factors for each segment in determining the appropriate discount rates to be used. The discount rate utilized for each segment is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected growth, and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

A significant decline in either projected revenues, projected cash flows or increased discount rates used to determine fair value could result in an impairment charge.

Business Combinations

We include in our operating results the results of operations of acquired businesses prospectively from the acquisition date. We allocate the fair value of the purchase consideration of our acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions. When provisional amounts are recorded in the reporting period in which a business combination occurs, adjustments to the provisional amounts may be subsequently recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that would have affected the measurement of the amounts recognized at the acquisition date. Adjustments to the provisional amounts identified during the measurement period, which is a period not to exceed one year from the acquisition date, are reported in the period the adjustment is identified by means of an adjustment to goodwill, with the effect on earnings measured as if the provisional amounts had been completed at the acquisition date. Adjustments to amounts recognized in a business combination that occur after the end of the measurement period are recognized in current period operations.

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and WACC, among others. The WACC requires assumptions and judgments as described above for goodwill and indefinite lived impairment analysis.

The approach to valuing the initial contingent consideration associated with an acquisition uses unobservable factors such as Company specific volatility rates, and projected revenues and expenses over the term of the contingent earn-out period discounted for the period over which the contingent consideration is measured.

Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Recent Accounting Pronouncements

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company's financial results, if determinable, under the sub-heading "Recent Accounting Pronouncements."

Carrier Concentration

For the year ended December 31, 2019, three carriers accounted for 43% of our revenues compared to three carriers who accounted for 54% of our revenues at December 31, 2018. The Company anticipates that revenues in 2020 will continue to be concentrated among a small number of carriers, although as a part of the Company's strategy of improving and increasing its product mix by seeking to add innovative new products, the Company anticipates that its carrier concentration may decrease. See Note 17 "Concentrations of Credit Risk and Significant Customers" of the accompanying consolidated financial statements for further information.

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For detailed discussion surrounding legal and other contingencies, see Note 17 in the accompanying consolidated financial statements.

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

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk with regard to its Credit Agreement. At December 31, 2019, the Company had a balance of $180.3 million outstanding under the Credit Agreement. This balance is subject to an interest rate equal to, at our option, (i) the Base Rate (which is the highest of the Bank of America prime rate, the federal funds rate plus 0.50%, and LIBOR index rate plus 1.00%) plus the Applicable Margin, or (ii) LIBOR (as defined in the Credit Agreement) plus the Applicable Margin. The "Applicable Margin" as defined under the Credit Agreement means, (a) until receipt by the Administrative Agent of the compliance certificate for the fiscal quarter ending September 30, 2019, 2.00% per annum, in the case of LIBOR loans, and 1.00% per annum, in the case of Base Rate loans, and (b) thereafter, a percentage determined based upon HPIH's Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.00%, in the case of LIBOR loans, and .50% to 1.00%, in the case of Base Rate loans. A 1% increase in interest rates would not have had a material impact on the Company's interest expense for the year ended December 31, 2019. See Part IV, Item 15, Note 9 of this Annual Report for further information on the Credit Agreement.

The above only incorporates those exposures that exist as of December 31, 2019 and does not consider those exposures or positions which could arise after that date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision of the Company's principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.

Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company's management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of our internal control over financial reporting, management used Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (2013 Framework).

During 2019, the Company acquired RxHelpline, LLC, TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC (collectively, "TogetherHealth") and Total Insurance Brokers, LLC ("TIB"). Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, TogetherHealth and TIB's internal control over financial reporting. These acquisitions represent 11.6% of total assets and 17.8% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Management did not assess the effectiveness of internal control over financial reporting of these acquisitions due to the complexity associated with assessing internal controls during integration efforts.

Based on management's assessment and the criteria in the COSO framework, management has concluded that as of December 31, 2019 the Company's internal control over financial reporting was effective.

Remediation of Previously Reported Material Weaknesses

To remediate the previously identified material weaknesses related to the implementation of ASC 606, the Company executed a plan which included, but was not limited to, the engagement of independent external consultants to review and evaluate the revenue accounting model, implemented enhanced training on policies, procedures, controls, and technical accounting guidance for contract reviews for revenue accounting, hired additional staff, and implemented a recurring review process for all adjustments to contract assets and liabilities. The Company appropriately remediated the material weaknesses as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Except as noted above regarding the enhancements of internal controls in connection with the remediation of the previously identified material weaknesses, there were no other changes in the Company's internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company's internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their report is included below. Grant Thornton, LLP has audited, and issued an unqualified opinion with respect to our consolidated financial statements for 2019, which opinion is included in Part IV, Item 15, of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Insurance Innovations, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 4, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of TogetherHealth PAP, LLC, TogetherHealth Insurance LLC, RxHelpline, LLC, (collectively, “TogetherHealth”) and Total Insurance Brokers, LLC, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 11.6% and 17.8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, TogetherHealth and Total Insurance Brokers, LLC were acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of TogetherHealth and Total Insurance Brokers, LLC.

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

/s/ GRANT THORNTON LLP

Tampa, Florida
March 4, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided in the 2020 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided in 2020 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided in 2020 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Health Insurance Innovations, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Health Insurance Innovations, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Health Insurance Innovations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in the years ended December 31, 2019 and 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2014.

Tampa, Florida
March 4, 2020

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,771	$9,321
Restricted cash	17,788	16,678
Accounts receivable, net, prepaid expenses and other current assets	2,911	2,108
Income taxes receivable	18,210	—
Advanced commissions, net	45,250	29,867
Contract asset	184,474	165,494
Total current assets	272,404	223,468
Long-term contract asset	209,239	132,566
Property and equipment, net	5,415	5,134
Goodwill	135,182	41,076
Intangible assets, net	28,963	4,217
Deferred tax assets, net	—	25,967
Other assets	655	61
Total assets	$651,858	$432,489
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$51,477	$32,397
Commissions payable	97,785	106,608
Income taxes payable, net	—	15,586
Short-term debt	10,684	—
Due to member	—	7,978
Other current liabilities	794	422
Total current liabilities	160,740	162,991
Long-term commissions payable	82,369	84,716
Long-term contingent consideration	65,171	—
Long-term debt, net	167,947	15,000
Due to member	29,121	25,693
Deferred tax liability, net	5,722	—
Other liabilities	814	621
Total liabilities	511,884	289,021
Stockholders' equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 16,219,217 and 14,425,824 shares issued as of December 31, 2019 and 2018, respectively; 12,273,630 and 12,387,349 shares outstanding as of December 31, 2019 and 2018, respectively)	16	14
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 1,916,667 and 2,541,667 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	2	3
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018, respectively)	—	—
Additional paid-in capital	118,465	94,194
Treasury stock, at cost (3,945,587 and 2,038,475 shares as of December 31, 2019 and 2018, respectively)	(127,400)	(67,185)
Retained earnings	110,418	80,804
Total Health Insurance Innovations, Inc. stockholders' equity	101,501	107,830
Noncontrolling interests	38,473	35,638
Total stockholders' equity	139,974	143,468
Total liabilities and stockholders' equity	$651,858	$432,489

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Statements of Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$381,808	$351,097	$250,476
Operating expenses:
Third-party commissions	188,742	234,777	145,300
Selling, general and administrative	88,393	68,043	55,994
Marketing and advertising	37,896	6,307	8,452
Credit card and ACH fees	6,150	5,909	5,127
Depreciation and amortization	11,842	4,799	4,044
Total operating expenses	333,023	319,835	218,917
Income from operations	48,785	31,262	31,559

Other expense (income):
Interest expense (income)	5,646	25	(19)
Fair value adjustment to contingent acquisition consideration	(3,472)	—	—
TRA (income) expense	(212)	1,471	(11,835)
Other expense	—	130	104
Net income before income taxes	46,823	29,636	43,309
Provision for income taxes	10,093	10,672	16,818
Net income	36,730	18,964	26,491
Net income attributable to noncontrolling interests	7,116	5,970	8,606
Net income attributable to Health Insurance Innovations, Inc.	$29,614	$12,994	$17,885

Per share data:
Net income per share attributable to Health Insurance Innovations, Inc.
Basic	$2.67	$1.07	$1.63
Diluted	$2.47	$0.97	$1.50
Weighted average Class A common shares outstanding
Basic	11,084,356	12,200,654	10,970,995
Diluted	11,966,542	13,376,265	11,937,725

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Statements of Stockholders' Equity
($ in thousands, except share data)

	Health Insurance Innovations, Inc.
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings	Noncontrolling Interests	Stockholders' Equity
Balance as of January 1, 2017	8,036,705	$8	6,841,667	$7	$47,849	119,544	$(1,122)	$1,420	$31,916	$80,078
Net income	—	—	—	—	—	—	—	17,885	8,606	26,491
Issuance of Class A common stock in private offering	3,000,000	3	—	—	16,484	—	—	—	—	16,487
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(3,000,000)	(3)	—	—	—	—	(14,371)	(14,374)
Repurchases of Class A common stock	(222,184)	—	—	—	—	222,184	(4,923)	—	—	(4,923)
Issuance of common stock under equity compensation plans	1,575,509	2	—	—	31	—	—	—	—	33
Class A common stock withheld in treasury from restricted share vesting	(39,049)	—	—	—	—	39,049	(842)	—	—	(842)
Stock-based compensation	—	—	—	—	7,404	—	—	—	—	7,404
Contributions (distributions)	—	—	—	—	2	—	—	—	(3,355)	(3,353)
Balance as of December 31, 2017	12,350,981	13	3,841,667	4	71,770	380,777	(6,887)	19,305	22,796	107,001
Adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	48,505	23,866	72,371
Net Income	—	—	—	—	—	—	—	12,994	5,970	18,964
Issuance of Class A common stock in private offering	1,300,000	1	—	—	9,231	—	—	—	—	9,232
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(1,300,000)	(1)	—	—	—	—	(8,047)	(8,048)
Repurchases of Class A common stock	(1,550,136)	—	—	—	—	1,550,136	(55,883)	—	—	(55,883)
Issuance of Class A common stock under equity compensation plans	394,066	—	—	—	6	—	—	—	—	6
Class A common stock withheld in Treasury from restricted share vesting	(107,562)	—	—	—	—	107,562	(4,415)	—	—	(4,415)
Stock-based compensation	—	—	—	—	13,170	—	—	—	—	13,170
Contributions (distributions)	—	—	—	—	17	—	—	—	(8,947)	(8,930)
Balance as of December 31, 2018	12,387,349	14	2,541,667	3	94,194	2,038,475	(67,185)	80,804	35,638	143,468
Net income	—	—	—	—	—	—	—	29,614	7,116	36,730
Issuance of Class A common stock in private offering	625,000	1	—	—	7,980	—	—	—	—	7,981
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(625,000)	(1)	—	—	—	—	(8,615)	(8,616)
Issuance of Class A common stock for acquisition consideration	630,000	1	—	—	11,783	—	—	—	—	11,784
Repurchases of Class A common stock	(1,981,241)	—	—	—	—	1,981,241	(63,916)	—	—	(63,916)
Issuance of Class A common stock under equity compensation plans	538,393	—	—	—	—	—	—	—	—	—
Class A common stock withheld in treasury from restricted share vesting	(113,078)	—	—	—	—	113,078	(2,820)	—	—	(2,820)
Forfeiture of restricted stock held in treasury	(43,439)	—	—	—	1,068	43,439	(1,068)	—	—	—
Issuances of restricted shares from treasury	219,500	—	—	—	(7,222)	(219,500)	7,222	—	—	—
Issuances of Class A common stock from treasury	11,146	—	—	—	(367)	(11,146)	367	—	—	—
Stock-based compensation	—	—	—	—	11,029	—	—	—	—	11,029
Contributions (Note 17)	—	—	—	—	—	—	—	—	4,334	4,334
Balance as of December 31, 2019	12,273,630	16	1,916,667	2	118,465	3,945,587	(127,400)	110,418	38,473	139,974

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$36,730	$18,964	$26,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,595	12,583	7,404
Fair value adjustment to contingent acquisition consideration	(3,472)	—	—
Provision for allowance for doubtful accounts	1,200	137	—
Depreciation and amortization	11,842	4,799	4,044
Deferred financing costs	307	—	—
Deferred income taxes	34,665	(14,135)	1,343
Deferred income taxes related to the Tax Act	—	(250)	12,610
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(1,565)	171	(533)
(Increase) decrease in advanced commissions	(17,427)	6,288	(2,548)
Increase in income taxes receivable	(18,210)	—	—
Increase in contract asset	(82,147)	(59,989)	—
Increase in accounts payable, accrued expenses and other liabilities	16,818	3,078	7,015
(Decrease) increase in commission payable	(10,148)	33,856	3,101
(Decrease) increase in income taxes payable, net	(15,586)	14,799	(1,334)
(Decrease) increase in due to member pursuant to tax receivable agreement	(1,259)	1,471	(531)
Decrease in due to member related to the Tax Act	—	—	(11,835)
Net cash (used in) provided by operating activities	(37,657)	21,772	45,227
Investing activities:
Business acquisitions, net of cash acquired	(49,895)	—	—
Acquisition of domain name	(8,133)	—	—
Capitalized internal-use software and website development costs	(1,616)	(1,601)	(2,956)
Purchases of property and equipment	(1,160)	(613)	(509)
Net cash used in investing activities	(60,804)	(2,214)	(3,465)
Financing activities:
Proceeds from borrowings under credit agreement	234,000	15,000	—
Payments on borrowings under credit agreement	(70,676)	—	—
Payments for noncompete obligation	—	—	(96)
Payments related to tax withholding for share-based compensation	(2,820)	(4,415)	(842)
Issuances of Class A common stock under equity compensation plans	—	6	33
Purchases of Class A common stock pursuant to share repurchase plan	(63,916)	(55,883)	(4,923)
Distributions to member	(2,567)	(4,094)	(5,477)
Net cash provided by (used in) financing activities	94,021	(49,386)	(11,305)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(4,440)	(29,828)	30,457
Cash and cash equivalents, and restricted cash at beginning of period	25,999	55,827	25,370
Cash and cash equivalents, and restricted cash at end of period	$21,559	$25,999	$55,827

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Consolidated Statements of Cash Flows (Continued)
Supplemental Cash Flow Information
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$9,230	$10,299	$5,310
Interest	4,721	1	2
Non-cash investing activities:
Business acquisition - equity consideration	$11,784	$—	$—
Business acquisition - contingent consideration	65,171	—	—
Business acquisition - cash withheld by HIIQ to fund post-closing adjustments	2,305	—	—
Capitalized stock-based compensation	434	587	—
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$3,610	$10,476	$18,618
Change in deferred tax asset related to Exchange Agreement	(2,976)	(11,661)	(20,732)
Issuance of Class A common stock in a private offering related to Exchange Agreement	7,981	9,232	16,487
Exchange of Class B membership interests related to Exchange Agreement	(8,616)	(8,048)	(14,374)
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	—	6,666	638
Reversal of accrued distribution to member of Health Plan Intermediaries Holdings, LLC due to adoption of Sec. 451 (b) proposed regulations	(6,901)	—	—

The accompanying notes are an integral part of the consolidated financial statements

HEALTH INSURANCE INNOVATIONS, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018, and 2017

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Health Insurance Innovations, Inc. ("HIIQ") is a Delaware corporation incorporated on October 26, 2012. In this annual report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer (1) prior to the February 13, 2013 closing of an initial public offering ("IPO") of the Class A common stock of Health Insurance Innovations, Inc. and related transactions, to Health Plan Intermediaries, LLC ("HPI") and Health Plan Intermediaries Sub, LLC ("HPIS"), its consolidated subsidiary, and (2) after the IPO and related transactions, to Health Insurance Innovations, Inc. and its consolidated subsidiaries. The term "HPIH" refers to the stand-alone entity Health Plan Intermediaries Holdings, LLC. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of HIIQ.

Business Description

We are a technology driven distributor of Medicare, health and life insurance products that meet the demands and needs of our consumers. Our business is comprised of two operating segments: Medicare Segment, which includes our offering of Medicare-related health insurance plans, and IFP Segment which includes individual and family health insurance plans ("IFP"), short-term medical ("STM") insurance plans, health benefit insurance plans ("HBIP") and supplemental products which include a variety of additional insurance and non-insurance products. We actively market products to individuals through televised commercials, e-commerce platforms and digital marketing campaigns, strategic marketing partner relationships, and other licensed-agent distribution channels, consisting of both our internal distribution network, and an external distribution network of independently owned and operated distributors.

In May 2019, the Company formed Benefytt Reinsurance, a captive reinsurance company which engages in the reinsurance of certain insurers' IFP business that was provided and administered by HIIQ. The current operations of Benefytt Reinsurance are not material to the Company's financial statements.

The health insurance products we sell are underwritten by third-party insurance carriers with whom we have no affiliation apart from our contractual relationships. Other than with respect to the activities of Benefytt, we are not an insurer, we assume no underwriting, insurance or reimbursement risk.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Health Insurance Innovations, Inc., its wholly owned subsidiaries, one of which is a Variable Interest Entity ("VIE"), of which the Company is the primary beneficiary. See Note 3 for further information on the VIE. All intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The results of operations for business combinations are included from their respective dates of acquisition.

Noncontrolling interests are included in the consolidated balance sheets as a component of stockholders' equity that is not attributable to the equity of the Company. We report separately the amounts of consolidated net loss or income attributable to us and noncontrolling interests.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates.

Reclassifications

Prior period marketing and advertising expenses included within the consolidated statements of income have been reclassified to conform to the current period presentation. The Company previously reported marketing and advertising expense as a component of selling, general and administrative expenses but now reports these expenses as a separate line item in the consolidated statements of income. Additionally, the Company previously presented deferred revenue as a separate line item in the consolidated balance sheets however, the Company now presents deferred revenue as a component of other current liabilities.

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

Restricted Cash

In our capacity as the managing general underwriter, we collect premiums from members and distributors and, after deducting our earned commission and fees, we remit the net funds to our contracted insurance carriers and discount benefit vendors. Where contractually obligated, we hold the unremitted funds in a fiduciary capacity until they are disbursed, and the use of such funds is restricted. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheets with the related liabilities reported in accounts payable and accrued expenses. Restricted cash at December 31, 2019 and 2018, was $17.8 million and $16.7 million, respectively.

Accounts Receivable

Accounts receivable generally represent amounts due to us for either lead sales to vendors or premiums collected by a third-party and are generally considered delinquent 15 days after the due date. If a member payment remains delinquent, the underlying insurance contracts are canceled retroactively. We have not experienced any material credit losses from accounts receivable and have not recognized a significant provision for uncollectible accounts.

Third-Party Commissions and Advanced Commissions

We utilize a broad network of licensed third-party distributors, in addition to our internal distributors to sell the plans we offer. For IFP, we pay commissions to these distributors based on a percentage of the policy premium that varies by type of policy. We also pay fees to some distributors for discount benefit plans issued.

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

Advanced commissions, net outstanding as of December 31, 2019 and 2018, totaled $45.3 million and $29.9 million, respectively. We perform ongoing credit evaluations of our distributors, all of which are located in the United States. We recover the advanced commissions by contractually withholding future commissions earned on premiums collected over the period in which policies renew. While we have not experienced any significant write-offs from commission advances, we have recognized an allowance for bad debt of $1.2 million and $137,000 as of December 31, 2019 and 2018, respectively.

Generally, commissions earned by third-party distributors on related advances are reduced by 2% of the insurance premium sold which is recognized as a reduction of commissions expense within the consolidated statements of income. The reduction of commission expense related to this practice for the years ended December 31, 2019, 2018, and 2017 were $1.4 million, $1.9 million, and $2.3 million, respectively. See Note 4 for additional information relating to advanced commissions.

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

For the years ended December 31, 2019, 2018, and 2017, we capitalized $2.1 million, $2.2 million, and $3.0 million respectively, of costs incurred, consisting primarily of direct labor, in the application development stage of the internal-use software.  For the years ended December 31, 2019, 2018, and 2017, there was $2.6 million, $2.6 million and $1.7 million, respectively, of amortization expense recorded for projects in the post-implementation/operation phase of development.

The Company's management periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses were recognized for the periods presented.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Determining what constitutes a business to qualify as a business combination requires some judgment. The Company determines whether a transaction qualifies as a business combination by applying the definition of a business, which requires the assets acquired and liabilities assumed to be inputs and processes that have the ability to contribute to the creation of outputs. The Company accounts for business combinations under the acquisition method of accounting, which requires the following steps: (i) identifying the acquirer, (ii) determining the acquisition date, (iii) recognizing and measuring the identifiable assets acquired and the liabilities assumed, and (iv) recognizing and measuring goodwill. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Management primarily establishes fair value of acquired intangible assets using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors. Contingent consideration liabilities are reported at their estimated fair values based upon probability-weighted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value recorded in other expense (income) on the consolidated statements of income. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods. Transaction costs are expensed as incurred.

Lease Accounting

The Company adopted ASC 842 on January 1, 2019 the date in which the standard became applicable to us. The Company determines if an arrangement contains a lease at inception, by assessing whether there is an identified asset and whether the arrangement contains the right to control the use of the identified asset for a period of time in exchange for consideration. The Company has control of the asset if it has the right to direct the use of the asset and obtains substantially all of the economic benefits from the use of the asset throughout the period of use.

The Company classifies a lease as a finance lease when it meets any of the following criteria at the lease commencement date: (i) the lease transfers ownership of the underlying asset to the Company by the end of the lease term; (ii) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (iii) the lease term is for the major part of the remaining economic life of the underlying asset (the Company considers a major part to be 75% or more of the remaining economic life of the underlying asset); (iv) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset (the Company considers substantially all the fair value to be 90% or more of the fair value of the underlying asset amount); or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the criteria above are met, the Company classifies the lease as an operating lease.

On lease commencement date, the Company records a lease asset and lease liability. The lease asset consists of: (i) the amount of the initial lease liability; (ii) any lease payments made to the lessor at or before the lease commencement date, minus any lease incentives received; and (iii) any initial direct cost incurred by the Company. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are capitalized as part of the lease asset. The lease liability equals the present value of the future cash payments discounted using the Company's incremental borrowing rate. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company's leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company applied the transition method retrospectively at the beginning of the period of adoption however there was no cumulative-effect adjustment to retained earnings.

For arrangements where the Company is the lessee, operating lease assets are included in other assets and operating lease liabilities are included in, other current liabilities, and other liabilities on the consolidated balance sheet as of December 31, 2019. The Company currently does not have any finance leases.

Practical expedients

The Company has lease arrangements with lease and non-lease components. Upon adoption of the new standard, the Company elected the practical expedient not to separate non-lease components from lease components for the Company’s operating leases. Additionally, the Company applied the package of practical expedients to forgo reassessing certain conclusions reached under legacy GAAP. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of-use assets and lease liabilities are not recognized for short-term leases.

Goodwill and Other Intangible Assets

Goodwill

We have recorded goodwill which represents the excess of the consideration paid over the fair value of the identifiable net assets acquired in a transaction accounted for as a business combination. An impairment test is performed by us at least annually as of October 1st, or whenever events or circumstances indicate a potential for impairment.

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

The Company performed its annual impairment analysis as of October 1, 2019 and 2018, respectively, and upon completion of the analysis we determined that there was no impairment in either year. See Note 7 for further information on our goodwill.

Other Intangible Assets

Our other intangible assets arose primarily from acquisitions. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years. See Note 7 for further discussion of our intangible assets.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value. No impairments on intangible assets were recorded during the years ended December 31, 2019 and 2018.

Revenue Recognition

On December 31, 2018, we adopted ASC 606, the date at which the Company lost its emerging growth company status and the requirements of ASC 606 became effective for us, applied retrospectively to January 1, 2018. We adopted ASC 606 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018. Under this transition method, prior period impacts from the adoption of ASC 606 are adjusted to the opening retained earnings balance. Accordingly, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company has identified our customers as the insurance carriers and discount benefit providers with whom we contract.

We determine revenue recognition through the following steps:

1.	identification of the contract, or contracts, with a customer;

2.	identification of the performance obligations in the contract;

3.	determination of the transaction price;

4.	allocation of the transaction price to the performance obligations in the contract; and

5.	recognition of revenue when, or as, we satisfy a performance obligation.

The Company has identified one performance obligation, sales and marketing services, as its only obligation for both consumer engagement revenue and the sale of a Medicare insurance policy to a member. Once satisfied, revenue recognition for the sales and marketing services performance obligation is complete and revenue is recorded based on 1) price times quantity of the leads transferred for consumer engagement, or 2) the estimated lifetime commissions of the Medicare policy based on estimated persistency rates for Medicare insurance products. Revenue recorded for this performance obligation is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

For both Medicare Advantage and Medicare Part D prescription drug plans, we receive a fixed annual payment from our customer once the plan is approved by the carrier and generally a fixed monthly payment beginning with the second plan year. In the first plan year of a Medicare Advantage and Medicare Part D prescription drug plan, after the health insurance carrier approves the application but during the effective year of the plan, we are paid a fixed commission that is prorated for the number of months remaining in the calendar year. Additionally, if the plan is the first Medicare Advantage or Medicare Part D plan issued to the member, we may receive a higher commission rate that covers a full twelve-month period, regardless of the month the plan was effective. We earn commission revenue for Medicare Advantage and Medicare Part D prescription drug plans for which we, or our business process outsourcing partners ("BPO), are the broker of record, typically until either the policy is canceled.

We have determined that there are two performance obligations associated with our IFP revenue streams. For the first performance obligation, sales and marketing, the services performed are combined. The Company recognizes revenue for sales and marketing at a point-in-time for the total estimated future collections associated with this performance obligation. The second performance obligation, member management, includes the promises of billing, collecting, and member support services which are combined as a series and recognized over time.

As the managing general underwriter and/or broker of IFP, we generally receive all amounts due in connection with the plans we sell and service on behalf of the carriers and discount benefit providers.

We collect payment upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis, based on their respective compensation arrangements.

Commission rates earned by us for the products we sell are agreed to in advance with the relevant insurance carrier and vary by carrier and policy type. Under our carrier compensation arrangements, the commission rate schedule that is in effect on the policy effective date governs the commissions over the life of the policy. All amounts due to insurance carriers and discount benefit vendors are reported and paid to them in accordance with contractual agreements. See Note 11 for additional disclosures surrounding revenue recognition.

Prior to the adoption of ASC 606, we recognized revenue under ASC 605, when persuasive evidence of an arrangement existed, delivery of services had occurred, the sales price was fixed or determinable, and collectibility was reasonably assured. For our Company, this generally meant that we recognized revenue monthly, over the period that policies were in force. Revenue reported for the year ended December 31, 2017 is presented under ASC 605.

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

We utilize the market approach to measure the fair value of our financial assets. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties. See Note 15 for a description of our valuation methods.

The Company’s financial instruments include restricted cash, accounts payable, accrued liabilities, contingent consideration, and long-term debt. The carrying amount of restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of our borrowings against our credit facility approximates its fair value.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses consist of expenditures related to the procurement of Medicare and IFP sales and the procurement of consumer engagement leads. Advertising and marketing costs include celebrity endorsements, online and televised commercial advertising.

Accounting for Stock-Based Compensation

Expense for stock-based compensation is recognized based upon estimated grant date fair value and is amortized over the requisite service period of the awards using the accelerated method. We offer awards which vest based on service conditions, performance conditions, or market conditions. For grants of stock appreciation rights ("SARs") and stock options, we apply the Black-Scholes option-pricing model, a Monte Carlo Simulation, or a lattice model, depending on the vesting conditions, in determining the fair value of share-based payments to employees. These models incorporate various assumptions, including expected volatility and expected term. Volatility is calculated using the Company's trading history. The expected term of awards granted is based on the Company's best estimate and the use of the simplified method for "plain vanilla" awards under GAAP, where applicable.

The resulting compensation expense is recognized over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. Compensation expense is recognized only for those awards expected to vest. In accordance with GAAP, compensation expense is not recognized for awards with performance vesting conditions until it is deemed probable that the underlying performance events will occur. All stock-based compensation expense is classified within selling, general and administrative expense ("SG&A") in the consolidated statements of income.

It is possible that a change in the future estimates or assumptions used to determine stock-based compensation expense could have a material impact on the consolidated financial statements. See Note 12 for further discussion of stock-based compensation.

Accounting for Income Taxes

HPIH is taxed as a partnership for federal income tax purposes; as a result, it is not subject to entity-level federal or state income taxation, but its members are liable for taxes with respect to their allocable shares of each company's respective net taxable income.

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

We account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Such amounts are subjective, as a determination must be made on the probability of various possible outcomes. We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement could result in recognition of a tax benefit or an additional tax provision. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company's financial statements as there are no uncertain tax positions outstanding as of December 31, 2019 and 2018, respectively. See Note 13 for further discussion of income taxes.

Basic and Diluted Earnings per Share

Basic earnings per share is determined by dividing the net earnings attributable to Class A common stockholders by the weighted average number of Class A common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding SARs and options are computed using the treasury stock method. See Note 14 for further discussion of earnings per share.

The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of each of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders, and holders of each class will vote together as a single class on matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law. For more information on our classes of stock, see Note 10.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), further updated by ASU No. 2018-10, which modifies lease accounting for lessees to increase transparency and comparability by requiring organizations to recognize lease assets and lease liabilities on the balance sheet and increasing disclosures about key leasing arrangements. The amendment updates the critical determinant from capital versus operating to whether a contract is or contains a lease because lessees are required to recognize lease assets and lease liabilities for all leases - financing and operating - other than short term. We adopted this guidance on January 1, 2019. See the preceding section within this Note 1 titled "Lease Accounting" and Note 6 for additional details regarding the adoption of this standard.

Accounting pronouncements not yet adopted

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

2. Business Combinations

TogetherHealth

On June 5, 2019, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with RxHelpline, LLC ("RXH"), TogetherHealth PAP, LLC ("THP"), TogetherHealth Insurance, LLC ("THI" and, collectively with RXH and THP, "TogetherHealth"), TogetherHealth Soup, L.P. ("Seller") and certain principals of TogetherHealth, pursuant to which HPIH purchased 100% of the outstanding limited liability company interests of TogetherHealth (the "Interests"). The closing of the transactions contemplated by the Purchase Agreement occurred on June 5, 2019, simultaneous with the signing of the Purchase Agreement.

The purchase price for the Interests under the Purchase Agreement was approximately $50.0 million in cash, subject to certain closing and post-closing adjustments (the "Cash Consideration"), the issuance of 630,000 shares of the Company's Class A common stock, and an earn-out agreement pursuant to which the Seller will receive payments over a five-year post-closing period equal to a percentage of the TogetherHealth's gross margin above specified thresholds. Pursuant to the Purchase Agreement, a portion of the cash consideration consisting of $2.5 million was held back by HPIH in order to fund payment of post-closing adjustments to the cash consideration and post-closing indemnification obligations of the parties of which, $500,000 has since been released. The shares issued pursuant to the Purchase Agreement are subject to lock-up agreements pursuant to which the holders thereof are restricted from selling or transferring such shares for a three-year period, subject to a release from the lock-up of one-third of the subject shares on each of the first three anniversary dates of the Purchase Agreement and subject to other release-acceleration provisions and customary exceptions.

During the year ended December 31, 2019, we recognized $736,000 in transaction costs related to the acquisition of TogetherHealth. Transaction costs were expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

This transaction is expected to provide us with additional benefits such as increased and ongoing sales referrals that we will use to convert to policies, or sell externally, which will help facilitate our entry into new markets and revenue streams, such as the market for the distribution of Medicare insurance products to individuals 65 years of age or older.

The following table summarizes the fair value of the consideration paid for the acquisition as of June 5, 2019 ($ in thousands):

Cash consideration(1)	$49,852
Class A common stock, at fair value(2)	11,784
Earnout consideration, at fair value(3)	49,298
Settlement of intercompany balances	(560)
Total consideration	$110,374

(1)
Cash consideration was $50.0 million, of which $2.5 million was withheld by HPIH for the payment of post-closing adjustments. Measurement period adjustments resulted in $148,000 for working capital adjustments.

(2)
The fair value of the Class A common stock derived from the market price of the stock, adjusted to include a discount for lack of marketability due to the trading restrictions pursuant to the Purchase Agreement.

(3)
Represents the fair value estimate of income-based contingent consideration, which may be realized by the sellers incrementally over five years after the closing date of the acquisition. The fair value of the contingent consideration arrangement as of the acquisition date was estimated using a risk-adjusted probability analysis. As of June 5th, 2019, management estimated the payments to be approximately $97.6 million over the five years however the maximum cash payout is unlimited.

For the year ended December 31, 2019, the Company updated its preliminary allocation of the purchase price of the assets and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using information and assumptions available which management believes are reasonable.

The following table summarizes the allocation of the total purchase price for the acquisition: ($ in thousands):

Cash	$179
Accounts receivable and other assets(1)	333
Contract asset(1)	13,506
Property, plant and equipment(1)	34
Intangible asset - brand	430
Intangible asset - BPO relationship	24,700
Goodwill	71,952
Accounts payable, accrued expenses, and other liabilities(1)	(760)
Total	$110,374

(1)
The carrying value of accounts receivable, contract asset, property, plant and equipment, accounts payable and accrued expenses approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value of goodwill is primarily related to the expected results of future operations of TogetherHealth, its existing operational processes, and the experience of the acquired executives. The amount of goodwill that is expected to be deductible for tax purposes is $47.8 million.

As a result of acquiring TogetherHealth, our consolidated results of income include the results of TogetherHealth since the acquisition date. TogetherHealth's revenues for the year ended December 31, 2019 were $58.2 million. For the year ended December 31, 2019 pre-tax net income was $27.0 million. Pre-tax net income for the year ended December 31, 2019 includes $7.0 million of amortization expense associated with the valuations of the acquired intangible assets noted above.

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

	($ in thousands, except per share data) Unaudited
	Year Ended December 31,
	2019	2018
Revenue	$401,493	$393,698
Net income before income taxes	50,412	37,993
Net income	40,717	25,315
Net income attributable to Health Insurance Innovations, Inc.	32,208	17,182

Net income per share - basic	2.84	1.34
Net income per share - diluted	2.63	1.23

Weighted average Class A common shares outstanding
Basic	11,351,890	12,830,654
Diluted	12,234,076	14,006,265

Other Acquisitions

On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation, which owned and operated a domain name in the insurance industry. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with TIB Florida Holdco, Inc. to acquire 100% of the outstanding limited liability company interests of TIB, a distribution company, to complement our entrance into the business of distributing Medicare. The $22.3 million purchase price of TIB was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price of $22.2 million recorded as goodwill. This value of goodwill is primarily related to the expected results of future operations of TIB. The purchase price included an earnout with an estimated fair value of $19.3 million, estimated using a risk-based probability analysis. The earnout agreement stipulates payments of $1.0 million per year for the first three years, if certain gross margin thresholds are met, plus a percentage of the acquired company's gross margin above specified thresholds to be paid over five years. Management estimates the payments to be approximately $72.5 million if all conditions are satisfied however the maximum payout is unlimited.

3.	Variable Interest Entities

As of December 31, 2019, we are the primary beneficiary of one entity, HPIH, that constitutes a VIE pursuant to FASB guidance. HPIH is a VIE as the voting rights of the investors are not proportional to their obligations to absorb the expected losses of HPIH. We hold 100% of the voting power in HPIH, but 86.5% of the total membership and economic interest, and the other members of HPIH hold no voting rights in HPIH. Further, substantially all of the activities of HPIH are conducted on behalf of a membership with disproportionately few voting rights. We have concluded that we are the primary beneficiary of HPIH, and, therefore, should consolidate HPIH since we have power over and receive the benefits of HPIH. We have the power to direct the activities of HPIH that most significantly impact its economic performance. Our equity interest in HPIH obligates us to absorb losses of HPIH and gives us the right to receive benefits from HPIH related to the day-to-day operations of the entity, both of which could potentially be significant to HPIH. As such, our maximum exposure to loss as a result of our involvement in this VIE is the net income or loss allocated to us based on our interest. As of December 31, 2019 and 2018, HIIQ holds 100% of the voting power, respectively, and 86.5% and 83.0% of the membership and economic interest in HPIH, respectively. See Note 10 for further information on our ownership structure.

4.	Advanced Commissions, net

The Company enters into advanced commissions agreements with some of its distributors. Advanced commissions, net as of December 31, 2019 and 2018 were $45.3 million and $29.9 million, respectively. Allowances for uncollectible advanced commissions as of December 31, 2019 and 2018 were $1.2 million and $137,000, respectively. Certain advances are paid to distributors in amounts equal to the total estimated lifetime commissions expected to be paid. We refer to these agreements as "prepaid commissions." Under ASC 340, at the point of a distributor's sale, the Company is required to record the estimated lifetime commissions expense incurred and payable to the distributor. Consequently, the amounts advanced under these prepaid commission agreements concurrently satisfy the required payable and accordingly there are no outstanding balances related to these prepaid commissions on the consolidated balance sheets. For more information on ASC 606, and the related guidance under ASC 340, see Notes 1 and 11.

5.	Property and Equipment

Property and equipment, net, are comprised of the following ($ in thousands):

	December 31,
	2019	2018
Computer equipment	$1,879	$1,218
Furniture and fixtures	734	231
Leasehold improvements	686	482
Website development and internal-use software	12,028	9,978
Total property and equipment	15,327	11,909
Less: Accumulated depreciation	9,912	6,775
Total property and equipment, net	$5,415	$5,134

Depreciation expense, including depreciation related to capitalized website development and internal-use software, was approximately $3.1 million, $3.1 million, and 2.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

6.	Leases

The Company has operating leases for real estate and certain equipment. Our leases have remaining lease terms of one to seven years, some of which includes options to extend the lease for up to five years, and some of which include options to terminate the lease within one year. The Company has lease assets of approximately $500,000 reported within other assets on the consolidated balance sheet as of December 31, 2019. Current lease liabilities of approximately $237,000 are reported within other current liabilities and non-current lease liabilities of approximately $224,000 are reported in other liabilities on the consolidated balance sheet as of December 31, 2019. Operating lease expense was $680,000 as of December 31, 2019. The difference between the undiscounted cash flows and the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 is approximately $30,000.

Supplemental cash flow information, as of December 31, 2019, related to operating leases was as follows ($ in thousands):

Cash paid within operating cash flows	$907

The following table summarizes the future remaining minimum lease payments as of December 31, 2019 ($ in thousands):

2020	$252
2021	87
2022	89
2023	50
2024	16
Thereafter	—
Total minimum lease payments	$494

The weighted-average remaining lease term and discount rates as of December 31, 2019 are as follows:

Weighted-average remaining lease term	2.9 years
Weighted-average discount rate	4.31%

The Company had two new operating leases for additional corporate office space that commenced during the first quarter of fiscal year 2020.

7.	Goodwill and Intangible Assets

Goodwill

The following table discloses the changes in the carrying amounts of goodwill for each segment for the years ended December 31, 2018 and 2019 ($ in thousands):

	IFP	Medicare	Total
Balance as of December 31, 2018	$41,076	$—	$41,076
Goodwill acquired	—	94,106	94,106
Balance as of December 31, 2019	$41,076	$94,106	$135,182

There were no additions to goodwill during the year ended December 31, 2018. No losses on impairment of goodwill were recorded during the years ended December 31, 2019 or 2018. Goodwill of $83.4 million is deductible for tax purposes. The remaining $51.8 million is not deductible in accordance with federal income tax guidelines.

Other Intangible Assets

Our other intangible assets arose primarily from the acquisitions described above and consist of a brand, the carrier network, distributor relationships, customer relationships, noncompete agreements, a domain name, and capitalized software. Finite-lived intangible assets are amortized over their useful lives from two to fifteen years.

Major classes of intangible assets, net consisted of the following ($ in thousands):

	Weighted-Average Useful Lives Amortization (years)	December 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	10.8	$1,919	$(652)	$1,267	$1,377	$(481)	$896
Carrier network	—	—	—	—	40	(40)	—
Distributor relationships	0.6	4,059	(3,978)	81	4,059	(3,896)	163
Noncompete agreements	—	45	(45)	—	987	(987)	—
Customer relationships	2.2	25,396	(7,628)	17,768	1,484	(1,183)	301
Capitalized software	7.0	8,000	(6,286)	1,714	8,571	(5,714)	2,857
Total definite lived intangible assets	3.4	39,419	(18,589)	20,830	16,518	(12,301)	4,217
Domain name		8,133	—	8,133	—	—	—
Total intangible assets		$47,552	$(18,589)	$28,963	$16,518	$(12,301)	$4,217

Amortization expense for years ended December 31, 2019, 2018, and 2017, was $8.7 million, $1.7 million, and $2.0 million, respectively. For the year ended December 31, 2019 the weighted average amortization period for the intangibles recorded from the TogetherHealth and TIB acquisitions were 2.0 years and 1.0 year, respectively.

Estimated annual pretax amortization for intangibles assets in each of the next five years and thereafter are as follows ($ in thousands):

2020	$13,941
2021	5,974
2022	174
2023	114
2024	114
Thereafter	513
Total	$20,830

Reviews of other intangible assets are performed at each reporting period in accordance with GAAP. No impairments were noted during the years ended December 31, 2019, 2018, or 2017.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in thousands):

	December 31,
	2019	2018
Carriers and vendors payable	$17,876	$17,352
Marketing and advertising costs	11,732	2,184
Professional fees	6,064	1,676
Customer care and enrollment costs	4,501	—
Legal contingencies	1,469	3,400
Compensation and benefits	5,905	5,045
Acquisition costs	1,305	—
Other	2,625	2,740
Total accounts payable and accrued expenses	$51,477	$32,397

Accounts payable and accrued expenses increased significantly due to the Company's expansion into the Medicare business. Other accrued expenses include amounts for general accounts payable, employee leasing and other miscellaneous accruals. The

Company updated the categorization of accounts payable and accrued expenses for enhance clarity of the composition of accounts payable and accrued expenses. Amounts reported as of December 31, 2018 have been reclassified to conform with the current year presentation.

9.	Debt

On June 5, 2019 (the "Closing Date"), the Company, through its subsidiary, HPIH, entered into a Credit Agreement (the "Credit Agreement") among HPIH, as the Borrower, the Company and certain of the Company's affiliates as guarantors (the "Guarantors"), Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (the "Administrative Agent"), SunTrust Bank, as Syndication Agent, Royal Bank of Canada, as Co-Documentation Agent, and the other parties identified therein as Lenders (the "Lenders").

The Credit Agreement provides for an aggregate principal amount of up to $215.0 million, which consists of: (i) a $65.0 million, three-year revolving credit facility (the "Revolving Credit Facility"), which includes a $10 million sublimit for the issuance of standby letters of credit (each, a "Letter of Credit") and a $5.0 million sublimit for swingline loans (each, a "Swingline Loan"), and (ii) a $150.0 million term loan facility, all of which was drawn on the Closing Date (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Senior Credit Facility"). The proceeds of the Senior Credit Facility shall be used for: (i) general corporate purposes, including to fund ongoing working capital needs, capital expenditures, and other lawful corporate purposes, (ii) to refinance the Company's previous Credit Agreement, dated as of July 17, 2017, and (iii) to finance permitted acquisitions. On June 5, 2019, the Company used approximately $65.0 million of the proceeds to refinance the prior credit facility with SunTrust and approximately $50.0 million to fund the cash portion of the purchase price under the TogetherHealth acquisition as detailed in Note 2. The Revolving Credit Facility matures on the third anniversary of the Closing Date, June 5, 2022 (the "Maturity Date"), and the Term Loan Facility is subject to quarterly amortization of principal, with 5% of the initial aggregate term loan to be payable in the first year, 7.5% of the initial aggregate term loan to be payable in the second year, 10% of the initial aggregate term loan to be payable in the final year, and final payment of all amounts outstanding, plus accrued interest, due on the Maturity Date. Borrowings under the Senior Credit Facility (other than for Swingline Loans) can either be, at HPIH's election: (i) at the Base Rate (which is the highest of the Bank of America prime rate, the federal funds rate plus 0.50%, and LIBOR index rate plus 1.00%) plus the Applicable Margin, or (ii) at LIBOR (as defined in the Credit Agreement) plus the Applicable Margin. The "Applicable Margin" as defined under the Credit Agreement means, (a) until receipt by the Administrative Agent of the compliance certificate for the fiscal quarter ending September 30, 2019, 2.00% per annum, in the case of LIBOR loans, and 1.00% per annum, in the case of Base Rate loans, and (b) thereafter, a percentage determined based upon HPIH's Consolidated Total Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.00%, in the case of LIBOR loans, and .50% to 1.00%, in the case of Base Rate loans. Interest accrued on each Base Rate Loan (as defined in the Credit Agreement) is payable in arrears on the last day of each calendar quarter and on the Maturity Date. Interest accrued on each LIBOR Loan (as defined in the Credit Agreement) is payable on the last day of the applicable interest period, or every three months, whichever comes sooner, and on the Maturity Date. Interest accrued on the unused Revolving Credit Facility is 0.30% per annum.

The Senior Credit Facility is secured by a valid and perfected first priority lien and security interest in each of the following: (i) all present and future shares of capital stock of (or other ownership or profits interests in) each of HPIHs' present and future subsidiaries (subject to certain exceptions), (ii) all present and future intercompany debt of HPIH and each Guarantor, (iii) all of the present and future personal property and assets of HPIH and each Guarantor, and (iv) all proceeds and products of the property and assets described in clauses (i), (ii) and (iii) above.

The Credit Agreement contains customary covenants, including, but not limited to, (i) a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio and (ii) restrictions on the incurrence of debt, investments, fundamental changes, sale and leaseback transactions, transactions with affiliates, hedging transactions, restrictive agreements, mergers, consolidations, and sales of assets. The Credit Agreement also includes customary representations and warranties and events of default. The Company was in compliance with all covenants for all periods.

The debt maturity schedule for our long-term debt is as follows ($ in thousands):

			As of
	Issuance Date	Maturity Date	December 31, 2019	December 31, 2018	Rate
Non-current portion of line of credit	June 2019	2022	$32,000	$15,000	3.94%
Non-current portion of term loan	June 2019	2020 - 2022	136,875	—	3.94%
Non-current portion of unamortized debt issuance costs			(928)	—
			167,947	15,000
Current portion of term loan	June 2019	2020	9,375	—	3.94%
Current portion of line of credit	June 2019	2020	2,000	—	5.75%
Current portion of unamortized debt issuance costs			(691)	—
			$178,631	$15,000

The aggregate contractual maturities of debt for each of the five fiscal years are as follows ($ in thousands):

	2020	2021	2022	2023	2024
Debt repayments	$11,375	$13,125	$155,750	$—	$—

As of December 31, 2019, we had a $180.3 million outstanding balance from borrowings against the Senior Credit Facility and $31.0 million was available to be drawn upon. At December 31, 2018, we had a $15.0 million outstanding balance from draws on the previous credit facility. As of December 31, 2019, and 2018, there was $246,000 and $28,000 of accrued interest included in accounts payable and accrued expenses on the consolidated balance sheet related to the Senior Credit Facility and the previous credit facility, respectively.

10.	Stockholders' Equity

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

Class A Common Stock and Class B Common Stock

Each share of Class A common stock and Class B common stock entitles its holders to one vote per share on all matters to be voted upon by the stockholders, and holders of each class will vote together as a single class on all such matters, except as otherwise required by applicable law. As of December 31, 2019, the Class A common stockholders and Class B common stockholders held 86.5% and 13.5%, respectively, of the voting power in HIIQ. Holders of shares of our Class A common stock have 100% of the economic interest in HIIQ. Holders of Class B common stock do not have an economic interest in HIIQ.

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

Exchange Agreement

On February 13, 2013, we entered into an exchange agreement (the "Exchange Agreement") with the holders of the Series B Membership Interests of HPIH ("Series B Membership Interests"). Pursuant to and subject to the terms of the Exchange Agreement and the amended and restated limited liability company agreement of HPIH, holders of Series B Membership Interests, at any time and from time to time, may exchange one or more Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. In connection with each exchange, HPIH cancels the delivered Series B Membership Interests and issues to us Series A Membership Interests on a one-for-one basis. Thus, as holders exchange their Series B Membership Interests for Class A common stock, our interest in HPIH increases.

Holders will not have the right to exchange Series B Membership Interests if we determine that such exchange would be prohibited by law or regulation or would violate other agreements to which we may be subject. We may impose additional restrictions on exchanges that we determine necessary or advisable so that HPIH is not treated as a "publicly traded partnership" for U.S. federal income tax purposes. If the Internal Revenue Service were to contend successfully that HPIH should be treated as a "publicly traded partnership" for U.S. federal income tax purposes, HPIH would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income.

On February 1, 2014, a registration statement on Form S-3 became effective under which we registered 8,566,667 shares of our Class A common stock for resale from time to time by the selling stockholder, of which all such shares are issuable upon the exchange of an equivalent number of Series B Membership Interests (together with an equal number of shares of our Class B common stock).

On August 15, 2014, we entered into an underwriting agreement and exchange agreement with Raymond James & Associates, Inc., as the underwriter, and HPI and HPIS, as selling stockholders (the "Selling Stockholders") to exchange Series B Membership Interests and an equal number of shares of our Class B common stock for 1,725,000 shares of Class A common stock to the Selling Stockholders. The Selling Stockholders agreed to immediately after the exchange sell to the underwriter for resale all 1,725,000 shares of Class A common stock. No shares were sold by the Company in this offering.

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

On June 6, 2018, under the Exchange Agreement, HPI exchanged 1,287,000 shares of Class B common stock of HIIQ and 1,287,000 membership interests of HPIH for 1,287,000 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 13,000 shares of Class B common stock of HIIQ and 13,000 membership interests of HPIH for 13,000 shares of Class A common stock of HIIQ. Following those exchanges, on June 7, 2018, HPI and HPIS initiated a sale for 1,287,000 and 13,000 shares, respectively, of HIIQ's Class A Common stock and sold such shares of Class A common stock in a transaction under Rule 144 for a price of $31.01 per share, with the sale settling on June 11, 2018.

On March 22, 2019, under the Exchange Agreement, HPI exchanged 123,750 shares of Class B common stock of HIIQ and 123,750 membership interests of HPIH for 123,750 shares of Class A common stock of HIIQ. On that same date, HPIS exchanged 1,250 shares of Class B common stock of HIIQ and 1,250 membership interests of HPIH for 1,250 shares of Class A common stock of HIIQ.

On July 3, 2019, under the Exchange Agreement, HPI exchanged 495,000 shares of Class B common stock and 495,000 membership interests of HPIH for 495,000 shares of Class A common stock. On the same date, HPIS exchanged 5,000 shares of Class B common stock and 5,000 membership interests of HPIH for 5,000 shares of Class A common stock. See Note 17 for further information on the Exchange Agreement and discussion of transaction effects on the tax receivable agreement we previously entered into with holders of Series B Membership Interests.

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

Treasury Stock

Treasury stock is recorded at cost. As of December 31, 2019, and 2018, we held 3,945,587 and 2,038,475 shares of treasury stock, respectively, recorded at a cost of $127.4 million and $67.2 million, respectively.

Share Repurchase Program

On October 13, 2017, the Company's Board of Directors authorized a share repurchase program for up to $50 million of the Company's outstanding Class A common stock, subsequently increased by an additional $200 million under the Board of Directors authority on March 14, 2019. The share repurchase authorization permits the Company to periodically repurchase shares for cash through October 2020 in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Company's management at its discretion and will depend on a number of factors, including the market price of the Company's Class A common stock, general market and economic conditions, regulatory requirements, capital availability and compliance with the terms of the Credit Agreement. Repurchases under the program will be funded from one or a combination of existing cash balances, future free cash flow, and indebtedness. There is no guarantee as to the number of shares that will be repurchased, and the repurchase program may be extended, suspended or discontinued at any time without notice at the Company's discretion.

Under the stock repurchase program, the Company has elected to adopt a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934, as amended (a "10b5-1 Plan"). A 10b5-1 Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under a 10b5-1 Plan are expected to be subject to certain pricing parameters, there is no guarantee as to the exact number of shares that would be repurchased under a 10b5-1 Plan.

 During the year ended December 31, 2019, we repurchased, in open-market transactions (including sales under a 10b5-1 plan), 1,981,241 shares of our registered Class A common stock under our Repurchase Plan at an average price per share of $32.23. During the year ended December 31, 2018, there were 1,550,136 shares of Class A common stock repurchased at an average price per share of $36.05.

Registration Statement on Form S-3

On May 5, 2017, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 19, 2017, to offer and sell, from time to time, up to $150.0 million of any combination of debt securities, Class A common stock, preferred stock, warrants, subscription rights, units, or purchase contracts as described in the related prospectus. Securities may be sold in one or more classes or series and in amounts, at prices and on terms that we will determine at the times of the offerings and we may offer the securities independently or together in any combination for sale directly to purchasers or through underwriters, dealers or agents to be designated at a future date. We intend to use the net proceeds from the sale of the securities for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. At December 31, 2019 the Company had not sold any securities under this registration statement.

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

During the years ended December 31, 2019 and 2018, there were 113,078 and 107,562 respective shares transferred to Treasury as a result of surrendered shares for tax obligations of participants under our Long Term Incentive Plan. During the year ended December 31, 2019, there were 43,439 shares transferred to Treasury as the result of forfeitures of restricted stock awards. There were no forfeitures during the year ended December 31, 2018. See Note 12 for further information on our Long Term Incentive Plan.

11.	Revenue

Medicare

TogetherHealth operates in two aspects of the Medicare insurance business: consumer engagement and Medicare insurance distribution. The consumer engagement business is through a direct-to-consumer platform which connects individuals with licensed insurance distributors serving the Medicare insurance market through inbound live telephone calls via a telephony platform which transfers inbound calls in real time. The Company typically receives a fixed rate for each inbound call that meets agreed upon standards.

For Medicare insurance distribution, THP routes inbound calls to HIIQ’s captive distribution and to THI's BPO, who sell Medicare-related health insurance plans on our behalf. The products sold include Medicare Advantage, Medicare Supplement, and Medicare Part D prescription drug plans.

The Company recognizes revenue for Medicare insurance and consumer engagement sales up front, at the point in-time in which the performance obligations are satisfied. One of THP’s BPO partners is also the same entity for which we have an agency producer agreement, and therefore the BPO labor costs of $8.5 million are classified as a reduction from revenue in the consolidated statement of income for the year ended December 31, 2019.

IFP

As the managing general underwriter and/or broker of IFP, we generally receive all amounts due in connection with the plans we sell and service on behalf of the carriers and discount benefit providers.

We collect payment upon the initial sale of the plan and then monthly upon each subsequent periodic payment under such plan. We receive most premium equivalents through online credit card or ACH processing. As a result, we have limited accounts receivable. We remit the risk premium to the applicable carriers and the amounts earned by third-party obligors on a monthly basis, based on their respective compensation arrangements.

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

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition (in thousands):

	December 31, 2019			December 31, 2018
	Sales and marketing services	Member management	Total	Sales and marketing services	Member management	Total
Revenue by Source
Commission revenue(1)
STM(2)	$111,239	$3,934	$115,173	$87,489	$2,824	$90,313
HBIP	92,343	6,619	98,962	149,986	8,202	158,188
Supplemental(2)	90,592	4,434	95,026	92,523	4,568	97,091
Medicare	57,087	—	57,087	—	—	—
Other	—	—	—	—	74	74
Services revenue	—	3,715	3,715	—	4,762	4,762
Consumer engagement revenue	11,306	—	11,306	669	—	669
Other revenues	539	—	539	—	—	—
Total revenue	$363,106	$18,702	$381,808	$330,667	$20,430	$351,097

Timing of Revenue Recognition
Transferred at a point in time	$363,106	$—	$363,106	$330,667	$—	$330,667
Transferred over time	—	18,702	18,702	—	20,430	20,430
Total revenue	$363,106	$18,702	$381,808	$330,667	$20,430	$351,097

(1)
For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.

(2)
The Company changed its presentation of brokerage revenue during the fourth quarter of 2019. Previously brokerage revenue was reported as a separate line item with the disaggregated revenue table however the Company has reclassified the revenue into the respective STM or supplemental category that the brokerage sales were associated with.

Performance Obligations

Medicare

The Company has identified one performance obligation, sales and marketing services, as its only obligation for both consumer engagement revenue and the distribution of a Medicare insurance policy to a member. Once satisfied, revenue recognition for the sales and marketing services performance obligation is complete and revenue is recorded based on (i) price times quantity of the leads transferred for consumer engagement, or (ii) the expected commissions to be received estimated using the lifetime duration of the Medicare policy which is based on estimated persistency rates for Medicare insurance products. Revenue recorded for this performance obligation is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

IFP

We have identified our customers as insurance carriers and non-insurance plan providers. The Company has identified that it has two performance obligations with respect to the IFP products that it sells. The first performance obligation relates to the sales and marketing services associated with selling a policy to a member, which entails marketing products to prospective members and the sales function. These activities have been combined under one performance obligation as the Company has determined that they are highly interrelated and not-distinct within the context of the contract with the customer. This performance obligation to the customer is deemed complete upon the member's acceptance and signing of all documentation and submitting payment. Once satisfied, revenue recognition for the sales and marketing services performance obligation is complete and revenue is recorded based on the estimated lifetime commissions of the policy based on historical persistency rates. Members generally have the right to refund within the first 30 days of enrolling in a policy. Revenue recorded for this performance obligation is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The second performance obligation identified for the sale of IFP products relates to the billing, collection, and member support component of a policy, which comprises processing enrollment forms for the member's insurance or discount benefit plan, verifying eligibility for coverage, providing fulfillment documents to members, member support calls, and other support activities. We refer to this performance obligation as "member management." These activities are combined into one performance obligation, as a series, as they are deemed highly interrelated and not-distinct within the context of the contract with the customer. This performance obligation is satisfied over time as the member continues with the policy. Payment is generally collected monthly over the life of the policy. Members generally have the right to cancel their policy at any time.

Other Revenues (Over-time) - The Company recognizes services revenues for activities related to contracts solely for billing, collection, and member support, and fees for products which are usage based (e.g. prescription cards), over-time based on a portfolio of products with similar member consumption patterns.

Other Revenues (Point-in-time) - The Company recognizes commissions revenue for sales relating to brokerage activities (sales only component) at the point in time in which the performance obligation is satisfied. Other revenue is constrained to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Contract Asset Balances

The timing of revenue recognition may differ from the collection of premium from members. For Medicare and IFP products, we recognize revenue for the sales and marketing performance obligation at the point when a member signs up for a policy. For IFP, members are generally required to make monthly payments over the life of the policy, resulting in a contract asset at point of sale for the uncollected premiums (excluding amounts attributed to our customer) but not yet collected from the member. As monthly premiums are received from the member, the contract asset is reduced.

Reassessment of Variable Consideration

After our initial estimate and constraint of variable consideration is made, in accordance with ASC 606 the Company reassesses its estimate and constraint at the end of each reporting period. As more information about the underlying uncertainties becomes known the Company will make adjustments as required.

For IFP product sales, the Company recognizes approximately 95% of the estimated constrained lifetime value of the product at the point-in-time that the sales and marketing services performance obligation is completed. During the year ended December 31, 2019, we recognized a $7.8 million decrease in revenue primarily as a result of a decrease in durations related to the reassessment of variable consideration and changes in estimate due to the cancellations of a portion of the in-force policies sold by Simple Health. The total decrease in revenue was partially offset by increases in durations for all product categories for the rest of the IFP business.

To date, there have been no reassessments of variable consideration required for Medicare.

Commissions Expense - In connection with the reassessment of variable consideration, the Company also had a change in estimate for the year ended December 31, 2019 which decreased previously recorded commissions expense by $31.6 million. The change in estimate primarily related to distribution and product mix within the supplemental category, a favorable negotiation of a distributor's contract, and a reassessment of certain long-term commission arrangements. The total decrease also includes the associated reduction of commission expense from the decrease in durations for Simple Health as noted above.

Remaining Performance Obligations

As of December 31, 2019, approximately $16.8 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for IFP and supplemental contracts.

Significant Judgments and Changes in Judgments

The most significant inputs involved in the Company's revenue recognition policies are: The (i) stand-alone selling prices ("SSP") of the Company's two performance obligations, and (ii) the average duration that a Medicare or IFP product will remain in force, referred to as persistency, which relates to estimating the transaction price.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely offers the individual performance obligations identified on a stand-alone basis, so the Company is required to estimate the range of SSP for each performance obligation. The Company determines the SSP using information principally based on a cost-plus-margin approach that includes the consideration of market conditions and other observable inputs. Based on these results, the estimated SSP is set for each performance obligation to our customer.

The Company has determined that control passes to the customer for the sales and marketing performance obligation when the member completes the enrollment process and all required deliverables from the Company transfer to the member and initial payment is received. Based on a cost-plus-margin analysis, the Company has determined that approximately 95% of IFP product revenue is attributable to the sales and marketing performance obligation which is recognized at point of enrollment. The Company believes that this allocation faithfully depicts the satisfaction of the sales and marketing performance obligation given historical experience and our understanding of the proportionate level of effort required to perform the sales and marketing performance obligation relative to the member management performance obligation. The Company has determined that control passes to the customer over time for the member management performance obligation. The Company performs the activities required to satisfy this performance obligation on a daily basis, throughout the life of a portfolio of policies in force, and therefore faithfully depicts the transfer of service.

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

Costs to fulfill a contract include commissions owed to licensed third-party independent distributors. Upon execution of a member's policy, the sales and marketing performance obligation is satisfied and the resultant estimated lifetime commissions costs incurred are expensed and a corresponding commissions payable is recorded on the consolidated balance sheet. As members continue their policy and remit the required monthly premium payments to the Company, the commissions owed to the distributor are paid and the corresponding payable reduced. The Company also periodically enters into contracts with distributors to pay the estimated lifetime value up front and the payment directly offsets the commissions payable. Management judgment is required to estimate total expected lifetime commissions. Similar judgments that drive policy duration generally drive the amount of commissions expense recorded. Management determined that commission costs to fulfill a contract should be expensed concurrently with the satisfaction of the sales and marketing performance obligation.

Practical Expedients and Exemptions

As part of the adoption of ASC 606, we have elected to utilize practical expedients and exemptions allowable under the guidance.

We applied ASC 606 to a portfolio of contracts (or performance obligations) with similar characteristics as we reasonably expected that the effects on the financial statements of applying this guidance to the portfolio would not differ significantly from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

Modified Retrospective Transition Adjustments

The Company elected to apply the new guidance only to contracts that were not completed as of January 1, 2018, the date of initial application of ASC 606.

Impact of ASC 606 Adoption

The impact of the adoption of ASC 606 on our consolidated income statement for the year ended December 31, 2018 was as follows ($ in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Revenues(1)	$351,097	$59,988	$291,109
Third-party commissions(2)	234,777	50,110	184,667
Income from operations	31,262	9,878	21,384
Net income before income taxes	29,636	9,878	19,758
Provision for income taxes	10,672	9,615	1,057
Net income	18,964	263	18,701
Net income attributable to noncontrolling interests	5,970	83	5,887
Net income attributable to Health Insurance Innovations, Inc.	12,994	180	12,814

Explanation of Changes

(1)
Adjustments to revenue were significantly driven by the point-in-time recognition of the sales and marketing performance obligation to our customer which represents 95% of the estimated lifetime value of policies sold. Prior to the adoption of ASC 606, revenues were generally recognized monthly over the life of a policy.

(2)
As a result of adopting ASC 606 and the related guidance under ASC 340, upon execution of a member's policy, the Company recognizes the total expected lifetime commissions to be paid to third-party distributors as an incurred cost to fulfill a contract with our customer.

12.	Stock-based Compensation

We maintain one stock-based incentive plan, the Health Insurance Innovations, Inc. Long Term Incentive Plan (the "LTIP"), which became effective February 7, 2013, under which SARs, restricted stock, restricted stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The LTIP expires after ten years, unless prior to that date the maximum number of shares available for issuance under the plan has been issued or our Board of Directors terminates the LTIP. The LTIP reserves 5,250,000 shares of Class A common stock for issuance of which at December 31, 2019, there were approximately 725,000 remaining shares available for grant.

Restricted Stock Awards

The vesting periods for grant recipients are at the discretion of the Compensation Committee of our Board of Directors and may be vested upon grant, in whole, or in part, but generally vest over a three- or four-year period. The fair value of restricted stock awards is measured based on the grant date closing price of our Class A common stock.

The table below summarizes activity regarding unvested restricted stock under the LTIP (all amounts in thousands, except per share data):

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value ($ per share)
Restricted stock unvested at January 1, 2017	386	$8.52
Granted	880	22.02
Vested	(139)	8.68
Forfeited	(3)	21.95
Restricted stock unvested at December 31, 2017	1,124	19.04
Granted	83	42.92
Vested	(316)	22.25
Forfeited	(35)	21.95
Restricted stock unvested at December 31, 2018	856	22.12
Granted	547	28.66
Vested	(318)	19.82
Forfeited	(43)	25.31
Restricted stock unvested at December 31, 2019	1,042	25.97

We realized income tax benefits of $306,000, $993,000 and $437,000 from activity involving restricted shares for the years ended December 31, 2019, 2018, and 2017, respectively. The total grant date fair value of restricted stock that vested for the years ended December 31, 2019, 2018, and 2017 was $6.3 million, $7.0 million and $1.2 million, respectively.

Stock Appreciation Rights

The table below summarizes SARs activity under the LTIP (all amounts in thousands, except per share data):

	SARs	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (a) ($)
Outstanding at January 1, 2017	2,229	$6.80	5.0	$24,640
Granted	251	26.16	—	—
Exercised(b)(c)	(1,412)	5.56	—	21,524
Forfeited	(20)	11.17	—	112
Outstanding at December 31, 2017	1,048	13.02	5.2	13,104
Granted	—	—	—	—
Exercised(b)(c)	(163)	9.85	—	5,420
Forfeited	(8)	31.00	—	193
Outstanding at December 31, 2018	877	13.46	3.1	11,984
Granted	50	23.40	—	—
Exercised(b)(c)	(153)	13.49	—	—
Forfeited	(13)	31.00	—	—
Outstanding at December 31, 2019	761	13.70	2.9	5,624
Exercisable at December 31, 2019	602	11.23	2.3	5,361

(a)	The intrinsic value of a SAR is the amount by which the market value of the underlying stock exceeds the exercise price of the SAR multiplied by the number of shares represented by such SAR.

(b)
Shares issued upon the exercise of SARs are treated as newly issued shares. There were 74,334, 125,868, and 1,028,767 shares issued during 2019, 2018, and 2017, respectively, related to the exercise of SARs.

(c)	There was $162,000, $78,000 and $3.8 million of tax benefit recognized in 2019, 2018 and 2017 respectively, related to stock-based compensation for SARs.

During the year ended December 31, 2019, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period was $23.40 per share.

During the year ended December 31, 2017, the weighted-average grant date fair value per share of stock-based compensation granted to employees during the period was $14.08 per share. The total fair value of SARs that vested for the year ended December 31, 2017 was $1.1 million.

Stock Options

The table below summarizes stock option activity under the LTIP (all amounts in thousands, except per share data):

	Stock options	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (a) ($)
Outstanding at January 1, 2017	40	$1.08	6.5	$668
Granted	—	—	—	—
Exercised(b)(c)	(30)	1.08	—	694
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2017	10	1.09	5.5	223
Granted	—	—	—	—
Exercised(b)(c)	(6)	1.10	—	220
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2018	4	1.07	4.2	91
Granted	—	—	—	—
Exercised(b)(c)	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2019	4	12.13	3.3	25
Exercisable at December 31, 2019	4	12.13	3.3	25

(a)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option multiplied by the number of shares represented by such stock option.

(b)
Shares issued upon the exercise of stock options are treated as newly issued shares. There were no shares issued in 2019 for the exercise of options. During 2018 and 2017 respectively, 5,782, and 30,498 shares were issued related to exercises of stock options.

(c)	There was no tax benefit recognized in 2019, 2018, or 2017 related to stock-based compensation for stock options.

All stock options were fully vested for the year ended December 31, 2019. The total fair value of stock options that vested for the years ended December 31, 2018 and 2017 was $6,000, and $92,000 respectively.

Accounting for Stock-Based Compensation

The Black-Scholes option-pricing model was used for SARs granted or modified with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free rate	1.6%	2.3%	1.8%
Expected life	4.8 years	0.3 years	4.7 years
Expected volatility	72.8%	44.6%	64.8%
Expected dividend	none	none	none

The following table summarizes stock-based compensation expense ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted shares	$10,351	$10,925	$5,760
SARs	678	2,245	1,628
Stock options	—	—	16
Less: amounts capitalized for internal-use software	(434)	(587)	—
Total	$10,595	$12,583	$7,404

As of December 31, 2019, there was $12.2 million of total unrecognized stock-based compensation expense related to unvested awards granted under the Company's LTIP; that cost is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

13.	Income Tax

We are the sole managing member of HPIH. HPIH is treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, HPIH is not subject to entity-level federal or state income taxation. Any taxable income or loss generated by HPIH is passed through to, and included in, the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal, state and local income taxes on our allocable share of net taxable income or loss of HPIH, as well as any stand-alone income or loss generated by HIIQ. HIIQ's subsidiaries HP and Benefytt, which consolidate with our wholly-owned holding company HIIH, are subject to U.S. federal, state and local income taxes separately from HIIQ due to the ownership structure.

The provision (benefit) for income tax consisted of the following components ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(19,058)	$19,429	$2,473
State	(5,514)	5,619	385
Total current taxes	(24,572)	25,048	2,858
Deferred:
Federal	26,887	(10,726)	13,264
State	7,778	(3,650)	696
Total deferred taxes	34,665	(14,376)	13,960
Income taxes	$10,093	$10,672	$16,818

Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH.

As previously disclosed, the adoption of ASC 606 in 2018 triggered a deferred tax liability for the additional revenue to be recorded for tax starting in 2018. The Company intended to recognize this adjustment for tax purposes over the four years as allowed under IRC Section 481(a). On September 9, 2019, the IRS and Treasury released Section 451(b) proposed regulations that provide guidance for taxpayers on the timing of recognizing income for tax purposes. The Company currently records GAAP revenue based on members’ expected lifetime collections, not solely current period collections. However, under the proposed Section 451 tax regulations, these forecasted revenues should not be considered for U.S. federal income tax purposes as these forecasted revenues are contingent on the occurrence or nonoccurrence of a future event. While these proposed regulations are not authoritative and are subject to change in the regulatory review process, they can be indicative of current IRS and Treasury views. The Company elected to adopt these proposed regulations during the third quarter of 2019, resulting in a change in estimate and the reversal of the IRC Section 481(a) adjustment and other adjustments related to the deferral of revenue for tax purposes during the three months ended September 30, 2019. This change resulted in the release of the previously established valuation allowance on its investment in HPIH. For the year ended December 31, 2019, the change in the valuation allowance decreased HIIQ’s tax provision by $1.8 million.

The items accounting for differences between the federal statutory income tax rate and our effective tax rate are as follows (in %):

	Year Ended December 31,
	2019	2018	2017
U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefits	4.1%	3.2%	3.1%
Tax Act	—%	(0.8)%	18.7%
Valuation allowance	(2.6)%	19.4%	(10.6)%
Operations of nontaxable subsidiary	(3.2)%	(4.0)%	(8.0)%
Stock-based compensation	0.9%	(3.6)%	—%
Non-deductible or non-taxable items	1.1%	0.7%	0.1%
Other	0.3%	0.1%	0.5%
Total	21.6%	36.0%	38.8%

On a standalone basis, the effective tax rate for the year ended December 31, 2019 for HIIQ and HIIH was 20.1% and 0.0%, respectively.

Deferred income taxes consisted of the following as of December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Investment in subsidiary	$(21,596)	$20,922
Tax receivable agreement	7,428	6,891
Stock compensation	1,862	1,551
Net operating loss carryforwards	15,242	6,335
Allowance for doubtful accounts	—	4
Other	23	106
Total deferred tax assets	2,959	35,809
Less valuation allowances	(6,580)	(7,651)
Deferred tax (liability) asset, net of valuation allowance	(3,621)	28,158
Deferred tax liabilities:
Identifiable intangible assets	(631)	(914)
Stock compensation	(1,444)	(1,274)
Other	(26)	(3)
Deferred tax (liability) asset, net	$(5,722)	$25,967

As of December 31, 2019, the Company had a net deferred tax liability totaling approximately $5.7 million. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The carrying value of our net deferred tax assets is based on our assessment as to whether it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets.

At December 31, 2019, HIIQ had approximately $33.2 million of federal and state net operating loss carryforwards. As of December 31, 2018, HIIQ had no federal or state net operating loss carryforwards. At December 31, 2019 and 2018, HP had approximately $30.1 million and $28.1 million, respectively, of federal and state net operating loss carryforwards. These carryforwards are generally available through 2037 and start expiring in 2033. The 20-year limitation was eliminated for losses generated after December 31, 2017, giving the Company the ability to carry forward losses indefinitely. However, net operating loss carryforwards arising after December 31, 2017, will now be limited to 80 percent of taxable income. All of HIIQ's net operating losses were generated after December 31, 2017.

The Tax Act

On December 22, 2017, prior to the end of the Company's 2017 fiscal year, the President of the United States signed into law H.R. 1, referred to as the "Tax Act." The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized an approximate $250,000 reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

The reduction of the U.S. federal tax rate from 35% to 21% resulted in tax expense of $12.6 million recognized in 2017 due to the re-measurement of our deferred tax assets. The reduction of the federal tax rate also resulted in a one-time increase to income of $11.8 million in 2017 due to the reduction of the Tax Receivable Agreement ("TRA") liability. The overall net impact of these amounts reduced earnings by $775,000. The reduction in the tax rate also impacts the Company's tax expense in periods beginning in 2018. See Note 17 for information on the TRA.

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

As of December 31, 2019, and 2018, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods. The Company accounts for interest and penalties associated with uncertain tax positions as a component of tax expense, and none were included in the Company's financial statements as there are no uncertain tax positions outstanding as of December 31, 2019 and 2018, respectively. The Company's 2015 through 2018 tax years remain subject to examination by tax authorities.

14.	Net Income per Share

The computations of basic and diluted net income per share attributable to HIIQ were as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Basic net income attributable to Health Insurance Innovations, Inc.	$29,614	$12,994	$17,885
Weighted average shares—basic	11,084,356	12,200,654	10,970,995
Effect of dilutive securities:
Restricted shares	496,157	606,066	340,141
SARs	384,198	563,891	606,029
Stock options	1,831	5,654	20,560
Weighted average shares—diluted	11,966,542	13,376,265	11,937,725
Basic net income per share attributable to Health Insurance Innovations, Inc.	$2.67	$1.07	$1.63
Diluted net income per share attributable to Health Insurance Innovations, Inc.	$2.47	$0.97	$1.50

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

The following securities were not included in the calculation of diluted net income per share for the respective periods because such inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted shares	41	50	860
SARs	4	80	251

Additionally, potential common stock totaling 1,916,667 shares at December 31, 2019, 2,541,667 shares at December 31, 2018, and 3,841,667 shares at December 31, 2017, were issuable under the Exchange Agreement and were not included in diluted shares because such inclusion would be antidilutive. See Note 10 for further details on the Exchange Agreement.

15.	Fair Value Measurements

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

Contingent consideration for business acquisition. Contingent consideration is related to the acquisitions of TogetherHealth and our captive distribution company as described in Note 2. These acquisitions include periodic cash payments and are valued using external valuation specialists. The inputs include discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by TogetherHealth and the captive, for us to make payments and the nature of such payments. The underlying outcomes are subject to the target results in the respective instruments or agreement. These liabilities are included in Level 3 of the fair value hierarchy. The fair values of our contingent consideration arrangements are sensitive to changes in forecasts and discount rates.

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, credit card transactions receivable, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, accounts payable and accrued expenses, and debt as of December 31, 2019 and 2018, respectively, approximate fair value because of the short-term duration of these instruments.

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We classify all of our contingent acquisition consideration as Level 3.

As of December 31, 2019, our liabilities measured at fair value were as follows ($ in thousands):

		Fair Value Measurement as of December 31, 2019
	Carrying Value as of December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$65,171	$—	$—	$65,171
	$65,171	$—	$—	$65,171

As of December 31, 2018, there were no liabilities measured at fair value.

A summary of the changes in the fair value of liabilities that have been classified in Level 3 of the fair value hierarchy was as follows ($ in thousands):

Contingent Acquisition Consideration
Balance as of December 31, 2018	$—
Increase in contingent consideration liability from business acquisitions	68,643
Change in fair value of contingent consideration recognized in earnings	(3,472)
Balance as of December 31, 2019	$65,171

16.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is our named CODM. The CODM reviews our Company information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. As of December 31, 2019, we have two reportable operating segments within our operating platform: Medicare and IFP.

To determine the Company's reportable operating segments, we consider the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the CODM to evaluate the results of operations. Components with similar economic characteristics, products and services, customers, distribution methods and operational processes that operate in a similar regulatory environment are combined.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its reportable segments based on segment sales and segment operating income. Operating income for each segment includes sales to third parties and related operating expenses directly attributable to the segment. SG&A expenses are included in the segment in which the expenditures are incurred. Operating income for each segment excludes certain expenses managed outside the reportable segments which include various expenses such as corporate expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table presents a summary of our operating results by segment for the year ended December 31, 2019 ($ in thousands):

Year Ended December 31, 2019
Revenue
Medicare revenue	$67,770
IFP revenue	314,038
Total revenue	$381,808

Segment profit
Medicare profit	$32,078
IFP profit	66,784
Total segment profit	98,862

Corporate	$(16,754)
Interest expense	(5,646)
Depreciation and amortization	(11,842)
Provision for income taxes	(10,093)
Stock-based compensation and related costs	(10,731)
Fair value adjustment to contingent consideration	3,472
Transaction costs	(1,986)
Tax receivable agreement liability adjustment	212
Indemnity and other related legal costs	(7,721)
Severance, restructuring and other	(1,043)
Net income	$36,730

There are no material internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

17.	Commitments and Contingencies

Leases

The Company has operating leases for real estate and certain equipment. Our leases have remaining lease terms of one to seven years, some of which includes options to extend the lease for up to five years, and some of which include options to terminate the lease within one year. The Company has two new operating leases for additional corporate office space that commenced during the first quarter of fiscal year 2020. See Note 6 for further disclosures surrounding our lease commitments.

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

During the year ended December 31, 2019, HPIH paid cash distributions of $2.3 million for these entities related to estimated federal and state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. On September 9, 2019 the IRS and Treasury released Section 451 (b) proposed regulations that impacted the recorded tax liability of the Company and obligations to HPI and HPIS under this operating agreement. Accordingly, we reversed $6.9 million of the remaining accrued distributions within the due to member account as it was no longer probable that the tax liability had been incurred. The reversal is reflected as a contribution from noncontrolling interest as of December 31, 2019 on the consolidated statement of stockholders' equity. See Note 11 for additional information on income taxes and the Section 451(b) proposed regulations.

Tax Receivable Agreement

On February 13, 2013, we entered into a TRA with the holders of the HPIH Series B Membership Interests, which holders are beneficially owned by Michael W. Kosloske, our founder. The TRA requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local income tax we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the TRA) as a result of any possible future increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA itself. This is HIIQ's obligation and not an obligation of HPIH. HIIQ will benefit from the remaining 15% of any realized cash savings. For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the tax benefits subject to the TRA itself. The TRA became effective upon completion of the IPO and will remain in effect until all such tax benefits have been used or expired, unless (i) HIIQ exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or (ii) HIIQ breaches any of its material obligations under the TRA, in which case all obligations will generally be accelerated and due as if HIIQ had exercised its right to terminate the agreement. Any potential future payments will be calculated using the market value of our Class A common stock at the time of the relevant exchange and prevailing tax rates in future years and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which payment of the obligation arises.

Exchanges of Series B Membership Interests, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of HPIH's tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. As of December 31, 2019, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 6,750,000 shares of Class A common stock subsequent to the IPO. See Note 10 for further information on these issuances of Class A common stock.

As a result of the exchanges noted above, we have recorded a liability of $29.1 million pursuant to the TRA as of December 31, 2019, which was included in due to member within long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2018, there was $27.0 million payable pursuant to the TRA, of which $1.3 million was included in current liabilities and $25.7 million was included in long-term liabilities on the accompanying consolidated balance sheet. See Note 13 for discussion surrounding the impact of the Tax Act on the TRA.

As of December 31, 2019, we have made $3.7 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Inquiry

The Company received notification of a civil investigative demand from the Massachusetts Attorney General's Office ("MAG") on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company's practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG. The MAG asked the Company to certify the completeness of the discovery responses provided to the MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The court agreed with the MAG and ordered the Company to produce additional documents and provide further depositions. The Company has appealed this decision, and the appeal remains pending.

The Company otherwise continues to cooperate with the MAG in the interest of bringing the matter to an agreeable conclusion. It is still too early to assess whether the MAG's investigation will result in a material impact on the Company. The Company believes that resolution discussions with the MAG will occur in the near term. The Company believes that based on the nature of the allegations raised by the MAG, a loss arising from the future assessment of a civil penalty against the Company is probable. Notwithstanding, due to the procedural stage of the investigative process, the settlement of another party (a carrier) for the same set of allegations, and the fact that the Company has not received evidentiary material from the MAG, the Company is currently unable to estimate the amount of any potential civil penalty or determine a range of potential loss under the MAG's investigation of the Company.

California Regulatory Action

On August 29, 2018, the Company received an Order to Show Cause and Notice of Hearing from the California Department of Insurance (the "Department") and following proactive engagement by the Company, the Department withdrew its order and issued a subpoena to the Company and certain insurers to allow it to gather more information. The subpoenas relate to whether certain policyholders were eligible to purchase hospital benefit plans. The Company has provided data and documents and continues to cooperate with the Department's inquiry.

Washington Regulatory Action

On November 8, 2018, the Company received notice of an investigation by the Washington State Office of the Insurance Commissioner alleging that the Company may have sold unauthorized products to Washington residents and/or allowed unaffiliated producers to solicit the sale of insurance products. The investigation also alleged that independent sales agents misrepresented the products sold. The Company was provided with findings and in consideration of the Company's desire to resolve the matter without further administrative or judicial proceedings, on December 24, 2019, the Company agreed to a $1.5 million to settlement with Washington. Payment was remitted to Washington on December 27, 2019 and is included in SG&A on the consolidated statements of income.

Although we seek to proactively communicate and cooperate with all regulatory agencies involved in the above-described actions, and we continue to develop and enhance our compliance and control mechanisms, it is too early to determine whether any of these regulatory matters will have a material impact on our business. Any adverse finding could result in significant penalties or other liabilities and/or a requirement to modify our marketing or business practices and the practices of our third-party independent distributors, which could harm our business, results of operations, or financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions.

Claims by individuals that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In a case styled as Charles M. Butler, III and Chole Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) ("Butler case"), in which allegations of misrepresentation and claims handling were made against an independent third-party insurance agency and an insurance carrier, the plaintiff also named the Company as a party. The Company was served on May 11, 2017 and is vigorously asserting defenses against the claims.

In a case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama ("Carter complaint"), in which allegations were made against an insurance carrier relating to the handling of claims where the plaintiff also named the Company as a party. The Carter complaint was received on March 20, 2018 and an amended complaint was subsequently filed on July 6, 2018. The Company is vigorously asserting defenses against the claims.

In a case styled as David Diaz, et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, filed on August 21, 2018, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company's wholly-owned subsidiary, ASIA and that agent is also named as a co-defendant. The Company and the individual defendant have answered a subsequently amended complaint and rejected the substantive allegations. Discovery is expected to continue through April 2020. The Company is vigorously asserting defenses against the claims.

In a case styled as Aiello v. Lifeshield National Insurance Company, et al., Case No. 19-020396, in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida, dated October 10, 2019, the plaintiff alleges that needed medical care was declined, requiring him to pay out-of-pocket medical bills, and seeks reimbursement for the alleged unpaid bills and unspecified damages. The Company is vigorously asserting defenses against the claims.

The Company has also received claims from insureds relating to lack of carrier coverage, claims handling, and alleged deceptive sales practices relating to carriers with which we do business. In each of these individual insureds' claims, the Company attempts to dismiss, challenge, or resolve the claims as quickly as possible. While it is reasonably possible that a loss may arise from any of the above matters, the amount of such loss is not known or estimable at this time.

Other

Purported Securities Class Action Lawsuits

In September 2017, three putative securities class action lawsuits were filed against the Company and certain of its current and former executive officers. The cases were styled Cioe Investments Inc. v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-05316-NG-ST, filed in the U.S. District Court for the Eastern District of New York on September 11, 2017; Michael Vigorito v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael Hershberger, Case No. 1:17-cv-06962, filed in the U.S. District Court for the Southern District of New York on September 13, 2017; and Shilpi Kavra v. Health Insurance Innovations, Inc., Patrick McNamee, Gavin Southwell, and Michael Hershberger, Case No. 8:17-cv-02186-EAK-MAP, filed in the U.S. District Court for the Middle District of Florida on September 21, 2017. All three of the foregoing actions (the "Securities Actions") were filed after a decline in the trading price of the Company's common stock following the release of a report authored by a short-seller of the Company's common stock raising questions about, among other things, the Company's public disclosures relating to the Company's regulatory examinations and regulatory compliance. All three of the Securities Actions contained substantially similar allegations to those raised in the short-seller report alleging that the Company made materially false or misleading statements or omissions relating to regulatory compliance matters, particularly regarding the Company's application for a third-party administrator license in the State of Florida, which was issued by the State on February 14, 2018.

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-02186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the "CSI") which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended

(the "Exchange Act"), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the lead plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during a period ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims. On March 29, 2019, the court sua sponte ordered mandatory mediation before United States Magistrate Judge Christopher Tuite, which did not result in a settlement. On June 28, 2019, the court granted in part, and denied in part, the motion to dismiss, and dismissed all claims against Messrs. Southwell and Kosloske. Discovery is ongoing. The Company has opposed Plaintiff's motion to certify the putative class and intends to vigorously defend against the remaining claims.

On February 18, 2019, a putative class action lawsuit styled Julian Keippel v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael D. Hershberger, Case No. 8:19-cv-00421, was filed against the Company, its chief executive officer, and chief financial officer in the U.S. District Court for the Middle District of Florida. According to the complaint, the plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys' fees, and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during the period February 28, 2018 through November 27, 2018. The complaint alleges that the Company made materially false and/or misleading statements and/or material omissions during the purported class period relating to the Company's relationship with third parties, particularly Health Benefits One LLC/Simple Health Plans and affiliates. The complaint alleges that, among other things, the Company failed to disclose to investors that a substantial portion of the Company's revenues were derived from third parties who allegedly used deceptive tactics to sell the Company's products and that regulatory scrutiny of such third parties would materially impact the Company's operations. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under the Securities Exchange Act. On May 13, 2019, the court appointed lead plaintiff Oklahoma Municipal Retirement Fund and City of Birmingham Retirement and Relief System and lead counsel Saxena White P.A. The lead plaintiff filed a consolidated amended complaint on July 19, 2019. The consolidated complaint incorporated the allegations from the first complaint and added allegations of alleged materially false or misleading statements or material omissions relating to alleged deficiencies in the Company's compliance and customer service programs and the number of complaints the Company received from consumers relating to third parties, particularly Health Benefits One LLC/Simple Health and affiliates. The complaint also adds allegations regarding insider stock sales by Messrs. Southwell and Hershberger. The plaintiffs are seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company's common stock during a purported class period of September 25, 2017 through April 11, 2019. On August 28, 2019, the Company moved to dismiss the action, which the court denied on November 4, 2019, and the case is currently in discovery. The Company intends to vigorously defend against these claims.

Putative Derivative Action Lawsuits and Stockholder Matters

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the U.S. District Court for the District of Delaware (Case No. Case No. 1:18-cv-00519) naming most of the Company's directors and executive officers at such time as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the allegations in the above-described In re Health Insurance Innovations Securities Litigation. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys' fees and costs. On June 5, 2018, the court entered an order staying the litigation pending resolution of the above-described securities litigation (In re Health Insurance Innovations Securities Litigation). Defendants intend to vigorously defend against these claims.

An individual stockholder, Melvyn Klein, filed a derivative action complaint on June 26, 2019, in the U.S. District Court for the District of Delaware naming as defendants Gavin T. Southwell, former director Michael W. Kosloske, director Paul E. Avery, director Anthony J. Barkett, director Paul Gabos, director Robert Murley, former director Bruce Telkamp, former director Sheldon Wang, and officer Michael D. Hershberger (Case No. 1:19-cv-01206). The derivative complaint asserts alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, and alleged waste of corporate assets. The factual allegations in the complaint are largely the same as the allegations in the above-described DiFalco and Daniels derivative action. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, interest, and attorneys' fees and costs. This action has been consolidated with the above-described DiFalco and Daniels actions and is subject to the stay entered into on June 5, 2018, and the Company intends to vigorously defend against these claims.

In November 2019, the Company received a demand letter on behalf of stockholder Rebecca Leary demanding under Section 220 of the Delaware General Corporation Law that the Company allow Ms. Leary the right to inspect certain Company documents.  The letter states that Ms. Leary is making the demand to, inter alia, investigate whether the members of the Company’s Board of Directors breached their fiduciary duties in connection with an alleged failure to ensure that the Company’s sales practices complied with applicable laws and regulations. On December 6, 2019, counsel to the Company responded to the demand by, inter alia, denying that the stockholder had demonstrated a proper purpose for the inspection but agreeing to produce a limited set of documents, which were delivered to counsel to the stockholder in February 2020.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases, some styled as purported class-actions, filed by what has been determined to be serial-professional plaintiffs such as those cases filed by Kenneth Moser, Robert Hossfeld, Mary Bilek, Chrisopher Bilek, and Ken Johansen. On August 7, 2019, the U.S. District Court for the Southern District of California (Case No. 17-CV-1127) certified two classes in the Moser case, and the Company timely appealed the Court’s Order on the Motion for Class Certification. The parties are awaiting a ruling on such.

The Company has received other complaints for alleged TCPA violations from other claimants, the majority of which are not lawsuits. The Company believes many of these individuals to be professional plaintiffs and not common consumers. The Company maintains an internal legal department that, among other things, reviews these claims as they arise, coordinates the Company’s response to such, and supports outside counsel when litigation defense is required. While these types of claims have previously settled, been dismissed, or resolved without any material effect on the Company, there is a possibility in the future that one or more of the above cases could have a material effect. The Company commonly uses outside legal counsel to defend against such claims and requires that the independent third-party distributors who are related to any such claims provide indemnification and reimbursement to the Company for the costs associated with these Claims.

Health Benefits One, LLC (Simple Health)

On November 1, 2018, the Company received notice that a lawsuit styled as Federal Trade Commission v. Simple Health Plans, et al. was filed against an independent third-party distributor and its principal, along with their related companies. The Company is not a party to this case. A temporary restraining order ("TRO") was granted by the United States District Court, Southern District of Florida, against Simple Health Plans, LLC and certain of its affiliates, appointing a receiver (the "Receiver") and imposing other restrictions against the defendants in this case. On November 1, 2018, the Company terminated its relationship with all of the defendants, has been in communication and working cooperatively with the appointed Receiver and the FTC. In coordination with the FTC and the appointed Receiver, the Company continues to transfer funds to the Receiver that would otherwise be due to Simple Health, and the Company and FTC successfully notified all consumers of their ongoing insurance options.

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

Other matters

We enter into agreements in the ordinary course of business that may require us to indemnify other parties for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal demands and informal requests for indemnification from a number of carriers related to the Company's settled market conduct examination, states' investigations into carriers relating to agent licensing, private party lawsuits, and the TCPA claims identified above. Management cannot reasonably estimate any potential losses, but these claims could result in a material liability for us.

18.	Employee Benefit Plan

We sponsor a benefit plan to provide retirement benefits for our employees, known as the Health Plan Int Holdings LLC 401(k) Profit Sharing Plan & Trust (the "Plan"). Participants may make voluntary contributions to the Plan from their annual base pre-tax compensation, cash bonuses, and commissions in an amount not to exceed the federally determined maximum allowable contribution amounts. For each of the years ended December 31, 2019 and 2018, the base maximum allowable contribution amount was $19,000 and $18,500, respectively. The Plan also permits for discretionary Company contributions. For each of the years ended December 31, 2019 and 2018, the Company accrued $82,000 and $59,000, respectively for discretionary matching contributions to participants.

19.	Related-Party Transaction

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, are related parties by virtue of their Series B Membership interests in HPIH, of which we are managing member. See Note 17 for further details regarding the Exchange Agreement.

Tax Receivable Agreement

On February 13, 2013, we entered into the TRA with the holders of HPIH Series B Membership Interests, which are beneficially owned by Mr. Kosloske. See Note 17 for further details regarding the TRA.

20.	Concentrations of Credit Risk and Significant Customers

Accounts receivable, net were $1.4 million and $828,500 as of December 31, 2019 and 2018, respectively and are included as a component of accounts receivable, net, prepaid expenses, and other current assets in the accompanying consolidated balance sheets. As of December 31, 2019, we had one customer that made up approximately 56.0% of the accounts receivable, net balance. As of December 31, 2018, we had two customers who made up approximately 40.0% of the accounts receivable, net balance.

Advanced commissions were $45.3 million and $29.9 million as of December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, one distributor accounted for 42.7% of our advanced commissions balance compared to two distributors who accounted for 31.0% of our advanced commissions for the year ended December 31, 2018.

For the year ended December 31, 2019 three customers accounted for 43.2% of our total revenue, whereas two customers accounted for 42.7% of our total revenue for the year ended December 31, 2018. The Company anticipates that its total revenue in 2020 will continue to be concentrated among a small number of carriers.

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

21.	Subsequent Events

Exchange of Remaining Class B Common Stock

On January 15, 2020, the holders of our Class B common exchanged a total of 900,000 shares of Class B common stock and an equal number of Series B membership interests for 900,000 shares of Class A common stock. This transaction contributed to a 6.3% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2019.

On February 12, 2020, the holders of our Class B common stock notified the Company that have elected to exchange all remaining shares of Class B common stock, together with an equal number of Series B Membership Interests in HPIH, into an aggregate of 1,016,667 shares of our Class A common stock (the “Final Class B Exchange”) pursuant to the Exchange Agreement, dated February 13, 2013, among the Company, HPIH, and the holders of the Class B common stock (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the closing of the Final Class B Exchange is scheduled to occur on April 7, 2020 unless the Company elects to effectuate the Final Class B Exchange on an earlier date. Upon the closing of the Final Class B Exchange, the Company will cease to have any shares of Class B common stock outstanding and will own 100% of the equity interest in HPIH. See Note 10 for further information on the Exchange Agreement.

Corporate Name Change and Ticker Symbol Change

On March 3, 2020, the Company announced that the Company will file a Certificate of Amendment to its Certificate of Incorporation to change the Company’s name to “Benefytt Technologies, Inc.” effective as of March 6, 2020, and the Company’s trading symbol on the Nasdaq Global Market will also be changed from “HIIQ” to “BFYT” effective as of March 6, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

HEALTH INSURANCE INNOVATIONS, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Membership Interest Purchase Agreement dated June 5, 2019 by and among Health Insurance Innovations, Inc, Health Plan Intermediaries Holdings, LLC, RxHelpline, LLC, TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, TogetherHealth Soup, L.P. and solely for the purposes specified herein, Mark Longaro, Robert Gregg and Jason Buchwald. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 7, 2019.

3.1	Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.1 to Current Reports on Form 8-K filed February 13, 2013.

3.2
Certificate of Correction of Amended and Restated Certificate of Incorporation of Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 3.2 to Current reports on Form 8-K filed February 13, 2013.

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

4.3*	Description of Securities Registered Under Section 12 of the Securities and Exchange Act of 1934, as amended.

10.1
Master Service Agreement between Health Plan Intermediaries, LLC d/b/a Health Insurance Innovations and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.8 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

10.2
Software Assignment Agreement between Health Plan Intermediaries, LLC d/b/a Health Insurance Innovations and BimSym eBusiness Solutions, Inc. Incorporated by reference to Exhibit 10.9 to the Draft Registration Statement on Form S-1 (File No. 377-00034 / Film No. 121193612) filed November 9, 2012.

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

10.5
Tax Receivable Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Current Reports on Form 8-K filed February 13, 2013.

10.6
Exchange Agreement among Health Insurance Innovations, Inc., Health Plan Intermediaries Holdings, LLC and Series B Members of Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.3 to Current Reports on Form 8-K filed February 13, 2013.

10.7#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.8#	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

Exhibit No.	Description

10.9#
Form of Stock Appreciation Rights Award Agreement (Non-Employee Director; Stock-Settled). Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 filed August 13, 2013.

10.10#	Form of Stock Appreciation Rights Award Agreement under Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2015.

10.11#
Amended and Restated Employment Agreement, dated November 15, 2016, between Gavin D. Southwell and Health Insurance Innovations, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2016.

10.12#	Health Insurance Innovations, Inc. Long Term Incentive Plan (as amended on May 18, 2017). Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on May 24, 2017.

10.13#	Form of Restricted Stock Award Agreement for executives. Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 20, 2017.

10.14#	Form of Restricted Stock Award for non-employee directors. Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on June 20, 2017.

10.15#
Amendment to Amended and Restated Employment Agreement, dated June 14, 2017, between Gavin Southwell and Health Insurance Innovations, Inc. Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on June 20, 2017.

10.16#
Non-Employee Director Compensation Plan of the Company, approved June 14, 2017 and effective as of July 1, 2017. Incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed on June 20, 2017.

10.17	Regulatory Settlement Agreement, dated December 12, 2018. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 13, 2018.

10.18#
Second Amended and Restated Employment Agreement, dated January 2, 2019, between Health Insurance Innovations, Inc. and Gavin Southwell. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 2, 2019.

10.19#
Restricted Stock Award Agreement, dated January 2, 2019, between Health Insurance Innovations, Inc. and Gavin D. Southwell. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 2, 2019.

10.20
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

10.21
Security and Pledge Agreement dated June 5, 2019 among the parties identified as Obligors hereunder and Bank of America, N.A., in its capacity as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 7, 2019.

10.22#
Employment Agreement, dated November 12, 2019 and effective as of November 15, 2019, between Health Insurance Innovations, Inc. and Erik M. Helding. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2019.

10.23#
Separation Agreement and General Release, dated November 12, 2019, between Health Insurance Innovations, Inc. and Michael D. Hershberger. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2019.

10.24	Office lease agreement between Buschwood Tampa LLC and Health Insurance Innovations, Inc. dated August 28, 2019. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 12, 2019.
21*	List of subsidiaries.

Exhibit No.	Description

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32*	Section 1350 Certifications.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Document.

*	Document is filed with this Form 10-K.
**
Filed with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.

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
March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 4, 2020	/s/ Gavin D. Southwell	President, Chief Executive Officer and Director
	Gavin D. Southwell	(Principal Executive Officer)

March 4, 2020	/s/ Erik M. Helding	Chief Financial Officer, Secretary and Treasurer
	Erik M. Helding	(Principal Financial and Accounting Officer)

March 4, 2020	/s/ Paul E. Avery	Director
Paul E. Avery

March 4, 2020	/s/ Anthony J. Barkett	Director
Anthony J. Barkett

March 4, 2020	/s/ Ellen M. Duffield	Director
Ellen M. Duffield

March 4, 2020	/s/ John A. Fichthorn	Director
John A. Fichthorn

March 4, 2020	/s/ Paul G. Gabos	Director
Paul G. Gabos

March 4, 2020	/s/ Robert S. Murley	Director
Robert S. Murley

March 4, 2020	/s/ Peggy B. Scott	Director
Peggy B. Scott