Form 10-Q
period 2020-03-31
Benefytt Technologies, Inc.
filed 2020-05-11
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to __________
Commission File Number: 1-35811
 __________________________________________________________
Benefytt Technologies, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	46-1282634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3450 Buschwood Park Drive, Suite 200, Tampa, FL	33618
(Address of Principal Executive Offices)	(Zip Code)
(813) 397-1187
(Registrant’s telephone number, including area code)
Health Insurance Innovations, Inc.
15438 N. Florida Ave, Suite 201 Tampa, FL 33613
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________________

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	BFYT	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Emerging growth company	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)		Smaller reporting company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]
As of May 4, 2020, the registrant had 13,227,280 shares of Class A common stock, $0.001 par value, outstanding and 1,016,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BENEFYTT TECHNOLOGIES, INC. Condensed Consolidated Balance Sheets ($ in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,051	$3,771
Restricted cash	16,030	17,788
Accounts receivable, net, prepaid expenses and other current assets	7,361	2,911
Income taxes receivable	23,018	18,210
Advanced commissions, net	40,524	45,250
Contract asset	172,554	184,474
Total current assets	264,538	272,404
Long-term contract asset	207,675	209,239
Property and equipment, net	5,494	5,415
Deferred tax asset	645	—
Right-of-use assets	16,568	496
Goodwill	94,814	135,182
Intangible assets, net	25,473	28,963
Other assets	2,623	159
Total assets	$617,830	$651,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$45,568	$51,477
Commissions payable	92,833	97,785
Contingent consideration, current	1,750	—
Current portion of long-term debt, net	9,488	10,684
Operating lease liabilities, current	1,466	237
Other current liabilities	296	557
Total current liabilities	151,401	160,740
Commissions payable, long-term	79,287	82,369
Contingent consideration, long-term	66,302	65,171
Debt, net, long-term	183,470	167,947
Due to member	34,142	29,121
Deferred tax liability, net	—	5,722
Operating lease liabilities, long-term	14,965	224
Other liabilities	330	590
Total liabilities	529,897	511,884
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 17,119,217 and 16,219,217 shares issued as of March 31, 2020 and December 31, 2019, respectively; 13,203,527 and 12,273,630 shares outstanding as of March 31, 2020 and December 31, 2019, respectively)	17	16
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 1,016,667 and 1,916,667 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	1	2
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	131,943	118,465
Treasury stock, at cost (3,915,690 and 3,945,587 shares as of March 31, 2020 and December 31, 2019, respectively)	(125,643)	(127,400)
Retained earnings	66,152	110,418
Total Benefytt Technologies, Inc. stockholders’ equity	72,470	101,501
Noncontrolling interests	15,463	38,473
Total stockholders’ equity	87,933	139,974
Total liabilities and stockholders' equity	$617,830	$651,858

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$71,561	$87,326
Operating expenses:
Third-party commissions	32,770	60,671
Selling, general and administrative	27,946	15,597
Marketing and advertising	18,453	3,062
Credit card and ACH fees	1,417	1,523
Depreciation and amortization	4,345	1,132
Loss on impairment	41,076	—
Total operating expenses	126,007	81,985
(Loss) income from operations	(54,446)	5,341

Other expense:
Interest expense	2,094	345
Fair value adjustment to contingent acquisition consideration	2,881	—
Other expense	—	17
Net (loss) income before income taxes	(59,421)	4,979
(Benefit) provision for income taxes	(9,606)	2,797
Net (loss) income	(49,815)	2,182
Net (loss) income attributable to noncontrolling interests	(5,549)	851
Net (loss) income attributable to Benefytt Technologies, Inc.	$(44,266)	$1,331

Per share data:
Net (loss) income per share attributable to Benefytt Technologies, Inc.
Basic	$(3.68)	$0.12
Diluted	$(3.68)	$0.11
Weighted average Class A common shares outstanding
Basic	12,023,121	11,388,490
Diluted	12,023,121	12,472,731

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	March 31, 2020	March 31, 2019
Total Equity, Beginning of Period	$139,974	$143,468
Class A Share Capital:
Beginning balance	16	14
Issuance of Class A common stock in a private offering	1	1
Ending balance	$17	$15

Class B Share Capital:
Beginning balance	$2	$3
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	(1)	(1)
Ending balance	$1	$2

Additional paid-in capital:
Beginning balance	$118,465	$94,194
Issuance of Class A common stock in a private offering	13,972	1,848
Issuance of Class A common stock from treasury	(1,517)	(7)
Issuance of restricted shares from treasury	(1,766)	(5,197)
Forfeitures of restricted stock held in treasury	—	587
Stock-based compensation	2,704	1,915
Contributions	85	—
Ending balance	$131,943	$93,340

Treasury Stock:
Beginning balance	$(127,400)	$(67,185)
Repurchases of Class A common stock	—	(45,272)
Class A common stock withheld in Treasury from restricted share vesting	(1,526)	(918)
Forfeitures of restricted stock held in treasury	—	(587)
Issuance of restricted shares from treasury	1,766	5,197
Issuance of Class A common stock from treasury	1,517	7
Ending balance	$(125,643)	$(108,758)

Retained Earnings:
Beginning balance	$110,418	$80,804
Net (loss) income	(44,266)	1,331
Ending balance	$66,152	$82,135

Equity Attributable to Non-controlling Interests:
Beginning balance	$38,473	$35,638
Net (loss) income attributable to non-controlling interest	(5,549)	851
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	(17,464)	(1,757)
Contributions (distributions)	3	(2,242)
Ending balance	15,463	32,490
Total Equity, End of Period	$87,933	$99,224

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(unaudited)
($ in thousands, except share data)

	March 31, 2020	March 31, 2019
Class A Common Shares Outstanding:
Beginning balance	12,273,630	12,387,349
Repurchases of Class A common stock	—	(1,351,241)
Issuance of Class A common stock in a private offering	900,000	125,000
Issuance of Class A common stock under equity compensation plan	—	250,000
Issuance of Class A common stock from treasury	47,287	218
Issuance of restricted shares from treasury	55,000	157,000
Class A common stock withheld in treasury from restricted share vesting	(72,390)	(33,700)
Forfeitures of restricted stock held in treasury	—	(21,939)
Ending balance	13,203,527	11,512,687

Class B Common Shares Outstanding:
Beginning balance	1,916,667	2,541,667
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	(900,000)	(125,000)
Ending balance	1,016,667	2,416,667

Treasury Shares Outstanding:
Beginning balance	3,945,587	2,038,475
Repurchases of Class A common stock	—	1,351,241
Issuance of Class A common stock from treasury	(47,287)	(218)
Issuance of restricted shares from treasury	(55,000)	(157,000)
Forfeitures of restricted stock held in treasury	—	21,939
Class A common stock withheld in Treasury from restricted share vesting	72,390	33,700
Ending balance	3,915,690	3,288,137

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(49,815)	$2,182
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	2,627	1,816
Fair value adjustment to contingent acquisition consideration	2,881	—
Loss on disposal of assets	73	—
Provision for allowance for doubtful accounts	116	13
Impairment of assets	41,076	—
Depreciation and amortization	4,345	1,132
Deferred financing costs	202	—
Deferred income taxes	(4,838)	191
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(6,914)	275
Decrease (increase) in advanced commissions	4,610	(196)
Increase in income taxes receivable	(4,808)	—
Increase in right-of-use asset	(16,072)	(639)
Decrease (increase) in contract asset	12,776	(13,327)
Increase in lease liability	15,893	538
Decrease in accounts payable, accrued expenses and other liabilities	(5,353)	(6,568)
(Decrease) increase in commission payable	(8,034)	6,387
Increase in income taxes payable, net	—	2,452
Net cash used in operating activities	(11,235)	(5,744)
Investing activities:
Business acquisition: release of hold-back	(1,000)	—
Capitalized internal-use software and website development costs	(501)	(315)
Purchases of property and equipment	(429)	(109)
Net cash used in investing activities	(1,930)	(424)
Financing activities:
Proceeds from borrowings under credit agreement	18,000	50,000
Payments on borrowings under credit agreement	(3,875)	—
Payments related to tax withholding for share-based compensation	(1,526)	(918)
Purchases of Class A common stock pursuant to share repurchase plan	—	(45,272)
Contributions (distributions)	88	(677)
Net cash provided by financing activities	12,687	3,133
Net decrease in cash and cash equivalents, and restricted cash	(478)	(3,035)
Cash and cash equivalents, and restricted cash at beginning of period	21,559	25,999
Cash and cash equivalents, and restricted cash at end of period	$21,081	$22,964

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
Supplemental Cash Flow Information (unaudited)
($ in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$41	$159
Interest	1,883	212
Non-cash investing activities:
Capitalized stock-based compensation	$77	$99
Non-cash financing activities:
Change in due to member related to Exchange Agreement	$5,021	$517
Change in deferred tax asset related to Exchange Agreement	(1,529)	(609)
Issuance of Class A common stock in a private offering related to Exchange Agreement	13,973	1,849
Exchange of Class B membership interests related to Exchange Agreement	(17,465)	(1,758)
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	—	1,565

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Benefytt Technologies, Inc. ("BFYT") is a Delaware corporation that was incorporated on October 26, 2012 under the name Health Insurance Innovations, Inc. and that changed its name to Benefytt Technologies, Inc, on March 6, 2020. In this quarterly report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer to Benefytt Technologies, Inc. (formerly known as Health Insurance Innovations, Inc.) and its consolidated subsidiaries. The term "HPIH" refers to our majority owned subsidiary, Health Plan Intermediaries Holdings, LLC, on a stand-alone basis. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of BFYT.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The information included in this quarterly report, including the interim condensed consolidated financial statements and the accompanying notes, should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2020.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, and any such differences may be material to our financial statements.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the condensed consolidated financial statements.

Reclassifications

Right of use assets and operating lease liabilities are now reported as separate line items on the condensed consolidated balance sheets. Prior period right of use assets were previously reported as a component of other assets and operating lease liabilities were reported as a component of other liabilities. These amounts have been reclassified to conform to the current period presentation.

Prior period marketing and advertising expenses included within the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. The Company previously reported marketing and advertising expense as a component of selling, general and administrative expenses but now reports these expenses as a separate line item in the condensed consolidated statements of operations.

Summary of Significant Accounting Policies

The following is an update to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Instruments - Credit Losses (Topic 326)

Allowance for Credit Losses - Advanced Commissions: The allowance for credit losses is a valuation account that is deducted from the gross amount of advanced commissions to present the net amount expected to be collected. Advanced Commissions are charged against the allowance when management believes that it is no longer collectible based on future collections of premium from each distributor's book of business. This allowance for credit losses is netted against our long-term advanced commissions which are classified within other assets on the condensed consolidated balance sheets.

Management estimates the allowance balance using relevant available information, from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments are made for differences such as lower than estimated persistency of a distributor's book of business, changes in conditions, or other relevant factors. The allowance for credit loss is measured on a collective basis as similar risks characteristics exists. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which amends the guidance for evaluating impairment of financial assets subject to risks such as contract assets, loans, receivables, and other financial assets. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 became effective for us on January 1, 2020. See Summary of Significant Accounting Polices within this Note 1 for further information.

Accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of this ASU is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of the adoption of this pronouncement on our financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this pronouncement on our financial statements and related disclosures.

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

The purchase price for the Interests under the Purchase Agreement was approximately $50.0 million in cash, subject to certain closing and post-closing adjustments (the "Cash Consideration"), the issuance of 630,000 shares of the Company's Class A common stock, and an earn-out agreement pursuant to which the Seller will receive payments over a five-year post-closing period equal to a percentage of the TogetherHealth's gross margin above specified thresholds. Pursuant to the Purchase Agreement, a portion of the cash consideration consisting of $2.5 million was held back by HPIH in order to fund payment of post-closing adjustments to the cash consideration and post-closing indemnification obligations of the parties of which, $1.5 million has since been released. The shares issued pursuant to the Purchase Agreement are subject to lock-up agreements pursuant to which the holders thereof are restricted from selling or transferring such shares for a three-year period, subject to a release from the lock-up of one-third of the subject shares on each of the first three anniversary dates of the Purchase Agreement and subject to other release-acceleration provisions and customary exceptions.

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

For the three months ended March 31, 2020, the Company updated its preliminary allocation of the purchase price of the assets and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using information and assumptions available which management believes are reasonable.

The following table summarizes the allocation of the total purchase price for the acquisition: ($ in thousands):

Cash	$179
Accounts receivable and other assets(1)	333
Contract asset(1)(2)	12,798
Property, plant and equipment(1)	34
Intangible asset - brand	430
Intangible asset - BPO relationship	24,700
Goodwill	72,660
Accounts payable, accrued expenses, and other liabilities(1)	(760)
Total	$110,374

(1)
The carrying value of accounts receivable, contract asset, property, plant and equipment, accounts payable and accrued expenses approximated fair value; as such, no adjustments to the accounts were recorded in association with the acquisition.

(2)	Current quarter adjustments of $708,000 were due to revisions of collection estimates of policies in force.

The goodwill allocated to the purchase price was calculated as the fair value of the consideration less the assets acquired and liabilities assumed. This value of goodwill is primarily related to the expected results of future operations of TogetherHealth, its existing operational processes, and the experience of the acquired executives. The amount of goodwill that is expected to be deductible for tax purposes is $48.5 million.

As a result of acquiring TogetherHealth, our condensed consolidated results of operations include the results of TogetherHealth since the acquisition date. TogetherHealth's revenues for the three months ended March 31, 2020 were $16.5 million. For the three months ended March 31, 2020 pre-tax net loss was $2.0 million. Pre-tax net loss for the quarter ended March 31, 2020 includes $3.1 million of amortization expense associated with the valuations of the acquired intangible assets noted above.

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

	($ in thousands, except per share data) Unaudited
	Three Months Ended March 31,
	2020	2019
Revenue	$71,561	$97,820
Net (loss) income before income taxes	(59,421)	7,225
Net (loss) income	(49,815)	3,889
Net (loss) income attributable to Benefytt Technologies, Inc.	(44,266)	2,372

Net (loss) income per share - basic	(3.68)	0.20
Net (loss) income per share - diluted	(3.68)	0.18

Weighted average Class A common shares outstanding
Basic	12,023,121	12,018,490
Diluted	12,023,121	13,102,731

Other Acquisitions

On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation, which owned and operated HealthInsurance.com. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the condensed consolidated balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with TIB Florida Holdco, Inc. to acquire 100% of the outstanding limited liability company interests of TIB, a distribution company, to complement our entrance into the business of distributing Medicare. The $22.3 million purchase price of TIB was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price of $22.2 million recorded as goodwill. This value of goodwill is primarily related to the expected results of future operations of TIB. The purchase price included an earnout, with an estimated fair value as of August 5, 2019, of $19.3 million, estimated using a risk-based probability analysis. The earnout agreement stipulates payments of $1.0 million per year for the first three years, if certain gross margin thresholds are met, plus a percentage of the acquired company's gross margin above specified thresholds to be paid over five years. As of August 5, 2019, management estimated the payments to be approximately $72.5 million if all conditions are satisfied; however the maximum payout is unlimited.

3. Goodwill and Intangible Assets

At the end of February 2020, in conjunction with the preparation of the 2020 annual guidance, the Board of Directors approved a significant change in our overall business strategy to accelerate growth within the Medicare segment. The Company planned to de-emphasize its IFP segment while maximizing cash flows and enhancing e-commerce capabilities within IFP. By decreasing emphasis on new IFP business, the Company plans to use cash flows from the IFP segment to invest in accelerating growth of the Medicare segment.

As the Company progressed with its plans to shift toward Medicare and away from IFP, the Company decreased the number and amount of advance commissions made to certain third-party distributors while redeploying that capital to a limited number of our highest-quality IFP third-party distributors. This action in conjunction with the planned decrease in forecasted IFP revenue was deemed to be a triggering event for impairment testing. The Company performed a quantitative analysis as of February 29, 2020 using both market and income approaches (comparative company and discounted cash flow, respectively) to estimate the fair value of our reporting units. Forecasts of future cash flows were based on our best estimate of future revenues and operating expenses, based primarily on expected Company growth, pricing, market share, and general economic conditions, which at the time did not consider an estimate for the impact of COVID-19, if any. As a result of the impairment analysis, the Company determined that the carrying value of the IFP segment exceeded its fair value, such that the Company recorded a $41.1 million impairment charge to reduce goodwill which is recorded as loss on impairment on the condensed consolidated statement of operations. The loss on impairment has no impact on operating cash flows, debt covenants or on the metrics for which the Company evaluates itself.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

	IFP	Medicare	Total
Balance as of December 31, 2019	$41,076	$94,106	$135,182
Purchase accounting measurement period adjustment	—	708	708
Goodwill impairment adjustment	(41,076)	—	(41,076)
Balance as of March 31, 2020	$—	$94,814	$94,814

We also considered whether the carrying values of definite lived intangible assets may not be recoverable. No impairment was present for definite lived intangibles as of March 31, 2020 or December 31, 2019 however, in evaluating the remaining estimated useful life, the Company revised its estimate to reduce HP's brand and customer relationship useful life to one remaining year.

4. Leases

The Company has operating leases for real estate and certain equipment. Our leases have remaining lease terms of one to seven years, some of which includes options to extend the lease for up to five years, and some of which include options to terminate the lease within one year. The options however were not used in the determination of the lease term. The Company had four new operating leases; one for the Company's new corporate office and three additional leases that all commenced during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had right of use assets of approximately $16.6 million and $496,000, respectively, on the condensed consolidated balance sheet.

As of March 31, 2020, current and non-current lease liabilities were approximately $1.5 million and $15.0 million, respectively. As of December 31, 2019, current and non-current lease liabilities were approximately $237,000 and $224,000, respectively.

Operating lease expense was $505,000 and $174,000 for the three months ended March 31, 2020 and 2019, respectively. Short-term lease expense for the three months ended March 31, 2020 was $121,000 and was immaterial for the three months ended March 31, 2019. The difference between the undiscounted cash flows and the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 is approximately $2.5 million compared to $30,000 as of December 31, 2019.

Supplemental cash flow information related to operating leases were as follows ($ in thousands):

	March 31, 2020	March 31, 2019
Cash paid within operating cash flows	$546	$210

The following table summarizes the maturities of operating lease liabilities as of March 31, 2020, ($ in thousands):

Remainder of 2020	$1,407
2021	2,787
2022	2,871
2023	2,652
2024	2,695
2025	2,760
Thereafter	3,788
Total lease payments	$18,960

The weighted-average remaining lease term and discount rates are as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	6.7 years	1.8 years
Weighted-average discount rate	4.09%	6.25%

As of March 31, 2020, the Company does not have any significant additional operating leases that have not yet commenced.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of ($ in thousands):

	March 31, 2020	December 31, 2019
Carriers and vendors payable	$15,706	$17,876
Marketing and advertising costs	6,956	11,732
Professional fees	2,731	2,022
Customer care and enrollment costs	2,053	4,501
Legal fees and contingencies	11,968	5,511
Compensation and benefits	3,191	5,905
Acquisition costs	143	1,305
Other	2,820	2,625
Total accounts payable and accrued expenses	$45,568	$51,477

Legal fees increased during the three months ended March 31, 2020 in part for the items detailed in the Legal Proceedings section of Note 14, which includes a $2.8 million settlement accrual as disclosed therein. Accrued compensation and benefits decreased due to payment of accrued executive bonuses and continued severance payments for former HPIH executives, offset by additional amounts accrued for 2020 bonus payments.

Legal fees are now presented as a separate line item within the above table. These fees were previously reported as a component of professional fees and have been reclassified to conform to current period presentation.

6. Debt

Except for items detailed below there have been no material changes to debt as reported with the Company's annual report and Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, we had a $194.4 million outstanding balance from draws on the Credit Facility and there was $15.0 million available to be drawn upon. As of December 31, 2019, we had a $180.3 million outstanding balance from draws on the Senior Credit Facility.

As of March 31, 2020, and December 31, 2019, there was $244,000 and $246,000, respectively, of accrued interest included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The Company is in compliance with all debt covenants.

The debt maturity schedule for our long-term debt is as follows ($ in thousands):

			As of
	Issuance Date	Maturity Date	March 31, 2020	December 31, 2019	Rate
Non-current portion of line of credit	June 2019	2022	$50,000	$32,000	3.52%
Non-current portion of term loan	June 2019	2021 - 2022	134,062	136,875	3.45%
Non-current portion of unamortized debt issuance costs			(592)	(928)
			183,470	167,947
Current portion of term loan	June 2019	2020 - 2021	10,313	9,375	3.45%
Current portion of line of credit	June 2019	2020	—	2,000	—%
Current portion of unamortized debt issuance costs			(825)	(691)
			$192,958	$178,631

The aggregate contractual maturities of debt for each of the five fiscal years are as follows ($ in thousands):

	2020	2021	2022	2023	2024
Debt repayments	$7,500	$13,125	$173,750	$—	$—

7. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Tax Obligation Settlements and Treasury Stock Transactions

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards and the exercise of stock appreciation rights. In addition, certain forfeited stock-based awards are transferred to and recorded as treasury stock, and certain restricted stock awards may have been granted from shares in Treasury.

During the three months ended March 31, 2020 and 2019, there were 72,390 and 33,700 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of stock appreciation rights ("SARs") exercises or vested restricted stock awards. During the three months ended March 31, 2020, there were 102,287 shares reissued out of Treasury for issuances of stock related to a combination of exercises and grants under our Long Term Incentive Plan.

During the three months ended March 31, 2020, there were no shares transferred to Treasury as a result of forfeitures of stock awards.

For the three months ended March 31, 2020 and 2019, there were cash outflows of $1.5 million and $918,000, respectively, to cover the tax obligations for the settlement of share vesting and exercises under the Company's Long Term Incentive Plan.

Share Repurchase Program

During the three months ended March 31, 2020, there were no repurchases of our registered Class A common stock. During the year ended December 31, 2019, we repurchased 1,981,241 shares of our registered Class A common stock under the share repurchase program at an average price per share of $32.23.

Exchange Agreement

On January 22, 2020, the sole holders of our Class B common stock, Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), two companies owned and controlled by our founder Michael Kosloske, exchanged a total of 900,000 shares of Class B common stock and an equal number of Series B membership interests for 900,000 shares of Class A common stock. This transaction contributed to a 6.4% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2019.

8. Revenue

Disaggregated Revenue

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition for the three months ended March 31, 2020 (in thousands):

	March 31, 2020			March 31, 2019
	Sales and Marketing Services	Member Management	Total	Sales and Marketing Services	Member Management	Total
Revenue by Source
Commission revenue(1)
STM(2)	$20,135	$936	$21,071	$32,319	$884	$33,203
HBIP	12,406	1,205	13,611	28,329	1,797	30,126
Supplemental(2)	15,867	1,030	16,897	21,394	1,112	22,506
Medicare	16,742	—	16,742	—	—	—
Services revenue	—	631	631	—	1,168	1,168
Consumer engagement revenue	2,281	—	2,281	—	—	—
Other revenues	328	—	328	323	—	323
Total revenue	$67,759	$3,802	$71,561	$82,365	$4,961	$87,326

Timing of Revenue Recognition
Transferred at a point in time	$67,759	$—	$67,759	$82,365	$—	$82,365
Transferred over time	—	3,802	3,802	—	4,961	4,961
Total revenue	$67,759	$3,802	$71,561	$82,365	$4,961	$87,326

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

For IFP product sales, during the three months ended March 31, 2020, we recognized a $2.9 million decrease in revenue primarily as a result of a decrease in durations related to the reassessment of variable consideration and changes in estimate due to lower retention of Health Benefit Insurance Plans ("HBIP") and supplemental products sold in the fourth quarter of 2018 and the first quarter of 2019 which was inconsistent with our historical experience.

For Medicare product sales, during the three months ended March 31, 2020, we recognized a $1.9 million decrease in revenue due to adjusting significant measurement estimates as a result of actual amounts received on plans sold during the 2019 Medicare Annual Election Period.

Commissions Expense - In connection with the reassessment of variable consideration, the Company also had a change in estimate for the three months ended March 31, 2020 which decreased previously recorded commissions expense by $3.3 million.

The change in estimate related to lower retention on HBIP and supplemental products as described above, and the positive impact of lifetime value calculations within the prepaid commission arrangements.

Remaining Performance Obligations

As of March 31, 2020, approximately $15.8 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for IFP and supplemental contracts.

9. Stock-based Compensation

No SARs or stock options were granted during the three months ended March 31, 2020 and 2019.

The following table summarizes restricted shares granted (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted shares	55	260

The following table summarizes stock-based compensation expense ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted shares	$2,547	$1,766
SARs	157	149
Less amounts capitalized for internal-use software(1)	(77)	(99)
Total	$2,627	$1,816

(1)	See Property and Equipment, in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on internal use software.

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of March 31, 2020 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$12,927	2.1
SARs	930	1.8
Total	$13,857

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three months ended March 31, 2020, there were 93,750 SARs exercised resulting in an increase of 47,287 issued shares of Class A common stock. During the three months ended March 31, 2019 there were 625 SARs exercised resulting in an increase of 139 shares of issued Class A common stock. During the three months ended March 31, 2020 and 2019, there were 500 and 7,500 SARs forfeited, respectively.

During the three months ended March 31, 2020 and 2019, there were no options exercised or forfeited.

During the three months ended March 31, 2020, there were no restricted stock awards issued for performance shares. During the three months ended March 31, 2019, there were 147,000 restricted stock awards issued for performance shares. These awards were previously granted in which the performance metrics were contractually satisfied during the respective period.

We recognized $600,000 in income tax benefits from stock-based activity for the three months ended March 31, 2020. We recognized income tax benefits of $74,000 from stock-based activity for the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, we capitalized $77,000 and $99,000, respectively, of stock-based compensation expense related to the development of internal-use software. See Notes 1 and 5 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on our internal-use software.

10. Net (Loss) Income per Share

The computations of basic and diluted net income per share attributable to BFYT were as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Basic net (loss) income attributable to Benefytt Technologies, Inc.	$(44,266)	$1,331
Weighted average shares—basic	12,023,121	11,388,490
Effect of dilutive securities:
Restricted shares	—	557,142
SARs	—	524,762
Stock options	—	2,337
Weighted average shares—diluted	12,023,121	12,472,731
Basic net (loss) income per share attributable to Benefytt Technologies, Inc.	$(3.68)	$0.12
Diluted net (loss) income per share attributable to Benefytt Technologies, Inc.	$(3.68)	$0.11

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted shares	719	38
SARs	334	7
Stock options	4	—

Additionally, potential common stock totaling 1,016,667 shares at March 31, 2020 and 2,416,667 shares at March 31, 2019 issuable under the exchange agreement were not included in diluted shares because such inclusion would be anti-dilutive. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the exchange agreement.

11. Income Taxes

BFYT is organized as a corporation and as of March 31, 2020, is a 92.9% owner of HPIH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a result, HPIH is not subject to federal and in most state jurisdictions entity level income taxation; however, any taxable income or loss generated by HPIH is passed through to and included in the taxable income or loss of its members, including BFYT, on a pro rata basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including allowing companies to carryback certain Net Operating Losses (“NOLs”), increasing the amount of deductible interest, and increasing the amount of NOLs that corporations can use to offset income. The respective benefit and provision for income taxes for BFYT, inclusive of its allocable share of net taxable income from HPIH, for the three months ended March 31, 2020 and 2019 was $9.6 million and $2.8 million, respectively, resulting in an effective tax benefit/rate of 16.2% and 56.2%, respectively. The effective tax rate decreased primarily due to the change in the valuation allowance during the three months ended March 31, 2019 that increased the rate. The effective tax rate for the three months ended March 31, 2020 is also lower than the federal statutory rate of 21% due to an increase in the valuation allowance of HIIH.

HPIH wholly-owns HIIH, a corporation that reports its U.S. federal and state income taxes separate from BFYT due to the Company’s ownership structure. Consequently, its federal and state tax jurisdictions are separate from those of BFYT, which prevents deferred tax assets and liabilities of BFYT and HIIH from offsetting one another. The effective tax rate for each of the three months ended March 31, 2020 and 2019 for HIIH was 0.0%, as we continue to maintain a full valuation allowance against the net HIIH deferred tax assets. On a standalone basis, excluding the effects of HIIH’s effective tax rate, the effective tax rate for the three months ended March 31, 2020 and 2019 for BFYT is 30.6% and 42.9%, respectively. The decrease primarily relates to the change in the valuation allowance during the three months ended March 31, 2019 that increased the rate off set by the Company’s discrete tax benefits primarily related to the provisions of the CARES Act, including changes allowing for NOL carryback.

Deferred taxes on our investment in HPIH are measured on the difference between the carrying amount of our investment in HPIH and the corresponding tax basis of this investment. We do not measure deferred taxes on differences within HPIH, as those differences inherently comprise our deferred taxes on our external investment in HPIH. Book to tax timing differences that exist in HPIH inherently affect BFYT’s deferred taxes as the outside basis difference changes.

For the three months ended March 31, 2020 and 2019, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.

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

We utilize the income approach to measure the fair value of our financial liabilities. As subjectivity exists with respect to many of the valuation techniques, the fair value estimates we have disclosed may not equal prices that we may ultimately realize if the assets are sold or the liabilities are settled with third parties. Below is a description of our valuation methods.

Contingent consideration for business acquisitions. Contingent consideration is related to the acquisitions of TogetherHealth and TIB as described in Note 2. The inputs include forecasts of future results, discount rates reflecting the credit risk, and the probability of the underlying outcome of the results required by TogetherHealth and TIB for us to make payments and the nature of such payments. The underlying outcomes are subject to the target results in the respective agreements. These liabilities are included in Level 3 of the fair value hierarchy. The fair values of our contingent consideration arrangements are sensitive to changes in forecasts and discount rates.

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, accounts payable and accrued expenses, and debt as of March 31, 2020 and December 31, 2019, respectively, approximate fair value because of the short-term duration of these instruments.

As of March 31, 2020, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of March 31, 2020
	as of March 31, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition consideration	$68,052	$—	$—	$68,052
	$68,052	$—	$—	$68,052

The following table sets forth changes in Level 3 financial liabilities ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$65,171	$—
Fair value adjustment	2,881	—
Ending balance	$68,052	$—

Changes in the fair value of contingent consideration were driven by forecasted changes in the number of agents and marketing cost expectations. The change in fair value is included in fair value adjustment to contingent acquisition consideration on the accompanying condensed consolidated statements of operations.

13. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is our named CODM. The CODM reviews our Company information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has two reportable operating segments within our operating platform: Medicare and IFP.

To determine the Company's reportable operating segments, we consider the nature of operating activities, economic characteristics, existence of separate senior management teams and the type of information used by the CODM to evaluate the results of operations. Components with similar economic characteristics, products and services, customers, distribution methods, and operational processes that operate in a similar regulatory environment are combined.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company evaluates the performance of its reportable segments based on segment sales and segment operating income. Operating income for each segment includes sales to third parties and related operating expenses directly attributable to the segment. SG&A expenses are included in the segment in which the expenditures are incurred. Operating income for each segment excludes certain expenses managed outside the reportable segments which include various expenses such as corporate expenses, certain share-based compensation expenses, income taxes, various nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes.

The following table presents a summary of our operating results by segment ($ in thousands):

Three Months Ended March 31, 2020
Revenue
Medicare revenue	$18,896
IFP revenue	52,665
Total revenue	71,561

Segment Profit
Medicare loss	(1,643)
IFP profit	8,328
Total segment profit	6,685

Corporate	(5,752)
Interest expense	(2,094)
Depreciation and amortization	(4,345)
Provision for income taxes	9,606
Loss on impairment	(41,076)
Stock-based compensation and related costs	(2,707)
Fair value adjustment to contingent consideration	(2,881)
Transaction costs	(129)
Indemnity and other legal costs	(7,092)
Severance, restructuring and other	(30)
Net loss	$(49,815)

There are no material internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

The Company did not have Medicare operations prior to the June 5, 2019 acquisition of TogetherHealth and therefore a comparative period is not presented.

14. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a former director of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the three months ended March 31, 2020, HPIH did not make any cash distributions for these entities related to estimated federal or state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. No amounts were accrued for estimated federal and state taxes as of March 31, 2020 or December 31, 2019. For the three months ended March 31, 2019, $677,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members.

Tax Receivable Agreement

As of March 31, 2020, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 7,650,000 shares of Class A common stock subsequent to the IPO. As of March 31, 2020, as a result of these exchanges, we have recorded a liability of $34.1 million pursuant to the Tax Receivable Agreement ("TRA") and is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of March 31, 2020, we have made $3.7 million of cumulative payments under the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Inquiry

The Company received notification of a civil investigative demand from the Massachusetts Attorney General's Office ("MAG") on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company's practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG. The MAG asked the Company to certify the completeness of the discovery responses provided to the MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The court agreed with the MAG and ordered the Company to produce additional documents and provide further depositions. The Company has appealed this decision, and the initial arguments for the appeal will be heard on May 14, 2020.

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

In a case styled as David Diaz, et al. v. Health Plan Intermediaries Holdings, LLC, et al., Case No. 18-cv-04240, U.S. District Court for the District of Arizona, filed on August 21, 2018, the two plaintiffs allege misrepresentation relating to the sale of an insurance policy that later allegedly did not cover hospital bills. The insurance agent who sold the policy was an employee of the Company's wholly-owned subsidiary, ASIA, and that agent is also named as a co-defendant. The Company and the individual defendant have answered a subsequently amended complaint and rejected the substantive allegations. Discovery is ongoing. The Company is vigorously asserting defenses against the claims.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-02186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the "CSI") which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the lead plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during a period ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims. On March 29, 2019, the court sua sponte ordered mandatory mediation before United States Magistrate Judge Christopher Tuite, which did not result in a settlement. On June 28, 2019, the court granted in part, and denied in part, the motion to dismiss, and dismissed all claims against Messrs. Southwell and Kosloske. Discovery commenced, and the Company opposed Plaintiff’s motion to certify the putative class. The parties have since reached an agreement in principle to resolve the matter without any admission of liability or fault on the part of the Company or any of its current or former personnel for a settlement payment of $2.8 million to be funded by the Company’s insurers. This resolution remains subject both to formal documentation of the terms of the parties’ agreement and to Court approval. The settlement is recorded within accounts payable and accrued expenses and the related insurance recoverable is recorded in accounts receivable, net, prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Putative Derivative Action Lawsuits and Stockholder Matters

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the U.S. District Court for the District of Delaware (Case No. Case No. 1:18-cv-00519) naming most of the Company's directors and executive officers at such time as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the allegations in the above-described In re Health Insurance Innovations Securities Litigation. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys' fees and costs. On June 5, 2018, the court entered an order staying the litigation pending resolution In re Health Insurance Innovations Securities Litigation, and as a result of the agreement in principle to such action as described above, the parties have scheduled a mediation for late May 2020. Otherwise, defendants intend to vigorously defend against these claims.

An individual stockholder, Melvyn Klein, filed a derivative action complaint on June 26, 2019, in the U.S. District Court for the District of Delaware naming as defendants Gavin T. Southwell, former director Michael W. Kosloske, director Paul E. Avery, director Anthony J. Barkett, director Paul Gabos, director Robert Murley, former director Bruce Telkamp, former director Sheldon Wang, and officer Michael D. Hershberger (Case No. 1:19-cv-01206). The derivative complaint asserts alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, and alleged waste of corporate assets. The factual allegations in the complaint are largely the same as the allegations in the above-described DiFalco and Daniels derivative action. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, interest, and attorneys' fees and costs. This action has been consolidated with the above-described DiFalco and Daniels actions and is subject to the stay entered into on June 5, 2018 and the above-described mediation planned for late May 2020. Otherwise the Company intends to vigorously defend against these claims.

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

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases, some styled as purported class-actions, filed by what has been determined to be serial-professional plaintiffs or serial TCPA attorneys such as those cases filed by Kenneth Moser, Robert Hossfeld, Mary Bilek, Chrisopher Bilek, Barbara Mohon, and Ken Johansen. On August 7, 2019, the U.S. District Court for the Southern District of California (Case No. 17-CV-1127) certified two classes in the Moser case, and the Company timely appealed the Court’s Order on the Motion for Class Certification. The parties are awaiting a ruling on such.

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

15. Related Party Transactions

There have been no material changes to the Related Party Transaction disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019.

16. Subsequent Events

On May 11, 2020 the Company elected to increase its borrowings under our Credit Facility to enhance our liquidity and provide maximum financial flexibility as the effects of the COVID-19 pandemic continue to evolve and impact the global financial markets. The Company withdrew the remaining available $15.0 million and the Credit Facility is fully drawn.

As further disclosed in Note 14, the Company has reached an agreement in principle to resolve the matter In re Health Insurance Innovations Securities Litigation without any admission of liability or fault on the part of the Company or any of its current or former personnel for a settlement payment of $2.8 million to be funded by the Company’s insurers. This resolution remains subject both to formal documentation of the terms of the parties’ agreement and to Court approval. The settlement is recorded within accounts payable and accrued expenses and the related insurance recoverable is recorded in accounts receivable, net, prepaid expenses and other current assets on the condensed consolidated balance sheets.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in other sections of this report that are forward-looking statements. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business, future and continued regulatory matters and compliance, and other future events or circumstances. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements, and other future events or circumstances to differ materially from the results, level of activity, performance or achievements, events or circumstances expressed or implied by the forward-looking statements, including those factors discussed in “Part I. – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and those factors discussed in “Part II – Item 1A. Risk Factors” below.

We cannot guarantee future results, level of activity, performance, achievements, events, or circumstances. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Overview

Benefytt Technologies, Inc. ("BFYT") is a Delaware corporation that was incorporated on October 26, 2012 under the name Health Insurance Innovations, Inc. and that changed its name to Benefytt Technologies, Inc, on March 6, 2020. In this quarterly report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer to Benefytt Technologies, Inc. (formerly known as Health Insurance Innovations, Inc.) and its consolidated subsidiaries. The term "HPIH" refers to our majority owned subsidiary, Health Plan Intermediaries Holdings, LLC, on a stand-alone basis. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP, LLC, TogetherHealth Insurance, LLC, and Rx Helpline, LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of BFYT.

We are a health insurance technology company that primarily engages in the development and operation of private e-commerce health insurance marketplaces, consumer engagement platforms, agency technology systems, and insurance policy administration platforms.

By leveraging existing and emerging platforms and technologies, Benefytt offers a range of Medicare-related insurance plans from many of the nation’s leading carriers as well as other types of health insurance and supplemental products that meet the needs of consumers. Benefytt’s direct-to-consumer site, HealthInsurance.com, provides seniors and Medicare-eligible consumers the ability to access powerful online comparison tools and educational resources that enable efficient self-guided navigation of available Medicare health insurance options.

COVID-19 Update

Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth or to refinance its existing credit facility currently due in May of 2022. Should the company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

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

The adoption of the revenue recognition standard (ASC 606) highlighted the seasonality of our revenues. We generally expect to recognize greater revenue in the first quarter of each year as a result of the increase in submitted policies during the open enrollment period established by the Patient Protection and Affordable Care Act ("PPACA") and continued seasonal increases in revenue during the fourth quarter due to the Medicare annual election period and PPACA open enrollment period. However, with the de-emphasis of IFP, revenue for the three months ended March 31, 2020 compared to 2019 decreased as expected.

Executive Overview of First Quarter 2020 Results

Our key metrics and financial results for 2020 are as follows:

Medicare Distribution

•	First quarter revenue from our Medicare segment was $18.9 million.

•	First quarter loss for the Medicare segment was $1.6 million.

Expected Duration Units

•	Expected duration units submitted for Medicare were 826,100 for the three months ended March 31, 2020.

IFP Sales

•	First quarter revenue from our IFP segment was $52.7 million, a decrease of 39.7%.

•	First quarter profit for the IFP segment was $8.3 million, a decrease of 10.1%.

Expected Duration Units

•	Expected duration units of submitted IFPs were 867,900 and 1.3 million, respectively for the three months ended March 31, 2020 and 2019, a decrease of 33.0%.

Financial Results

•	Revenue was $71.6 million, compared to revenue of $87.3 million in 2019, a decrease of 18.1%.

•	Net loss was $44.3 million, compared to net income of $1.3 million in 2019, a decrease of 3,426%.

•	Adjusted EBITDA was $933,000, compared to $9.3 million in 2019, a decrease of 89.9%.

•	GAAP diluted loss per share was $3.68, compared to earnings per share of $0.11 in 2019, a decrease of 3,445%.

•	Adjusted earnings per share was $0.01 compared to adjusted earnings per share of $0.43 in 2019, a decrease of 97.7%.

We continue to focus on our top initiatives: (i) expanding our entrance into the Medicare space, (ii) improving the lifetime value of policies sold, (iii) new carrier relationships, (iv) expanding compliant distribution, (v) improving the member experience, and (vi) enhancing technology.

Key Business Metrics

We rely upon the following key business metrics to evaluate our business performance and facilitate long-term strategic planning:

Revenues. Our revenues primarily consist of commissions and fees earned for the lifetime value of Medicare and IFP products issued to members, referral fees, and fees for discount benefit plans paid by members as a direct result of our enrollment services, brokerage services, member management, lead sales, or referral sales. Revenues reported by the Company are net of risk premiums remitted to insurance carriers and fees paid for discount benefit plans.

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

The following table presents expected duration units by product type:

	Expected Duration Units by Product Type
	Three Months Ended March 31,
	2020	2019	Change (%)
Medicare(1)
Medicare Advantage	774,600	—	—
Medicare Supplement	15,400	—	—
Medicare Part D	9,100	—	—
Supplementals	27,000	—	—
Total Medicare	826,100	—	—
IFP
STM <12 Months	22,100	45,000	(50.9)%
STM ≥ 12 Months	243,000	298,300	(18.5)%
Total STM	265,100	343,300	(22.8)%
Health Benefit Plans	171,200	336,700	(49.2)%
Supplementals	431,600	615,500	(29.9)%
Total IFP	867,900	1,295,500	(33.0)%
Total Expected Duration Units	1,694,000	1,295,500	30.8%

(1)	The Company did not begin selling Medicare products until the second quarter of 2019 which was marked by the acquisition of TogetherHealth on June 5, 2019.

Submitted and Approved Applications. Our submitted applications are an important input of our expected revenues when included in context with the corresponding expected average duration of the submitted application. A member may be enrolled in more than one policy or discount benefit plan simultaneously. Submitted applications will differ from the amount of approved applications. Approved applications represent the number of submitted applications that were approved by the relevant insurance carrier for the identified product during the relevant period. Medicare approved applications are calculated assuming a 92% conversion of submitted applications. We have included submitted and approved applications in this report because in conjunction with expected duration units, they are key measures used by our management to understand and evaluate our core revenue performance and trends, to prepare our annual budget and to develop short- and long-term operational plans. In particular, the inclusion of submitted and approved applications can provide as useful measures for period-to-period comparisons of our business.

The following table presents submitted applications by product type:

	Submitted Applications by Product Type
	Three Months Ended March 31,
	2020	2019	Change (%)
Medicare
Medicare Advantage	20,000	—	—
Medicare Supplement	400	—	—
Medicare Part D	200	—	—
Supplementals	700	—	—
Total Medicare	21,300	—	—
IFP
STM <12 Months	5,300	11,200	(52.7)%
STM ≥ 12 Months	23,100	29,200	(20.9)%
Total STM	28,400	40,400	(29.7)%
Health Benefit Plans	17,800	35,300	(49.6)%
Supplementals	47,400	67,700	(30.0)%
Total IFP	93,600	143,400	(34.7)%
Total Submitted Applications	114,900	143,400	(19.9)%

The following table presents approved applications by product type:

	Approved Applications by Product Type
	Three Months Ended March 31,
	2020	2019	Change (%)
Medicare
Medicare Advantage	18,400	—	—
Medicare Supplement	400	—	—
Medicare Part D	200	—	—
Supplementals	600	—	—
Total Medicare	19,600	—	—
IFP
STM <12 Months	5,300	11,200	(52.7)%
STM ≥ 12 Months	23,100	29,200	(20.9)%
Total STM	28,400	40,400	(29.7)%
Health Benefit Plans	17,800	35,300	(49.6)%
Supplementals	47,400	67,700	(30.0)%
Total IFP	93,600	143,400	(34.7)%
Total Approved Applications	113,200	143,400	(21.1)%

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

The following tables present the Constrained Lifetime Value ("CLTV") per approved application, by product type ($ in thousands):

	Three Months Ended March 31,
	2020	2019	Change (%)
Medicare(1)	$1,065	$—	—%
Short Term Medical<12 months	352	354	(0.6)%
Short Term Medical ≥12 months	832	1,019	(18.4)%
Total STM	746	843	(11.5)%
Health Benefit Plans	908	865	5.0%
Supplemental	329	329	—%

(1)
CLTV per approved application for Medicare is presented gross of customer care and enrollment expenses ("CC&E"). Including CC&E, Medicare CLTV per submitted application for the three months ended March 31, 2020 was $893.

The following tables present expense metrics per approved application, by product type ($ in thousands):

Three Months Ended March 31, 2020
Medicare variable marketing cost per approved application(1)	$672
Medicare variable CC&E cost per approved application(2)	305
Total Medicare cost per approved member	$977

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

Adjusted EBITDA. To calculate adjusted EBITDA, we calculate EBITDA, which is then further adjusted for items such as stock-based compensation and related costs, and items that are not part of regular operating activities, including tax receivable adjustments, fair value adjustments to contingent consideration, indemnity and other legal costs, and severance, restructuring, and acquisition costs. Adjusted EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operations, each as determined in accordance with GAAP. We have presented adjusted EBITDA because we consider it an important supplemental measure of our performance and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. Other companies may calculate adjusted EBITDA differently than we do. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(49,815)	$2,182
Interest expense	2,094	345
Depreciation and amortization	4,345	1,132
(Benefit) provision for income taxes	(9,606)	2,797
EBITDA	(52,982)	6,456
Loss on impairment	41,076	—
Stock-based compensation and related costs	2,707	1,861
Fair value adjustment to contingent consideration	2,881	—
Transaction costs	129	273
Indemnity and other legal costs	7,092	672
Severance, restructuring and other	30	3
Adjusted EBITDA	$933	$9,265

Adjusted Net Income. To calculate adjusted net income, we calculate net income then add back amortization (but not depreciation), interest, tax expense, items such as stock-based compensation and related costs, and other items that are not part of regular operating activities, including, tax receivable adjustments, fair value adjustments to contingent consideration, indemnity and other legal costs, severance, restructuring, and acquisition costs. From adjusted pre-tax net income, we apply a pro forma tax expense calculated at an assumed rate of 24%, which consists of the maximum federal corporate rate of 21%, with an assumed 3% state tax rate. We have included adjusted net income in this report because it is a key performance measure used by our management to understand and evaluate our core operating performance and trends and because we believe it is frequently used by analysts, investors, and other interested parties in their evaluation of the Company. Other companies may calculate this measure differently than we do. Adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or substitution for earnings per share as reported under GAAP.

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(49,815)	$2,182
Interest expense	2,094	345
Amortization	3,505	335
(Benefit) provision for income taxes	(9,606)	2,797
Loss on impairment	41,076	—
Stock-based compensation and related costs	2,707	1,861
Fair value adjustment to contingent consideration	2,881	—
Transaction costs	129	273
Indemnity and other legal costs	7,092	672
Severance, restructuring and other charges	30	3
Adjusted pre-tax income	93	8,468
Pro forma income taxes	(22)	(2,032)
Adjusted net income	$71	$6,436
Total weighted average diluted share count	13,247	15,000
Adjusted net income per share	$0.01	$0.43

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues

Revenues for the three months ended March 31, 2020 were $71.6 million, a decrease of $15.8 million, or 18.1%, compared to the same period in 2019. The decrease in revenue compared to prior year was primarily due to the increased focus on Medicare and the de-emphasis of IFP. The Company realized slightly lower revenues due to a lower response rate to marketing and advertising efforts, which the Company believes to be an indirect effect of COVID-19.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

Third-party commissions for the three months ended March 31, 2020 were $32.8 million, a decrease of $27.9 million, or 46.0%, compared to the three months ended March 31, 2019. Third-party commissions represented 45.8% of revenues for the three months ended March 31, 2020, as compared to 69.5% of revenues for the three months ended March 31, 2019. The decrease in third-party commissions was primarily due to the continued planned diversification of our revenue mix towards Medicare, which do not have an associated commissions expense.

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

SG&A expense for the three months ended March 31, 2020 was $27.9 million. This represents an increase of $12.3 million, or 79.2%, compared to the three months ended March 31, 2019. The increase in SG&A was primarily attributable to increased legal fees, staffing, training and professional fees associated with the continued expansion of the Medicare segment.

SG&A expense represented 39.1% of revenues for the three months ended March 31, 2020 and 17.9% of revenues for the three months ended March 31, 2019.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2020 was $18.5 million. This represents an increase of $15.4 million, or 502.6%.

The increase in marketing and advertising expenses was primarily attributable to the Company's Medicare segment and the up-front expense of lead generation.

Provision for Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded a benefit for income taxes of $9.6 million compared to a provision of $2.8 million, reflecting effective tax benefit/rate of 16.2% and 56.2%, respectively. See Note 11 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of March 31, 2020, we had an 92.9% economic interest in HPIH, whereas Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), two entities owned and controlled by our founder Michael Kosloske, had the remaining 7.1% economic interest in HPIH. HPI and HPIS’ interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements. During the three months ended March 31, 2020, Mr. Kosloske exchanged a total of 900,000 shares of Class B common stock and an equal number of Series B membership interests. This transaction contributed to the 6.3% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2019. See Note 10 of the Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the Exchange Agreement.

Net loss/income attributable to BFYT for the three months ended March 31, 2020, and 2019 included BFYT’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of March 31, 2020, we had $5.1 million of cash and cash equivalents. We believe that in addition to cash generated from operations and our current cash and cash equivalents, the Company will require the use of other sources of liquidity. This may include utilizing expected tax refunds, additional draws from its existing Senior Credit Facility and additional modifications to its advanced commission program, among other things. Under the Company's current Senior Credit Facility, there are specific covenants that limit the total amount of indebtedness relative to the Company's trailing twelve month Adjusted EBITDA. Such ratio maximum is currently set at 3.5X for the first and second quarter of 2020 and adjusts down to 3.0X starting in the third quarter of 2020. The Company reported a total consolidated debt to trailing twelve month Adjusted EBITDA of 2.59X for the period ended March 31, 2020 and currently expects to remain in compliance with the debt covenants. Due to the nature of the seasonality of the Company's earnings, a large percentage of which occur in the fourth quarter each year, the Company may seek an amendment to the Senior Credit Facility related to this covenant in order to provide it with increased operating flexibility throughout 2020.

Our Indebtedness

As of March 31, 2020, we had a $194.4 million outstanding balance from draws on the Senior Credit Facility and $15.0 million was available to be drawn upon. As of December 31, 2019, we had $180.3 million outstanding from draws on the revolving line of credit. The Company was in compliance with all covenants for all periods. See Note 6 to the condensed consolidated financial statements for additional details on our Senior Credit Facility.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended March 31,
	2020	2019
Cash (used in) provided by:
Operating activities	$(11,235)	$(5,744)
Investing activities	(1,930)	(424)
Financing activities	12,687	3,133

Cash Flows from Operating Activities

Cash flows from operating activities during the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 primarily due to the continuation of the advanced commission program to select distributors, and a collective decrease in both commissions payable and accounts payable, accrued and other liabilities of $16.4 million.

Cash Flows from Investing Activities

Our cash outflows from investing activities for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019 due to the $1.0 million payment of the hold-back related to the acquisition of TogetherHealth. Outflows also increased due to increased capitalization of internal-use software costs and increased purchases of property and equipment related to the relocation of the Company's corporate office.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019. This increase was primarily driven by net cash inflows from borrowings against the credit facility of $14.1 million.

Off-Balance Sheet Arrangements

Through March 31, 2020, we had not entered into any material off-balance sheet arrangements.

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

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described in Note 1 to the accompanying condensed consolidated financial statements, the Notes to the Consolidated Financial Statements included in Part IV, Item 15 and Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Critical Accounting Policies and Estimates.” There have been no material changes to the Company’s critical accounting policies and estimates since the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Note 1 to the condensed consolidated financial statements contains a discussion of recently issued accounting pronouncements and their impact or potential future impact on the Company’s financial results, if determinable, under the sub-heading “Recent Accounting Pronouncements.”

Legal and Other Contingencies

The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. The Company accrues for losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. For a further detailed discussion surrounding legal and other contingencies, see Note 14 "Commitments and Contingencies."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of COVID-19 and its negative impact on the global economy and financial markets, there have been no material changes to the Company's quantitative and qualitative disclosures about market risks as disclosed in Item 7A. "Quantitative and Qualitative Disclosures About Market Risks," in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Legal Proceedings are set forth under Note 14 "Commitments and Contingencies" included in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A—RISK FACTORS

The following presents updates and additions to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:

Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.

The global spread of COVID-19 has created significant volatility and uncertainty. While our employees currently have the ability and are encouraged to work remotely, such measures may have an impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations. Although COVID-19 is currently not material to our results of operations, there is uncertainty relating to the potential future impact on our business. The extent to which COVID-19 impacts our operations, or our ability to obtain financing should we require it, will depend on future developments which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 to treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, financial markets may not be available to the Company for raising capital in order to fund future growth or to refinance its existing credit facility currently due in May of 2022. Should the Company not be able to obtain financing when required, in the amounts necessary or under terms which are economically feasible, we may be required to reduce planned future growth and/or the scope of our operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

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

During the three months ended March 31, 2020, there were no shares repurchased under the repurchase program.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting or exercise of stock awards. During the three months ended March 31, 2020, there were 72,390 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended March 31, 2020:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2020 through January 31, 2020	52,038	$19.29	—	$75,277,082
February 1, 2020 through February 29, 2020	—	$—	—	$75,277,082
March 1, 2020 through March 31, 2020	20,352	$25.67	—	$75,277,082
Total	72,390		—

(1)	Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting or exercise of stock-based compensation awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 6, 2020.
3.2	Second Amended and Restated Bylaws of Benefytt Technologies, Inc. Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on March 6, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32**	Section 1350 Certifications
100.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Document

*    Document is filed with this Quarterly Report on Form 10-Q.
**    Document is furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFYTT TECHNOLOGIES, INC.

May 11, 2020	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 11, 2020	/s/ Erik M. Helding
ERIK M. HELDING
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)