Form 10-Q
period 2020-06-30
Benefytt Technologies, Inc.
filed 2020-08-10
CIK 1561387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
_________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Emerging growth company	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of August 5, 2020, the registrant had 13,579,927 shares of Class A common stock, $0.001 par value, outstanding and 687,667 shares of Class B common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,640	$3,771
Restricted cash	15,591	17,788
Accounts receivable, net, prepaid expenses and other current assets	4,187	2,911
Income taxes receivable	22,858	18,210
Advanced commissions, net	32,379	45,250
Contract asset	177,567	184,474
Total current assets	266,222	272,404
Long-term contract asset	190,861	209,239
Property and equipment, net	5,376	5,415
Deferred tax asset, net	4,290	—
Right-of-use assets	16,089	496
Goodwill	94,814	135,182
Intangible assets, net	21,733	28,963
Other assets	1,805	159
Total assets	$601,190	$651,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,663	$51,477
Commissions payable	85,631	97,785
Contingent consideration, current	3,611	—
Current portion of long-term debt, net	10,446	10,684
Operating lease liabilities, current	1,907	237
Other current liabilities	644	557
Total current liabilities	144,902	160,740
Commissions payable, long-term	65,208	82,369
Contingent consideration, long-term	64,234	65,171
Debt, net, long-term	195,709	167,947
Due to member	34,496	29,121
Deferred tax liability, net	—	5,722
Operating lease liabilities, long-term	14,454	224
Other liabilities	298	590
Total liabilities	519,301	511,884
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock (par value $0.001 per share, 100,000,000 shares authorized; 17,141,345 and 16,219,217 shares issued as of June 30, 2020 and December 31, 2019, respectively; 13,233,640 and 12,273,630 shares outstanding as of June 30, 2020 and December 31, 2019, respectively)	17	16
Class B common stock (par value $0.001 per share, 20,000,000 shares authorized; 1,016,667 and 1,916,667 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	1	2
Preferred stock (par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	132,623	118,465
Treasury stock, at cost (3,907,705 and 3,945,587 shares as of June 30, 2020 and December 31, 2019, respectively)	(124,740)	(127,400)
Retained earnings	58,759	110,418
Total Benefytt Technologies, Inc. stockholders’ equity	66,660	101,501
Noncontrolling interests	15,229	38,473
Total stockholders’ equity	81,889	139,974
Total liabilities and stockholders' equity	$601,190	$651,858
The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations (unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$52,106	$58,356	$123,667	$145,682
Operating expenses:
Third-party commissions	20,480	26,910	53,250	87,581
Selling, general and administrative	20,309	18,586	48,255	34,183
Loss on impairment	—	—	41,076	—
Marketing and advertising	14,262	2,787	32,715	5,849
Credit card and ACH fees	1,316	1,582	2,733	3,105
Depreciation and amortization	4,807	1,639	9,152	2,771
Total operating expenses	61,174	51,504	187,181	133,489
(Loss) income from operations	(9,068)	6,852	(63,514)	12,193

Other expense:
Interest expense	1,830	1,349	3,924	1,694
TRA expense	370	—	370	—
Fair value adjustment to acquisition contingent consideration	(207)	—	2,674	—
Other expense	—	(17)	—	—
Net (loss) income before income taxes	(11,061)	5,520	(70,482)	10,499
(Benefit) provision for income taxes	(3,434)	2,290	(13,040)	5,087
Net (loss) income	(7,627)	3,230	(57,442)	5,412
Net (loss) income attributable to noncontrolling interests	(234)	943	(5,783)	1,794
Net (loss) income attributable to Benefytt Technologies, Inc.	$(7,393)	$2,287	$(51,659)	$3,618

Per share data:
Net (loss) income per share attributable to Benefytt Technologies, Inc.
Basic	$(0.60)	$0.22	$(4.24)	$0.33
Diluted	$(0.60)	$0.20	$(4.24)	$0.30
Weighted average Class A common shares outstanding
Basic	12,353,320	10,596,833	12,188,220	10,990,474
Diluted	12,353,320	11,487,774	12,188,220	11,978,065

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
($ in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Equity, Beginning of Period	$87,933	$99,224	$139,974	$143,468
Class A Share Capital:
Beginning balance	17	15	16	14
Issuance of Class A common stock in a private offering	—	—	1	1
Issuance of Class A common stock for acquisition consideration	—	1	—	1
Ending balance	$17	$16	17	16

Class B Share Capital:
Beginning balance	$1	$2	$2	$3
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	(1)	(1)
Ending balance	$1	$2	$1	$2

Additional paid-in capital:
Beginning balance	$131,943	$93,340	$118,465	$94,194
Issuance of Class A common stock in a private offering	147	—	14,119	1,848
Issuance of Class A common stock for acquisition consideration	—	11,783	—	11,783
Issuance of Class A common stock from treasury	(1,538)	(395)	(3,055)	(402)
Issuance of restricted shares from treasury	(480)	1	(2,246)	(5,196)
Forfeitures of restricted stock held in treasury	227	—	227	587
Stock-based compensation	2,314	3,052	5,018	4,967
Contributions	10	—	95	—
Ending balance	$132,623	$107,781	$132,623	$107,781

Treasury Stock:
Beginning balance	$(125,643)	$(108,758)	$(127,400)	$(67,185)
Repurchases of Class A common stock	—	(18,644)	—	(63,916)
Class A common stock withheld in Treasury from restricted share vesting	(888)	(971)	(2,414)	(1,889)
Forfeitures of restricted stock held in treasury	(227)	—	(227)	(587)
Issuance of restricted shares from treasury	480	(1)	2,246	5,196
Issuance of Class A common stock from treasury	1,538	395	3,055	402
Ending balance	$(124,740)	$(127,979)	$(124,740)	$(127,979)

Retained Earnings:
Beginning balance	$66,152	$82,135	$110,418	$80,804
Net (loss) income	(7,393)	2,287	(51,659)	3,618
Ending balance	$58,759	$84,422	$58,759	$84,422

Equity Attributable to Non-controlling Interests:
Beginning balance	$15,463	$32,490	$38,473	$35,638
Net (loss) income attributable to non-controlling interest	(234)	943	(5,783)	1,794
Exchange of Series B Membership interest and exchange and cancellation of Class B common stock	—	—	(17,464)	(1,757)
(Distributions) contributions	—	(326)	3	(2,568)
Ending balance	15,229	33,107	15,229	33,107
Total Equity, End of Period	$81,889	$97,349	$81,889	$97,349

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(unaudited)
($ in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class A Common Shares Outstanding:
Beginning balance	13,203,527	11,512,687	12,273,630	12,387,349
Repurchases of Class A common stock	—	(630,000)	—	(1,981,241)
Issuance of Class A common stock in a private offering	—	—	900,000	125,000
Issuance of Class A common stock for acquisition consideration	—	630,000	—	630,000
Issuance of Class A common stock under equity compensation plan	22,128	288,393	22,128	538,393
Issuance of Class A common stock from treasury	47,955	12,018	95,242	12,236
Issuance of restricted shares from treasury	15,000	—	70,000	157,000
Class A common stock withheld in treasury from restricted share vesting	(45,207)	(34,845)	(117,597)	(68,545)
Forfeitures of restricted stock held in treasury	(9,763)	—	(9,763)	(21,939)
Ending balance	13,233,640	11,778,253	13,233,640	11,778,253

Class B Common Shares Outstanding:
Beginning balance	1,016,667	2,416,667	1,916,667	2,541,667
Exchange of Series B Membership interests and exchange and cancellation of Class B common stock	—	—	(900,000)	(125,000)
Ending balance	1,016,667	2,416,667	1,016,667	2,416,667

Treasury Shares Outstanding:
Beginning balance	3,915,690	3,288,137	3,945,587	2,038,475
Repurchases of Class A common stock	—	630,000	—	1,981,241
Issuance of Class A common stock from treasury	(47,955)	(12,018)	(95,242)	(12,236)
Issuance of restricted shares from treasury	(15,000)	—	(70,000)	(157,000)
Forfeitures of restricted stock held in treasury	9,763	—	9,763	21,939
Class A common stock withheld in Treasury from restricted share vesting	45,207	34,845	117,597	68,545
Ending balance	3,907,705	3,940,964	3,907,705	3,940,964

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
($ in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(57,442)	$5,412
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	4,834	4,733
Fair value adjustment to contingent acquisition consideration	2,674	—
Loss on disposal of assets	459	—
Provision for allowance for doubtful accounts	277	—
Impairment of assets	41,076	—
Depreciation and amortization	9,152	2,771
Deferred financing costs	274	—
Deferred income taxes	(8,257)	346
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, prepaid expenses and other assets	(2,922)	22
Decrease in advanced commissions	12,594	1,916
Increase in income taxes receivable	(4,648)	—
Increase in right-of-use asset	(15,593)	(625)
Decrease in contract asset	24,577	5,213
Increase (decrease) in lease liability	15,823	(544)
Decrease in accounts payable, accrued expenses and other liabilities	(7,942)	(5,025)
Decrease in commission payable	(29,315)	(19,439)
Decrease in income taxes payable, net	—	(3,739)
Increase in due to member pursuant to tax receivable agreement	275	—
Net cash used in operating activities	(14,104)	(8,959)
Investing activities:
Business acquisition: release of hold-back	(1,000)	—
Business acquisition, net of cash acquired	—	(47,319)
Capitalized internal-use software and website development costs	(1,218)	(854)
Purchases of property and equipment	(940)	(285)
Net cash used in investing activities	(3,158)	(48,458)
Financing activities:
Proceeds from borrowings under credit agreement	33,000	198,094
Payments on borrowings under credit agreement	(5,750)	(65,000)
Payments related to tax withholding for share-based compensation	(2,414)	(1,889)
Purchases of Class A common stock pursuant to share repurchase plan	—	(63,916)
Contributions (distributions)	98	(2,333)
Net cash provided by financing activities	24,934	64,956
Net increase in cash and cash equivalents, and restricted cash	7,672	7,539
Cash and cash equivalents, and restricted cash at beginning of period	21,559	25,999
Cash and cash equivalents, and restricted cash at end of period	$29,231	$33,538
The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
Supplemental Cash Flow Information (unaudited)
($ in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$47	$8,490
Interest	3,619	1,328
Non-cash investing activities:
Capitalized stock-based compensation	184	234
Non-cash financing activities:
Change in due to member related to Exchange Agreement	5,100	517
Change in deferred tax asset related to Exchange Agreement	(1,755)	(609)
Issuance of Class A common stock in a private offering related to Exchange Agreement	14,120	1,849
Exchange of Class B membership interests related to Exchange Agreement	(17,465)	(1,758)
Declared but unpaid distribution to member of Health Plan Intermediaries Holdings, LLC	—	235

The accompanying notes are an integral part of the condensed consolidated financial statements

BENEFYTT TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Benefytt Technologies, Inc. ("BFYT") is a Delaware corporation that was incorporated on October 26, 2012 under the name Health Insurance Innovations, Inc. and that changed its name to Benefytt Technologies, Inc, on March 6, 2020. In this quarterly report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer to Benefytt Technologies, Inc. (formerly known as Health Insurance Innovations, Inc.) and its consolidated subsidiaries. The term "HPIH" refers to our majority owned subsidiary, Health Plan Intermediaries Holdings, LLC, on a stand-alone basis. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP LLC, TogetherHealth Insurance LLC, and Rx Helpline LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of BFYT.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position, results of operations, stockholders' equity, and cash flows of the Company. The condensed consolidated results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2020.

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

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. Any such changes will be recognized in the condensed consolidated financial statements.

Reclassifications

Right of use assets and operating lease liabilities are now reported as separate line items on the condensed consolidated balance sheets. As of December 31, 2019, right of use assets were reported as a component of other assets and operating lease liabilities were reported as a component of other liabilities. These amounts have been reclassified to conform to the current period presentation.

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

Accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The objective of this ASU is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of the adoption of this pronouncement on our financial statements and related disclosures and have not adopted any of the temporary optional guidance.

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

The purchase price for the Interests under the Purchase Agreement was approximately $50.0 million in cash, subject to certain closing and post-closing adjustments (the "Cash Consideration"), the issuance of 630,000 shares of the Company's Class A common stock, and an earn-out agreement pursuant to which the Seller will receive payments over a five-year post-closing period equal to a percentage of the TogetherHealth's gross margin above specified thresholds. Pursuant to the Purchase Agreement, a portion of the cash consideration consisting of $2.5 million was held back by HPIH in order to fund payment of post-closing adjustments to the cash consideration and post-closing indemnification obligations of the parties. The Company has subsequently released $1.5 million, of which $1.0 million was released during the six months ended June 30, 2020. The shares issued pursuant to the Purchase Agreement are subject to lock-up agreements pursuant to which the holders thereof are restricted from selling or transferring such shares for a three-year period, subject to a release from the lock-up of one-third of the subject shares on each of the first three anniversary dates of the Purchase Agreement and subject to other release-acceleration provisions and customary exceptions.

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

The assets acquired and the liabilities assumed in the final purchase price allocation are stated at fair value based on estimates of fair value using information and assumptions available which management believes are reasonable.

The following table summarizes the allocation of the total purchase price for the acquisition ($ in thousands):

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
(2)  Final adjustments of $708,000 were made during the first quarter of 2020 due to revisions of collection estimates of policies in force. No adjustments were made during the three months ended June 30, 2020.

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

As a result of acquiring TogetherHealth, our condensed consolidated results of operations include the results of TogetherHealth since the acquisition date. TogetherHealth's revenues for the three and six months ended June 30, 2020 were $9.9 million and $26.3 million, respectively. For the three and six months ended June 30, 2020 pre-tax net loss was $4.3 million and $6.8 million, respectively. Pre-tax net loss for three and six months ended June 30, 2020 includes $3.1 million and $6.2 million of amortization expense, respectively, associated with the acquired intangible assets noted above.

Other Acquisitions

On July 29, 2019, the Company entered into a Stock Purchase Agreement to acquire the interests of a corporation, which owned and operated HealthInsurance.com. The acquisition was accounted for as a purchase of an asset and classified as an intangible asset on the condensed consolidated balance sheet.

On August 5, 2019, the Company entered into a Membership Interest Purchase Agreement with TIB Florida Holdco, Inc. to acquire 100% of the outstanding limited liability company interests of TIB, a distribution company, to complement our entrance into the business of distributing Medicare. The $22.3 million purchase price of TIB was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value with the excess purchase price of $22.2 million recorded as goodwill. This value of goodwill is primarily related to the expected results of future operations of TIB. The purchase price included an earnout, with an estimated fair value as of August 5, 2019, of $19.3 million, estimated using a risk-based probability analysis. The earnout agreement stipulates payments of $1.0 million per year for the first three years, if certain gross margin thresholds are met, plus a percentage of the acquired company's gross margin above specified thresholds for the first five years. As of August 5, 2019, management estimated the payments to be approximately $72.5 million if all conditions are satisfied; however the maximum payout is unlimited.

3. Goodwill and Intangible Assets

Except for items detailed below there have been no material changes to goodwill and intangible assets as reported within the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

During the first quarter of 2020, in conjunction with the preparation of the 2020 annual guidance, the Board of Directors approved a significant change in our overall business strategy to accelerate growth within the Medicare segment. The Company planned to de-emphasize its IFP segment while maximizing cash flows and enhancing e-commerce capabilities within IFP. By decreasing emphasis on new IFP business, the Company plans to use cash flows from the IFP segment to invest in accelerating growth of the Medicare segment.
As the Company progressed with its plans to shift toward Medicare and away from IFP, the Company decreased the number and amount of advance commissions made to certain third-party distributors while redeploying that capital to a limited number of our highest-quality IFP third-party distributors. This action in conjunction with the planned decrease in forecasted IFP revenue was deemed to be a triggering event for impairment testing. The Company performed a quantitative analysis as of February 29, 2020 using both market and income approaches (comparative company and discounted cash flow, respectively) to estimate the fair value of our reporting units. Forecasts of future cash flows were based on our best estimate of future revenues and operating expenses, based primarily on expected Company growth, pricing, market share, and general economic conditions, which at the time did not consider an estimate for the impact of COVID-19, if any. As a result of the impairment analysis, the Company determined that the carrying value of the IFP segment exceeded its fair value, such that the Company recorded a $41.1 million impairment charge to reduce goodwill which is recorded as loss on impairment on the condensed consolidated statement of operations for the six months ended June 30, 2020. The loss on impairment has no impact on operating cash flows, debt covenants or on the metrics for which the Company evaluates itself.

The changes in the carrying amounts of goodwill were as follows ($ in thousands):

	IFP	Medicare	Total
Balance as of December 31, 2019	$41,076	$94,106	$135,182
Purchase accounting measurement period adjustment	—	708	708
Goodwill impairment adjustment	(41,076)	—	(41,076)
Balance as of June 30, 2020	$—	$94,814	$94,814

Amortization expense for the three and six months ended June 30, 2020 was $3.7 million and $7.2 million, respectively. No impairment was present for definite lived intangibles as of June 30, 2020 or December 31, 2019.

4. Leases

The Company has operating leases for real estate and certain equipment. Our leases have remaining lease terms of one to seven years, some of which include options to extend the lease for five years, and some of which include options for early termination. The options however were not used in the determination of the lease term as it is not reasonably certain at this time that our renewal options will be exercised. The Company had four new operating leases; one for the Company's new corporate office and three additional leases that all commenced during the first quarter of 2020.

As of June 30, 2020 and December 31, 2019, the Company had right of use assets of approximately $16.1 million and $496,000, respectively, on the condensed consolidated balance sheet.

As of June 30, 2020, current and non-current lease liabilities were approximately $1.9 million and $14.5 million, respectively. As of December 31, 2019, current and non-current lease liabilities were approximately $237,000 and $224,000, respectively.

Operating lease expense was $777,000 and $173,000 for the three months ended June 30, 2020 and 2019, respectively. Operating lease expense was $1,282,000 and $347,000 for the six months ended June 30, 2020 and 2019, respectively. Short-term lease expense was immaterial for the three and six months ended June 30, 2020 and 2019.

The difference between the undiscounted cash flows and the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 is approximately $2.4 million compared to $30,000 as of December 31, 2019.

Supplemental cash flow information related to operating leases were as follows ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid within operating cash flows	$919	$370

The following table summarizes the maturities of operating lease liabilities as of June 30, 2020 ($ in thousands):

Remainder of 2020	$1,120
2021	2,792
2022	2,876
2023	2,654
2024	2,695
2025	2,760
Thereafter	3,789
Total lease payments	$18,686

The weighted-average remaining lease term and discount rates are as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	6.6 years	1.8 years
Weighted-average discount rate	3.95%	4.31%

As of June 30, 2020, the Company does not have any significant additional operating leases that have not yet commenced.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Carriers and vendors payable	$15,499	$17,876
Marketing and advertising costs	6,936	11,732
Professional fees	2,635	2,022
Customer care and enrollment costs	4,106	4,501
Legal fees and contingencies	8,812	5,511
Compensation and benefits	2,203	5,905
Acquisition costs	66	1,305
Other	2,406	2,625
Total accounts payable and accrued expenses	$42,663	$51,477

Accrued marketing and advertising costs decreased significantly due to the seasonality of the business surrounding Medicare's Annual Election Period. Legal fees increased as a result of the Company's heightened efforts to resolve several outstanding matters.

Legal fees are now presented as a separate line item within the above table. These fees were previously reported as a component of professional fees and have been reclassified to conform to current period presentation.

6. Debt

Except for items detailed below there have been no material changes to debt as reported within the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, we had a $207.5 million outstanding balance from draws on the Credit Facility and there was nothing available to be drawn upon. As of December 31, 2019, we had a $180.3 million outstanding balance from draws on the Credit Facility.

As of June 30, 2020, and December 31, 2019, there was $254,000 and $246,000, respectively, of accrued interest included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company requested and the lender agreed to amend the financial covenants of the Credit Facility to increase the Consolidated Total Leverage Ratio, as defined within the Credit Facility, to 3.5:1 from 3.0:1 through September 30, 2020. The Company is in compliance with all debt covenants. For further information on the Credit Facility see Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The debt maturity schedule for our long-term debt is as follows ($ in thousands):

			As of
	Issuance Date	Maturity Date	June 30, 2020	December 31, 2019	Rate
Non-current portion of line of credit	June 2019	2022	$65,000	$32,000	2.62%
Non-current portion of term loan	June 2019	2021 - 2022	131,250	136,875	2.52%
Non-current portion of unamortized debt issuance costs			(541)	(928)
			195,709	167,947
Current portion of term loan	June 2019	2020 - 2021	11,250	9,375	2.41%
Current portion of line of credit	June 2019	2020	—	2,000	—%
Current portion of unamortized debt issuance costs			(804)	(691)
			$206,155	$178,631

The aggregate contractual maturities of debt for each of the five fiscal years are as follows ($ in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025
Debt repayments	$5,625	$13,125	$188,750	$—	$—	$—

7. Stockholders’ Equity

Except for the items detailed below, there have been no material changes to Stockholders' Equity as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Tax Obligation Settlements and Treasury Stock Transactions

Treasury stock is recorded pursuant to the surrender of shares by certain employees to satisfy statutory tax withholding obligations on vested restricted stock awards and the exercise of stock appreciation rights ("SARs"). In addition, certain forfeited stock-based awards are transferred to and recorded as treasury stock, and certain restricted stock awards may have been granted from shares in Treasury.

During the three and six months ended June 30, 2020, there were 45,207 and 117,597 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of SARs exercises or vested restricted stock awards. During the three and six months ended June 30, 2019, there were 34,845 and 68,545 shares, respectively, transferred to Treasury for statutory tax withholding obligations as a result of SARs exercises or vested restricted stock awards.

During the three and six months ended June 30, 2020, there were 62,955 and 165,242 shares, respectively, that were reissued out of Treasury for issuances of stock related to a combination of exercises and grants under our Long Term Incentive Plan. During the three and six months ended June 30, 2019, there were 12,018 and 169,236 shares, respectively, that were reissued out of Treasury for issuances of stock related to a combination of exercises and grants under our Long Term Incentive Plan.

During the three and six months ended June 30, 2020, there were 9,763 shares transferred to Treasury as a result of forfeitures of stock awards. During the three months ended June 30, 2019, there were no shares transferred to Treasury as a result of forfeitures of stock awards. During the six months ended June 30, 2019, there were 21,939 shares transferred to Treasury as a result of forfeitures of stock awards

For the six months ended June 30, 2020 and 2019, there were cash outflows of $2.4 million and $1.9 million, respectively, to cover the tax obligations for the settlement of share vesting and exercises under the Company's Long Term Incentive Plan.

Share Repurchase Program

During the three and six months ended June 30, 2020, there were no repurchases of our registered Class A common stock. During the three and six months ended June 30, 2019, we repurchased 630,000 and 1,981,241 shares, respectively, of our registered Class A common stock under the share repurchase program at an average price per share of $29.57 and $32.23, respectively.

Exchange Agreement

On January 22, 2020, the sole holders of our Class B common stock, Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), two companies owned and controlled by our founder Michael Kosloske, exchanged a total of 900,000 shares of Class B common stock and an equal number of Series B membership interests for 900,000 shares of Class A common stock. This transaction contributed to a 6.4% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2019. See Note 16 within this quarterly report and Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information as it relates to the Exchange Agreement.

8. Revenue

Disaggregated Revenue

The following tables present our revenue, disaggregated by major product type and timing of revenue recognition ($ in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Sales and Marketing Services	Member Management	Total	Sales and Marketing Services	Member Management	Total
Revenue by Source
Commission revenue(1)
STM(2)	$13,204	$946	$14,150	$21,758	$1,014	$22,772
HBIP	8,323	907	9,230	14,152	1,691	15,843
Supplemental(2)	10,119	968	11,087	15,522	1,143	16,665
Medicare	15,710	—	15,710	1,203	—	1,203
Services revenue	—	567	567	—	957	957
Consumer engagement revenue	801	—	801	916	—	916
Other revenues	561	—	561	—	—	—
Total revenue	$48,718	$3,388	$52,106	$53,551	$4,805	$58,356

Timing of Revenue Recognition
Transferred at a point in time	$48,718	$—	$48,718	$53,551	$—	$53,551
Transferred over time	—	3,388	3,388	—	4,805	4,805
Total revenue	$48,718	$3,388	$52,106	$53,551	$4,805	$58,356

(1)For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.
(2)The Company changed its presentation of brokerage revenue during the fourth quarter of 2019. Previously brokerage revenue was reported as a separate line item with the disaggregated revenue table however the Company has reclassified the revenue into the respective STM or supplemental category that the brokerage sales were associated with.

The following table presents our revenue, disaggregated by major product type and timing of revenue recognition ($ in thousands):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Sales and Marketing Services	Member Management	Total	Sales and Marketing Services	Member Management	Total
Revenue by Source
Commission revenue(1)
STM(2)	$33,341	$1,881	$35,222	$53,857	$1,898	$55,755
HBIP	20,729	2,112	22,841	42,480	3,488	45,968
Supplemental(2)	25,985	1,998	27,983	37,137	2,255	39,392
Medicare	32,452	—	32,452	1,203	—	1,203
Services revenue	—	1,198	1,198	—	2,125	2,125
Consumer engagement revenue	3,082	—	3,082	1,239	—	1,239
Other revenues	889	—	889	—	—	—
Total revenue	$116,478	$7,189	$123,667	$135,916	$9,766	$145,682

Timing of Revenue Recognition
Transferred at a point in time	$116,478	$—	$116,478	$135,916	$—	$135,916
Transferred over time	—	7,189	7,189	—	9,766	9,766
Total revenue	$116,478	$7,189	$123,667	$135,916	$9,766	$145,682

(1)For the purposes of disaggregated revenue presentation, when additional Discount Benefit products are sold with an STM, HBIP, or supplemental product, the associated revenue for the Discount Benefit products are reported within the STM, HBIP, or supplemental product category depicted within the table.
(2)The Company changed its presentation of brokerage revenue during the fourth quarter of 2019. Previously brokerage revenue was reported as a separate line item with the disaggregated revenue table however the Company has reclassified the revenue into the respective STM or supplemental category that the brokerage sales were associated with.

Reassessment of Variable Consideration

After our initial estimate and constraint of variable consideration is made, in accordance with ASC 606 the Company reassesses its estimate and constraint at the end of each reporting period. As more information about the underlying uncertainties becomes known, the Company will make adjustments as required.

For IFP product sales, during the three months ended June 30, 2020, we recognized a $1.1 million increase in revenue primarily as a result of longer than expected durations related to the reassessment of variable consideration. During the six months ended June 30, 2020, we recognized a $1.9 million decrease in revenue primarily as a result of changes in estimates due to lower retention of Health Benefit Insurance Plans ("HBIP") and positive reassessments as previously described.

For Medicare product sales, adjustments to revenue during the three months ended June 30, 2020 were immaterial. During the six months ended June 30, 2020, we recognized a $1.8 million decrease in revenue due to adjusting significant measurement estimates as a result of actual amounts received on plans sold during the 2019 Medicare Annual Election Period.

Commissions Expense - In connection with the reassessment of variable consideration, the Company also had a change in estimate for the three and six months ended June 30, 2020 which decreased previously recorded commissions expense by $2.9 million and $6.1 million, respectively. The change in estimate related to lower retention on HBIP and supplemental products and the positive impact of lifetime value calculations within the prepaid commission arrangements.

Remaining Performance Obligations

As of June 30, 2020, approximately $14.5 million of member management revenue is expected to be recognized over the next 60 months from the remaining performance obligations for IFP and supplemental contracts.

9. Stock-based Compensation

No SARs or stock options were granted during the three and six months ended June 30, 2020 or 2019.

The following table summarizes restricted shares granted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted shares	37	224	92	484

The following table summarizes stock-based compensation expense ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted shares	$2,120	$2,857	$4,667	$4,624
SARs	194	195	351	343
Less amounts capitalized for internal-use software	(107)	(135)	(184)	(234)
Total	$2,207	$2,917	$4,834	$4,733

The following table summarizes unrecognized stock-based compensation expense and the remaining weighted average period over which such stock-based compensation expense is expected to be recognized as of June 30, 2020 ($ in thousands):

	Unrecognized Expense	Weighted Average Remaining Years
Restricted shares	$11,285	2.0
SARs	736	1.7
Total	$12,021

The amounts in the table above do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate.

During the three and six months ended June 30, 2020, there were 63,472 and 157,222 SARs exercised resulting in respective increases of 47,955 and 95,242 issued shares of Class A common stock. During the three and six months ended June 30, 2019 there were 152,007 and 152,632 SARs exercised resulting in respective increases of 74,195 and 74,334 shares of issued Class A common stock.

During the three and six months ended June 30, 2020 there were 500 and 1,000 SARs forfeited, respectively. During the three and six months ended June 30, 2019, there were 1,500 and 9,000 SARs forfeited, respectively.

During the three and six months ended June 30, 2020 and 2019, there were no options exercised or forfeited.

During the three and six months ended June 30, 2020, there were no restricted stock awards issued for performance shares. During the three months ended June 30, 2019, there were no restricted stock awards issued for performance shares. During the six months ended June 30, 2019 there were 147,000 restricted stock awards issued for performance shares. These awards were previously granted in which the performance metrics were contractually satisfied during the respective period.

We recognized $595,000 and $1.2 million respectively, in income tax benefits from stock-based activity for the three and six months ended June 30, 2020. We recognized income tax benefits of $293,000 and $367,000 respectively from stock-based activity for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2020, we capitalized $107,000 and $184,000, respectively, of stock-based compensation expense related to the development of internal-use software. For the three and six months ended June 30, 2019, we capitalized $135,000 and $234,000, respectively, of stock-based compensation expense related to the development of internal-use software.

See Notes 1 and 5 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on our internal-use software.

10. Net (Loss) Income per Share

The computations of basic and diluted net income per share attributable to BFYT were as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net (loss) income attributable to Benefytt Technologies, Inc.	$(7,393)	$2,287	$(51,659)	$3,618
Weighted average shares—basic	12,353,320	10,596,833	12,188,220	10,990,474
Effect of dilutive securities:
Restricted shares	—	516,900	—	537,021
SARs	—	372,202	—	448,482
Stock options	—	1,839	—	2,088
Weighted average shares—diluted	12,353,320	11,487,774	12,188,220	11,978,065
Basic net (loss) income per share attributable to Benefytt Technologies, Inc.	$(0.60)	$0.22	$(4.24)	$0.33
Diluted net (loss) income per share attributable to Benefytt Technologies, Inc.	$(0.60)	$0.20	$(4.24)	$0.30

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

The following securities were not included in the calculation of diluted net income per share because such inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted shares	672	45	697	83
SARs	246	5	285	12
Stock options	4	—	4	—

Additionally, potential common stock totaling 1,016,667 shares at June 30, 2020 and 2,416,667 shares at June 30, 2019 issuable under the exchange agreement were not included in diluted shares because such inclusion would be anti-dilutive. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the exchange agreement.

11. Income Taxes

BFYT is organized as a corporation and as of June 30, 2020, is a 92.9% owner of HPIH, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a result, HPIH is not subject to federal and in most state jurisdictions entity level income taxation; however, any taxable income or loss generated by HPIH is passed through to and included in the taxable income or loss of its members, including BFYT, on a pro rata basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including allowing companies to carryback certain Net Operating Losses (“NOLs”), increasing the amount of deductible interest, and increasing the amount of NOLs that corporations can use to offset income. The benefit and provision for income taxes for BFYT, inclusive of its allocable share of net taxable loss from HPIH, for the three and six months ended June 30, 2020 was $3.4 million and $13.0 million, respectively, resulting in an effective tax rate of 31.0% and 18.5%, respectively. The provision for income taxes for BFYT, inclusive of its allocable share of net taxable income from HPIH, for the three and six months ended June 30, 2019 was $2.3 million and $5.1 million, respectively, resulting in an effective tax provision rate of 41.5% and 48.5%, respectively.

The effective tax rate decreased primarily due to the change in the valuation allowance during three and six months ended June 30, 2020. The effective tax rate for the three and six months ended June 30, 2020 is also different than the federal statutory rate of 21% primarily due to the benefit received from the NOL carrybacks from the CARES Act and changes in the valuation allowance of HIIH.

HPIH wholly-owns HIIH, a corporation that reports its U.S. federal and state income taxes separate from BFYT due to the Company’s ownership structure. Consequently, its federal and state tax jurisdictions are separate from those of BFYT, which prevents deferred tax assets and liabilities of BFYT and HIIH from offsetting one another. The effective tax rate for each of the three and six months ended June 30, 2020 and 2019 for HIIH was 0.0%, as we continue to maintain a full valuation allowance against the net HIIH deferred tax assets.

On a standalone basis, excluding the effects of HIIH’s effective tax rate, the effective tax rate for the three and six months ended June 30, 2020 for BFYT is 27.3% and 34.2%, respectively. On a standalone basis, excluding the effects of HIIH’s effective tax rate, the effective tax rate for three and six months ended June 30, 2019 for BFYT is 39.4% and 41.2%, respectively.

The decrease compared to prior year primarily relates to the change in the valuation allowance during the three and six months ended June 30, 2020 that increased the rate off set by the Company’s discrete tax benefits primarily related to the provisions of the CARES Act, including changes allowing for NOL carryback.

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

For the three and six months ended June 30, 2020 and 2019, respectively, we did not have a balance of gross unrecognized tax benefits, and as such, no amount would favorably affect the effective income tax rate in any future periods.

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

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, advanced commissions, carriers and vendors payable, commissions payable, accounts payable and accrued expenses, and debt as of June 30, 2020 and December 31, 2019, respectively, approximate fair value because of the short-term duration of these instruments.

As of June 30, 2020, our liabilities measured at fair value were as follows ($ in thousands):

	Carrying Value	Fair Value Measurement as of June 30, 2020
	as of June 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition consideration	$67,845	$—	$—	$67,845
	$67,845	$—	$—	$67,845

The following table sets forth changes in Level 3 financial liabilities ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$68,052	$—	$65,171	$—
Fair value adjustment	(207)	—	2,674	—
Ending balance	$67,845	$—	$67,845	$—

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

The following table presents a summary of our operating results by segment ($ in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue
Medicare revenue	$16,452	$35,425
IFP revenue	35,654	88,242
Total revenue	52,106	123,667

Segment Profit
Medicare loss	(2,631)	(4,227)
IFP profit	8,869	17,244
Total segment profit	6,238	13,017

Corporate	(4,335)	(10,182)
Interest expense	(1,830)	(3,924)
Depreciation and amortization	(4,807)	(9,152)
Provision for income taxes	3,434	13,040
Loss on impairment	—	(41,076)
Stock-based compensation and related costs	(2,309)	(5,016)
Fair value adjustment to contingent consideration	207	(2,674)
Transaction costs	(23)	(151)
Tax receivable agreement liability adjustment	(370)	(370)
Indemnity and other legal costs	(3,588)	(10,679)
Severance, restructuring and other	(244)	(275)
Net loss	$(7,627)	$(57,442)

For the three and six months ended June 30, 2019, the Company did not have material operations within the Medicare segment due to the timing of the Company's entrance into Medicare associated with the acquisition of TogetherHealth on June 5, 2019. Accordingly, such profit and loss allocations by segment were not made due to immateriality.
There are no material internal revenue transactions between our operating segments. Our CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented.

14. Commitments and Contingencies

Health Plan Intermediaries, LLC

HPI and its subsidiary HPIS, which are beneficially owned by Mr. Kosloske, a former director of the Company, are deemed to be related parties of the Company by virtue of their Series B Membership Interests in HPIH, of which we are the managing member. During the six months ended June 30, 2020, HPIH did not make any cash distributions for these entities related to estimated federal or state income taxes, pursuant to the operating agreement entered into by HPIH and HPI. No amounts were accrued for estimated federal and state taxes as of June 30, 2020 or December 31, 2019. For the six months ended June 30, 2019, $677,000 in cash distributions were made for estimated federal and state income taxes. Pursuant to the operating agreement of HPIH, we determine when distributions will be made to the members of HPIH and the amount of any such distributions, except that HPIH is required by the operating agreement to make certain pro rata distributions to each member of HPIH quarterly on the basis of the assumed tax liabilities of the members. See Note 16 within this quarterly report and Note 17 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information as it relates to HPI and HPIS.

Tax Receivable Agreement

As of June 30, 2020, Series B Membership Interests, together with an equal number of shares of Class B common stock have been exchanged for a total of 7,650,000 shares of Class A common stock subsequent to the IPO. As of June 30, 2020, as a result of these exchanges, we have recorded a liability of $34.5 million pursuant to the Tax Receivable Agreement ("TRA") and is included in long-term liabilities on the accompanying condensed consolidated balance sheets. We have determined that this amount is probable of being paid based on our estimates of future taxable income. This liability represents the share of tax benefits payable to the entities beneficially owned by Mr. Kosloske, if we generate sufficient taxable income in the future. As of June 30, 2020, we have made $3.7 million of cumulative payments under the TRA. See Note 16 within this quarterly report and Note 17 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information as it relates to the TRA.

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

State Regulatory Examinations

Massachusetts Regulatory Inquiry

The Company received notification of a civil investigative demand from the Massachusetts Attorney General's Office ("MAG") on June 16, 2016. The MAG requested certain information and documents from the Company to review the Company's practices relating to its compliance with Massachusetts laws and regulations to ensure that they are neither deceptive nor constitute unfair trade practices. The Company has made various personnel available for depositions with the MAG. The MAG asked the Company to certify the completeness of the discovery responses provided to the MAG, and while the Company believes it has complied, the MAG nevertheless moved to compel additional documents and testimony from the Company. The court agreed with the MAG and ordered the Company to produce additional documents and provide further depositions. The Company's appeal against this decision was declined on administrative grounds.

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

Claims by individuals that involve independently licensed third-party insurance agencies and their agents, and independent insurance carriers, in which the Company is named as a co-defendant

In a case styled as Charles M. Butler, III and Chloe Butler v. Unified Life Ins. Co., et al., Case No. 17-cv-00050-SPW-TJC, U.S. District Court for the District of Montana (Billings Div.) ("Butler case"), in which allegations of misrepresentation and claims handling were made against an independent third-party insurance agency and an insurance carrier, the plaintiff also named the Company as a party. The Company was served on May 11, 2017 and is vigorously asserting defenses against the claims.

In a case styled as Carter v. Companion Life Insurance Company et al., Case No. 18-cv-350, U.S. District Court for the District of Alabama ("Carter complaint"), in which allegations were made against an insurance carrier relating to the handling of claims where the plaintiff also named the Company as a party. The Carter complaint was received on March 20, 2018. The Company is vigorously asserting defenses against the claims.

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

In a case styled as Aiello v. Lifeshield National Insurance Company, et al., Case No. 19-020396, in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida, dated October 10, 2019, the plaintiff alleges that needed medical care was declined, requiring him to pay out-of-pocket medical bills, and seeks reimbursement for the alleged unpaid bills and unspecified damages. The Company’s prevailed on its Motion to Dismiss on June 29, 2020 with the Court dismissing the Amended Complaint. The plaintiff has 30 days to file a second amended complaint if he wants to proceed. The Company will continue to vigorously assert defenses against any future claims.

In a case styled as Ketayi, et. al. v. Health Enrollment Group, et. al., Case No. 20-cv-01198, in the U.S. District Court for the Southern District of California, dated June 26, 2020, styled as a class action but not yet certified, plaintiffs allege misrepresentation, RICO, conspiracy and other state law claims relating to the sale of an insurance policy that allegedly did not cover hospital bills. Once served, the Company will vigorously assert defenses against the claims. In a similar case styled as Griffin, et. al. v. Benefytt Technologies, Inc. et. al., Case No. 20-cv-00630, in the U.S. District Court for the Northern District of Alabama, dated May 5, 2020, styled as a class action but not yet certified, the plaintiffs allege similar claims, and the Company will vigorously asset defenses against them.

In a case styled as Griffin, et al., v. Benefytt Technologies, Inc., Case No. 20-cv-00630, U.S. District Court for the Northern District of Alabama, dated May 5, 2020, styled as a class action but not yet certified, two plaintiffs allege misrepresentation, RICO, other claims relating to the sale of an insurance policy that allegedly did not cover medical bills. The Company is vigorously asserting defenses against the claims.

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

In November and December 2017, the Cioe Investments and Vigorito cases were transferred to the U.S. District Court for the Middle District of Florida, and on December 28, 2017, they were consolidated with the Kavra matter under the case caption, In re Health Insurance Innovations Securities Litigation, Case No. 8:17-cv-02186-EAK-MAP (M.D. Fla.). On February 6, 2018, the court appointed Robert Rector as lead plaintiff and appointed lead counsel, and lead plaintiff filed a consolidated complaint on March 23, 2018. The consolidated complaint, which dropped Patrick McNamee as a defendant and added Michael Kosloske as a defendant, largely sets forth the same factual allegations as the initially filed Securities Actions filed in September 2017 and added allegations relating to alleged materially false statements and omissions relating to the regulatory proceeding previously initiated against the Company by the Montana State Auditor, Commissioner of Securities and Insurance (the "CSI") which proceeding was dismissed on October 31, 2017. The complaint also adds allegations regarding insider stock sales by Messrs. Kosloske and Hershberger. The consolidated complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), SEC Rule 10b-5, and Section 20(a) of the Exchange Act. According to the consolidated complaint, the lead plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during a period ending September 11, 2017. On May 7, 2018, the Company and co-defendants filed a motion to dismiss all claims. On March 29, 2019, the court sua sponte ordered mandatory mediation before United States Magistrate Judge Christopher Tuite, which did not result in a settlement. On June 28, 2019, the court granted in part, and denied in part, the motion to dismiss, and dismissed all claims against Messrs. Southwell and Kosloske. Discovery commenced, and the Company opposed Plaintiff’s motion to certify the putative class. The parties reached an agreement to resolve the matter without any admission of liability or fault on the part of the Company or any of its current or former personnel for a settlement payment of $2.8 million funded by the Company’s insurers.

On February 18, 2019, a putative class action lawsuit styled Julian Keippel v. Health Insurance Innovations, Inc., Gavin Southwell, and Michael D. Hershberger, Case No. 8:19-cv-00421, was filed against the Company, its chief executive officer, and chief financial officer in the U.S. District Court for the Middle District of Florida. According to the complaint, the plaintiff in the action is seeking an undetermined amount of damages, interest, attorneys' fees, and costs on behalf of a putative class of individuals and entities that acquired shares of the Company's common stock during the period February 28, 2018 through November 27, 2018. The complaint alleges that the Company made materially false and/or misleading statements and/or material omissions during the purported class period relating to the Company's relationship with third parties, particularly Health Benefits One LLC/Simple Health Plans and affiliates. The complaint alleges that, among other things, the Company failed to disclose to investors that a substantial portion of the Company's revenues were derived from third parties who allegedly used deceptive tactics to sell the Company's products and that regulatory scrutiny of such third parties would materially impact the Company's operations. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated under the Securities Exchange Act. On May 13, 2019, the court appointed lead plaintiff Oklahoma Municipal Retirement Fund and City of Birmingham Retirement and Relief System and lead counsel Saxena White P.A. The lead plaintiff filed a consolidated amended complaint on July 19, 2019. The consolidated complaint incorporated the allegations from the first complaint and added allegations of alleged materially false or misleading statements or material omissions relating to alleged deficiencies in the Company's compliance and customer service programs and the number of complaints the Company received from consumers relating to third parties, particularly Health Benefits One LLC/Simple Health and affiliates. The complaint also adds allegations regarding insider stock sales by Messrs. Southwell and Hershberger. The plaintiffs are seeking an undetermined amount of damages, interest, attorneys' fees and costs on behalf of putative classes of individuals and entities that acquired shares of the Company's common stock during a purported class period of September 25, 2017 through April 11, 2019. On August 28, 2019, the Company moved to dismiss the action, which the court denied on November 4, 2019. The case is currently in discovery. The lead plaintiffs filed a motion for class certification on May 21, 2020, Defendants filed a response on July 2, 2020, and the lead plaintiffs’ reply is due on August 13, 2020. The Company intends to vigorously defend against these claims. While it is reasonably possible that a loss may arise from this matter, the amount of such loss is not known or estimable at this time.

In July 2020, two putative securities class actions were filed against the Company and certain of its current executive officers. The cases are styled Patrick Plumley v. Benefytt Technologies, Inc., Paul E. Avery, Robert Murley, Anthon J. Barkett, John Fichthorn, Peggy B. Scott, Gavin Southwell, Paul Gabos, Daylight Beta Parent Corp, and Daylight Beta Corp., Case No. 20-cv-01017, filed on July 28, 2020, in the United States District Court District of Delaware; and Shine v. Benefytt Technologies, Inc., Paul E. Avery, Robert Murley, Anthony J. Barkett, John Fichthorn, Peggy B. Scott, Gavin Southwell and Paul Gabos, Case No. 20-cv-05976, filed on July 31, 2020, in United States District Court Southern District of New York. Both of the foregoing actions (the “July Securities Actions”) were filed after the July 13, 2020 announcement that the Company had entered into an agreement and plan of merger with Daylight Beta Parent Corp. and Daylight Beta Corp., affiliates of Madison Dearborn Partners, LLC (collectively, “MDP”), pursuant to which, among other things, MDP has commenced a tender offer to purchase all of the Company’s outstanding Class A common stock at a price of $31.00 per share in cash, which is scheduled to expire on August 20, 2020 (the “Proposed Transaction”). Both complaints allege, among other things, violation of the Exchange Act and that the Schedule 14D-9 recommendation statement filed by the Company with the United States Securities and Exchange Commission on or about July 24, 2020 (the “Recommendation Statement”) contains material misstatements and omissions concerning the Proposed Transaction in violation of the federal securities laws. The Company intends to vigorously defend against these claims.

Putative Derivative Action Lawsuits and Stockholder Matters

Two individuals, Ian DiFalco and Dayle Daniels, filed separate but similar derivative action complaints on April 5 and April 6, 2018, respectively, in the U.S. District Court for the District of Delaware (Case No. Case No. 1:18-cv-00519) naming most of the Company's directors and executive officers at such time as defendants. The derivative complaints assert alleged violations of Section 14(a) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, alleged abuse of control, alleged gross mismanagement, and alleged waste of corporate assets. The factual allegations in the complaints are based largely on the allegations in the above-described In re Health Insurance Innovations Securities Litigation. The plaintiffs are seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, restitution, interest, and attorneys' fees and costs. The DiFalco and Daniels cases have been consolidated, and on June 5, 2018, the court entered an order staying the litigation pending resolution of the In re Health Insurance Innovations Securities Litigation. As a result of the agreement in principle to settle the Securities Litigation, a mediation was held in the Derivative Actions on May 27, 2020. The matter has not been resolved. Certain plaintiffs have moved to lift the stay and to be appointed lead plaintiff/lead counsel. Defendants’ responses to those motions are due August 31, 2020. Otherwise, defendants intend to vigorously defend against these claims. While it is reasonably possible that a loss may arise from this matter, the amount of such loss is not known or estimable at this time.

An individual stockholder, Melvyn Klein, filed a derivative action complaint on June 26, 2019, in the U.S. District Court for the District of Delaware naming as defendants Gavin D. Southwell, former director Michael W. Kosloske, director Paul E. Avery, director Anthony J. Barkett, director Paul Gabos, director Robert Murley, former director Bruce Telkamp, former director Sheldon Wang, and former officer Michael D. Hershberger (Case No. 1:19-cv-01206). The derivative complaint asserts alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged breach of fiduciary duties, alleged unjust enrichment, and alleged waste of corporate assets. The factual allegations in the complaint are largely the same as the allegations in the above-described DiFalco and Daniels derivative action. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, and an undetermined amount of damages, interest, and attorneys' fees and costs. This action has been consolidated with the above-described DiFalco and Daniels actions (collectively “Consolidated Derivative matter”) and is subject to the stay entered into on June 5, 2018. A mediation was held on May 27,2020. The matter has not been resolved. Certain plaintiffs have moved to lift the stay and to be appointed lead plaintiff/lead counsel. Defendants’ responses to those motions are due August 31, 2020. Otherwise the Company intends to vigorously defend against these claims. While it is reasonably possible that a loss may arise from this matter, the amount of such loss is not known or estimable at this time.

In November 2019, the Company received a demand letter on behalf of stockholder Rebecca Leary demanding under Section 220 of the Delaware General Corporation Law that the Company allow Ms. Leary the right to inspect certain Company documents. The letter states that Ms. Leary is making the demand to, inter alia, investigate whether the members of the Company’s Board of Directors breached their fiduciary duties in connection with an alleged failure to ensure that the Company’s sales practices complied with applicable laws and regulations. On December 6, 2019, counsel to the Company responded to the demand by, inter alia, denying that the stockholder had demonstrated a proper purpose for the inspection but agreeing to produce a limited set of documents, which were delivered to counsel to the stockholder in February 2020. On May 15, 2020, Leary filed a putative shareholder derivative complaint asserting alleged violations of Section 14(a) of the Securities Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act, and claims for alleged insider trading, breach of fiduciary duties, and for contribution and indemnification. The Plaintiff is seeking declaratory relief, direction to reform and improve corporate governance and internal procedures, disgorgement of profits realized from allegedly illegal stock sales, and an undetermined amount of damages, restitution, interest, and attorneys’ fees and costs (Rebecca Leary, derivatively on behalf of Benefytt Technologies Inc., formerly known as Health Insurance Innovations, Inc.,v. Paul E. Avery, Anthony J. Barkett, Ellen M. Duffield, John A. Fichthorn, Paul G. Gabos, Michael D. Hershberger, Michael W. Kosloske, Patrick R. McNamee, Robert S. Murley, Peggy B. Scott, Gavin D. Southwell, Bruce A. Telkamp and Sheldon Wang, Case No. 20-664 (D. Del.)). On May 19, 2020 Plaintiff in the action filed a motion for an Order Consolidating the case with the Consolidated Derivative Action, Appointing co-lead and local counsel and lifting the stay in the action. A mediation was held on May 27. 2020. The action has not been resolved. Opposition papers to Plaintiff’s motion are due August 31, 2020. Defendants intend to vigorously defend against these claims. While it is reasonably possible that a loss may arise from this matter, the amount of such loss is not known or estimable at this time.

Telephone Consumer Protection Act

The Company has received a number of private-party claims relating to telephonic-sales calls allegedly conducted by independent third-party distributors. Generally, these claims assert that the Company violated the Telephone Consumer Protection Act ("TCPA"), although the Company does not engage in the alleged activities. In fact, the Company maintains internal and external compliance staff and processes to monitor independent third-party distributor compliance. Historically, the Company has been successful at obtaining dismissals or settling the claims for immaterial amounts. The Company continues to vigorously defend itself in pending cases, some styled as purported class-actions, filed by what has been determined to be serial-professional plaintiffs or serial TCPA attorneys such as those cases filed by Kenneth Moser, Robert Hossfeld, Mary Bilek, Barbara Mohon, Hanna Thuo (filed June 4, 2020), Anthony Reo (filed April 3, 2020), and Bryan Reo (filed April 3, 2020). On August 7, 2019, the U.S. District Court for the Southern District of California (Case No. 17-CV-1127) certified two classes in the Moser case, and the Company timely appealed the Court’s Order on the Motion for Class Certification. The parties are awaiting a ruling on such.

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

Separate from the FTC case against Simple Health, a proposed class action, but not yet certified, styled as Belin et. al. v. Health Insurance Innovations, Inc., et. al., Case No. 19-cv-61430, was filed in the U.S. District Court for the Southern District of Florida on June 7, 2019. The case alleges that the Company conspired with Simple Health using a theory of the Racketeer Influenced and Corrupt Organizations Act along with other claims and seeks unspecified damages. The Company's Motion to Dismiss was partially denied and the Company intends to vigorously defend against the claims. The Company filed its Answer and Affirmative Defenses on June 22, 2020, and mediation is scheduled for August 18, 2020. The Company continues to vigorously defend against the Claims. While it is reasonably possible that a loss may arise from this matter, the amount of such loss is not known or estimable at this time.

Other matters

We enter into agreements in the ordinary course of business that may require us to indemnify other parties for claims brought by a third-party. From time to time, we have received requests for indemnification. Presently the Company is managing and responding to both formal demands and informal requests for indemnification and defense from a number of carriers related to the Company's settled market conduct examination, states' investigations into carriers relating to agent licensing, private party lawsuits, and the TCPA claims identified above. Management cannot reasonably estimate any potential losses, but these claims could result in a material liability for us.

15. Related Party Transactions

There have been no material changes to the Related Party Transaction disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019.

16. Subsequent Events

Class B Share Exchange

On July 8, 2020, HPI and HPIS exchanged a collective total of 329,000 shares of Class B common stock and an equal number of Series B membership interests for 329,000 shares of Class A common stock. This transaction resulted in a 2.3% decrease in HPI and HPIS' collective economic interest in HPIH.

Merger Agreement

On July 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Daylight Beta Parent Corp., a Delaware corporation (“Parent”), and Daylight Beta Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), each affiliates of certain investment funds advised by Madison Dearborn Partners, LLC pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer for all of the Company’s Class A Common Stock and Class B Common Stock and, following acceptance of the tendered shares, merge with and into the Company.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Parent will cause Merger Sub to commence a cash tender offer (the “Offer”) to purchase all of (i) the shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Shares”), at a price per Class A Share of $31.00, payable net to the seller in cash, without interest, subject to any required withholding taxes and (ii) the shares of the Company’s Class B Common Stock, par value $0.001 per share, at a price per Class B Share of $0.00.

Exchange Agreement
On July 12, 2020, the Company entered into an Exchange Agreement (the “2020 Exchange Agreement”) with Parent, HPI, HPIS, and together with HPI, (the “Series B Members”) and HPIH pursuant to which, among other things, on or prior to the expiry of the Offer, (i) (A) the Series B Membership Interests of HPIH held by each Series B Member will be exchanged for Class A Shares and such holders’ Class B Shares will be automatically cancelled and (B) each Series B Member will thereafter tender all Shares held or controlled by such Series B Member and its affiliates pursuant to the Offer (which Shares following such exchange will be comprised solely of Class A Shares) and (ii) the Registration Rights Agreement, dated as of February 13, 2013, between the Company and the Series B Members will be terminated pursuant to the terms of the 2020 Exchange Agreement.

TRA Termination Agreement
On July 12, 2020, the Company entered into a TRA Termination Agreement (the “TRA Termination Agreement”) with HPI, HPIS and HPIH pursuant to which, among other things, at the effective time of the merger, the TRA, dated as of February 13, 2013, among the Company, HPIH and the Series B Members will be terminated and the amount payable in connection with the merger pursuant to the TRA, which has been mutually agreed to be $40.0 million, will become payable, in each case, pursuant to the terms of the TRA Termination Agreement. Under the TRA, the Company previously agreed to make certain payments to the Series B Members based upon the reduction of the Company’s liability for U.S. federal, state and local income taxes arising from adjustments to the Company’s basis in its assets and imputed interest.
For further information on the Merger Agreement, the 2020 Exchange Agreement, or the TRA Termination Agreement, see the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 13, 2020.

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

Overview

Benefytt Technologies, Inc. ("BFYT") is a Delaware corporation that was incorporated on October 26, 2012 under the name Health Insurance Innovations, Inc. and that changed its name to Benefytt Technologies, Inc, on March 6, 2020. In this quarterly report, unless the context suggests otherwise, references to the "Company," "we," "us" and "our" refer to Benefytt Technologies, Inc. (formerly known as Health Insurance Innovations, Inc.) and its consolidated subsidiaries. The term "HPIH" refers to our majority owned subsidiary, Health Plan Intermediaries Holdings, LLC, on a stand-alone basis. The terms "HealthPocket" or "HP" refer to HealthPocket, Inc., which was acquired by HPIH on July 14, 2014 (and is now wholly owned by Health Insurance Innovations Holdings, LLC, or "HIIH," a wholly owned subsidiary of HPIH formed on December 17, 2018). The term "Benefytt Reinsurance" refers to Benefytt, LLC, a wholly owned subsidiary of HIIH which was formed on May 1, 2019. The term "TogetherHealth" collectively refers to the three subsidiaries TogetherHealth PAP LLC, TogetherHealth Insurance LLC, and Rx Helpline LLC, which were acquired by HPIH on June 5, 2019, and are all wholly owned subsidiaries of HPIH. The term "TIB" refers to Total Insurance Brokers, LLC which was acquired on August 5, 2019 and is wholly owned by HPIH. The term "ASIA" refers to American Service Insurance Agency LLC, a wholly owned subsidiary which was acquired by HPIH on August 8, 2014. HP, HIIH, Benefytt Reinsurance, TogetherHealth, TIB, and ASIA are consolidated subsidiaries of HPIH, which is a consolidated subsidiary of BFYT.

We are a health insurance technology company that primarily engages in the development and operation of private e-commerce health insurance marketplaces, consumer engagement platforms, agency technology systems, and insurance policy administration platforms.

By leveraging existing and emerging platforms and technologies, Benefytt offers a range of Medicare-related insurance plans from many of the nation's leading carriers as well as other types of health insurance and supplemental products that meet the needs of consumers. Benefytt's direct-to-consumer site, HealthInsurance.com, provides seniors and Medicare-eligible consumers the ability to access powerful online comparison tools and educational resources that enable efficient self-guided navigation of available Medicare health insurance options.

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

The adoption of the revenue recognition standard (ASC 606) highlighted the seasonality of our revenues. We generally expect to recognize greater revenue in the first quarter of each year as a result of the increase in submitted policies during the open enrollment period established by the Patient Protection and Affordable Care Act ("PPACA") and continued seasonal increases in revenue during the fourth quarter due to the Medicare annual election period and PPACA open enrollment period. However, with the de-emphasis of IFP, revenue for the three and six months ended June 30, 2020 compared to 2019 decreased as expected.

Executive Overview of Second Quarter 2020 Results

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Our key metrics and financial results for the second quarter of 2020 are as follows:

Medicare Distribution

•Revenue from our Medicare segment was $16.5 million for the three months ended June 30, 2020.

•The Medicare segment reported a loss of $2.6 million for the three months ended June 30, 2020.

Expected Duration Units

•Expected duration units submitted for Medicare were 736,100 for the three months ended June 30, 2020.

IFP Sales

•Second quarter revenue from our IFP segment was $35.7 million, a decrease of 38.9%.

•Second quarter income for the IFP segment was $8.9 million, a decrease of 35.8%.

Expected Duration Units

•Expected duration units of submitted IFPs were 525,100 and 988,000, respectively, for the three months ended June 30, 2020 and 2019, a decrease of 46.9%.

Financial Results

•Revenue was $52.1 million, compared to revenue of $58.4 million in 2019, a decrease of 10.7%.

•Net loss was $7.6 million, compared to net income of $3.2 million in 2019, a decrease of 336%.

•Adjusted EBITDA was $1.9 million, compared to $13.8 million in 2019, a decrease of 86.2%.

•GAAP diluted loss per share was $0.60, compared to earnings per share of $0.20 in 2019, a decrease of 400%.

•Adjusted earnings per share was $0.05 compared to adjusted earnings per share of $0.71 in 2019, a decrease of 93.0%.

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

The following table presents expected duration units by product type:

	Expected Duration Units by Product Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (%)	2020	2019	Change (%)
Medicare(1)
Medicare Advantage	684,000	—	—%	1,469,000	—	—%
Medicare Supplement	15,200	—	—%	30,700	—	—%
Medicare Part D	11,300	—	—%	20,500	—	—%
Supplementals	25,600	—	—%	53,400	—	—%
Total Medicare	736,100	—	—%	1,573,600	—	—%
IFP
STM <12 Months	12,200	38,400	(68.2)%	34,269	83,370	(58.9)%
STM ≥ 12 Months	159,600	207,400	(23.0)%	426,644	505,697	(15.6)%
Total STM	171,800	245,800	(30.1)%	460,913	589,067	(21.8)%
Health Benefit Plans	81,200	270,600	(70.0)%	270,300	607,200	(55.5)%
Supplementals	272,100	471,600	(42.3)%	676,000	570,500	18.5%
Total IFP	525,100	988,000	(46.9)%	1,407,213	1,766,767	(20.4)%
Total Expected Duration Units	1,261,200	988,000	27.7%	2,980,813	1,766,767	68.7%

(1)For the three and six months ended June 30, 2019, the Company did not have material operations within the Medicare segment due to the timing of the Company's entrance into Medicare associated with the acquisition of TogetherHealth on June 5, 2019. Accordingly, the comparative period has been excluded due to immateriality.

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

The following table presents submitted applications by product type:

	Submitted Applications by Product Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (%)	2020	2019	Change (%)
Medicare(1)
Medicare Advantage	17,700	—	—%	37,900	—	—%
Medicare Supplement	400	—	—%	800	—	—%
Medicare Part D	300	—	—%	500	—	—%
Supplementals	700	—	—%	1,300	—	—%
Total Medicare	19,100	—	—%	40,500	—	—%
IFP
STM <12 Months	3,000	9,700	(69.1)%	8,300	20,800	(60.1)%
STM ≥ 12 Months	16,300	20,000	(18.5)%	39,400	49,200	(19.9)%
Total STM	19,300	29,700	(35.0)%	47,700	70,000	(31.9)%
Health Benefit Plans	9,300	30,800	(69.8)%	27,100	66,100	(59.0)%
Supplementals	31,900	55,900	(42.9)%	79,300	123,600	(35.8)%
Total IFP	60,500	116,400	(48.0)%	154,100	259,700	(40.7)%
Total Submitted Applications	79,600	116,400	(31.6)%	194,600	259,700	(25.1)%

(1)For the three and six months ended June 30, 2019, the Company did not have material operations within the Medicare segment due to the timing of the Company's entrance into Medicare associated with the acquisition of TogetherHealth on June 5, 2019. Accordingly, the comparative period has been excluded due to immateriality.

The following table presents approved applications by product type:

	Approved Applications by Product Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (%)	2020	2019	Change (%)
Medicare(1)
Medicare Advantage	16,300	—	—%	34,900	—	—%
Medicare Supplement	400	—	—%	700	—	—%
Medicare Part D	300	—	—%	500	—	—%
Supplementals	600	—	—%	1,200	—	—%
Total Medicare	17,600	—	—%	37,300	—	—%
IFP
STM <12 Months	3,000	9,700	(69.1)%	8,300	20,800	(60.1)%
STM ≥ 12 Months	16,300	20,000	(18.5)%	39,400	49,200	(19.9)%
Total STM	19,300	29,700	(35.0)%	47,700	70,000	(31.9)%
Health Benefit Plans	9,300	30,800	(69.8)%	27,100	66,100	(59.0)%
Supplementals	31,900	55,900	(42.9)%	79,300	123,600	(35.8)%
Total IFP	60,500	116,400	(48.0)%	154,100	259,700	(40.7)%
Total Approved Applications	78,100	116,400	(32.9)%	191,400	259,700	(26.3)%

(1)For the three and six months ended June 30, 2019, the Company did not have material operations within the Medicare segment due to the timing of the Company's entrance into Medicare associated with the acquisition of TogetherHealth on June 5, 2019. Accordingly, the comparative period has been excluded due to immateriality.

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

The following table presents the CLTV per approved application, by product type ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change (%)	2020	2019	Change (%)
Medicare(1)	$1,143	$—	—%	$1,102	$—	—%
Short Term Medical<12 months	371	267	39.0%	370	417	(11.3)%
Short Term Medical ≥12 months	732	655	11.8%	796	1,070	(25.6)%
Total STM	676	549	23.1%	724	887	(18.4)%
Health Benefit Plans	778	614	26.7%	878	842	4.3%
Supplemental	281	329	(14.6)%	310	334	(7.2)%

(1)CLTV per approved application for Medicare is presented gross of customer care and enrollment expenses ("CC&E"). Including CC&E, Medicare CLTV per submitted application for the three and six months ended June 30, 2020 was $879 and $886, respectively.

The following table presents expense metrics per approved application, by product type ($ in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Medicare variable marketing cost per approved application(1)	$680	$676
Medicare variable CC&E cost per approved application(2)	504	399
Total Medicare cost per approved member(3)	$1,184	$1,075

(1)Medicare variable marketing cost per approved application includes direct costs incurred in member acquisition for all Medicare products from our direct marketing partners and online advertising channels divided by Medicare approved applications in each period.
(2)Medicare CC&E cost per approved application includes compensation and benefits costs for personnel engaged in assistance to applicants during the enrollment process divided by Medicare approved applications in each period. CC&E costs include amounts netted against revenue for certain Medicare BPO relationships.
(3)For the three and six months ended June 30, 2019, the Company did not have material operations within the Medicare segment due to the timing of the Company's entrance into Medicare associated with the acquisition of TogetherHealth on June 5, 2019. Accordingly, the comparative period has been excluded due to immateriality.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(7,627)	$3,230	$(57,442)	$5,412
Interest expense	1,830	1,349	3,924	1,694
Depreciation and amortization	4,807	1,639	9,152	2,771
(Benefit) provision for income taxes	(3,434)	2,290	(13,040)	5,087
EBITDA	(4,424)	8,508	(57,406)	14,964
Loss on impairment	—	—	41,076	—
Stock-based compensation and related costs	2,309	2,987	5,016	4,849
Fair value adjustment to contingent consideration	(207)	—	2,674	—
Transaction costs	23	1,086	151	1,360
Tax receivable agreement liability adjustment	370	—	370	—
Indemnity and other legal costs	3,588	903	10,679	1,575
Severance, restructuring and other	244	338	275	341
Adjusted EBITDA	$1,903	$13,822	$2,835	$23,089

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

The following table presents a reconciliation of net income to adjusted net income and adjusted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(7,627)	$3,230	$(57,442)	$5,412
Interest expense	1,830	1,349	3,924	1,694
Amortization	3,740	864	7,245	1,199
(Benefit) provision for income taxes	(3,434)	2,290	(13,040)	5,087
Loss on impairment	—	—	41,076	—
Stock-based compensation and related costs	2,309	2,987	5,016	4,849
Fair value adjustment to contingent consideration	(207)	—	2,674	—
Tax receivable agreement liability adjustment	370	—	370	—
Transaction costs	23	1,086	151	1,360
Indemnity and other legal costs	3,588	903	10,679	1,575
Severance, restructuring and other charges	244	338	275	341
Adjusted pre-tax income	836	13,047	928	21,517
Pro forma income taxes	(201)	(3,131)	(223)	(5,164)
Adjusted net income	$635	$9,916	$705	$16,353
Total weighted average diluted share count	13,370	13,903	13,309	14,863
Adjusted net income per share	$0.05	$0.71	$0.05	$1.10

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenues

Revenues for the three months ended June 30, 2020 were $52.1 million, a decrease of $6.3 million, or 10.7%, compared to the same period in 2019. Revenues for the six months ended June 30, 2020 were $123.7 million, a decrease of $22.0 million, or 15.1%, compared to the same period in 2019.

The decrease in revenue compared to prior year was primarily due to the increased focus on Medicare and the de-emphasis of IFP. The Company realized slightly lower Medicare revenues due to a lower response rate to marketing and advertising efforts, which the Company believes to be an indirect effect of COVID-19.

Third-party Commissions

Our third-party commissions consist of fees and commissions paid to third-party distributors for selling our products to members. Third-party commissions, as a percentage of revenue, will vary based on the mix of sales between AgileHealthInsurance.com and our third-party distributors.

Third-party commissions for the three months ended June 30, 2020 were $20.5 million, a decrease of $6.4 million, or 23.9%, compared to the three months ended June 30, 2019. Third-party commissions for the six months ended June 30, 2020 were $53.3 million, a decrease of $34.3 million, or 39.2%, compared to the six months ended June 30, 2019.

Third-party commissions represented 39.3% of revenues for the three months ended June 30, 2020, as compared to 46.1% of revenues for the three months ended June 30, 2019. Third-party commissions represented 43.1% of revenues for the six months ended June 30, 2020, as compared to 60.1% of revenues for the six months ended June 30, 2019.

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

SG&A expense for the three months ended June 30, 2020 was $20.3 million. This represents an increase of $1.7 million, or 9.3%, compared to the three months ended June 30, 2019. SG&A expense for the six months ended June 30, 2020 was $48.3 million. This represents an increase of $14.1 million, or 41.2%, compared to the six months ended June 30, 2019. The increase in SG&A was primarily attributable to increased legal fees, staffing, training and professional fees associated with the continued expansion of the Medicare segment.

SG&A expense represented 39.0% of revenues for the three months ended June 30, 2020 and 31.8% of revenues for the three months ended June 30, 2019. SG&A expense represented 39.0% of revenues for the six months ended June 30, 2020 and 23.5% of revenues for the six months ended June 30, 2019.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended June 30, 2020 was $14.3 million. This represents an increase of $11.5 million, or 412%. Marketing and advertising expense for the six months ended June 30, 2020 was $32.7 million. This represents an increase of $26.9 million, or 459%. The increase in marketing and advertising expenses was primarily attributable to the Company's Medicare segment and the up-front expense of lead generation.

Marketing and advertising expense represented 27.4% of revenues for the three months ended June 30, 2020 and 4.8% of revenues for the three months ended June 30, 2019. Marketing and advertising expense represented 26.5% for the six months ended June 30, 2020 and 4.0% of revenues for the six months ended June 30, 2019.

Provision for Income Taxes

For the three months ended June 30, 2020 and 2019, we recorded a benefit for income taxes of $3.4 million compared to a provision of $2.3 million, reflecting effective tax benefit/rate of 31.0% and 41.5%, respectively. For the six months ended June 30, 2020 and 2019, we recorded a benefit for income taxes of $13.0 million compared to a provision of $5.1 million, reflecting effective tax benefit/rate of 18.5% and 48.5%, respectively.

See Note 11 of the accompanying condensed financial statements for further information on income taxes and the effective tax rates.

Noncontrolling Interest

We are the sole managing member of HPIH and have 100% of the voting rights and control. As of June 30, 2020, we had an 92.9% economic interest in HPIH, whereas Health Plan Intermediaries, LLC (“HPI”) and Health Plan Intermediaries Sub, LLC (“HPIS”), two entities owned and controlled by our founder Michael Kosloske, had the remaining 7.1% economic interest in HPIH. HPI and HPIS’ interest in HPIH is reflected as a noncontrolling interest in our accompanying condensed consolidated financial statements. During the six months ended June 30, 2020, Mr. Kosloske exchanged a total of 900,000 shares of Class B common stock and an equal number of Series B membership interests. This transaction contributed to the 6.3% decrease in HPI and HPIS' collective economic interest in HPIH since December 31, 2019. See Note 10 of the Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the Exchange Agreement.

Net loss/income attributable to BFYT for the three and six months ended June 30, 2020 and 2019 included BFYT’s share of its consolidated entities’ net income and loss.

Liquidity and Capital Resources

General

As of June 30, 2020, we had $13.6 million of cash and cash equivalents. We believe that in addition to cash generated from operations and our current cash and cash equivalents, the Company will require the use of other sources of liquidity within the next 12 months. This may include utilizing expected tax refunds and additional modifications to our advanced commission program, among other things. Under the Company's current Senior Credit Facility, there are specific covenants that limit the total amount of indebtedness relative to the Company's trailing twelve month Consolidated EBITDA, as defined within the Credit Facility. The Company requested and the lender agreed to amend the financial covenants of the Credit Facility to increase the Consolidated Total Leverage Ratio, as defined within the Credit Facility, to 3.5:1 from 3.0:1 through September 30, 2020. The Company is in compliance with all debt covenants. For further information on the Credit Facility see Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Our Indebtedness

As of June 30, 2020, we had a $207.5 million outstanding balance from draws on the Senior Credit Facility and there was no remaining balance available to be drawn upon. As of December 31, 2019, we had $180.3 million outstanding from draws on the revolving line of credit. The Company was in compliance with all covenants for all periods. See Note 6 to the condensed consolidated financial statements for additional details on our Senior Credit Facility.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by:
Operating activities	$(14,104)	$(8,959)
Investing activities	(3,158)	(48,458)
Financing activities	24,934	64,956

Cash Flows from Operating Activities

Cash flows from operating activities during the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 primarily due to the increased costs associated with marketing and advertising due to the expansion into Medicare, and increased corporate spend, including legal and professional fees, and payroll.

Cash Flows from Investing Activities

Our cash outflows from investing activities for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 as the prior year reflects the cash outflows related to the acquisition of TogetherHealth. Outflows related to purchases of property and equipment were $940,000 which increased over the prior year largely due to costs associated with the relocation of the Company's corporate office.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 primarily driven by the prior year's net borrowings against the credit facility of $133.1 million compared to the current year's net borrowing of $27.3 million. In the prior year, cash provided by financing activities was decreased by $64.0 million due to repurchases of the Company's Class A common stock.

Off-Balance Sheet Arrangements

Through June 30, 2020, we had not entered into any material off-balance sheet arrangements.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There were no unregistered sales of equity securities during the six months ended June 30, 2020.

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

During the six months ended June 30, 2020, there were no shares repurchased under the repurchase program.

Employee Awards

Pursuant to certain restricted stock award agreements, we allow the surrender of restricted shares by certain employees to satisfy statutory tax withholding obligations on the vesting or exercise of stock awards. During the six months ended June 30, 2020, there were 117,597 shares withheld to satisfy statutory tax withholding on vested restricted stock awards.

The following table sets forth information with respect to repurchases of shares of our Class A common stock during the fiscal quarter ended June 30, 2020:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2020 through April 30, 2020	—	$—	—	$75,277,082
May 1, 2020 through May 31, 2020	11,239	$23.83	—	$75,277,082
June 1, 2020 through June 30, 2020	33,968	$18.64	—	$75,277,082
Total	45,207		—

(1)Includes shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting or exercise of stock-based compensation awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 12, 2020, by and among Benefytt Technologies, Inc., Daylight Beta Parent Corp. and Daylight Beta Corp. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 13, 2020.

10.1
Exchange Agreement, dated as of July 12, 2020, by and among Daylight Beta Parent Corp., Health Plan Intermediaries, LLC, Health Plan Intermediaries Sub, LLC, Benefytt Technologies, Inc. and Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 13, 2020.

10.2
TRA Termination Agreement, dated as of July 12, 2020, by and among Health Plan Intermediaries, LLC, Health Plan Intermediaries Sub, LLC, Benefytt Technologies, Inc. and Health Plan Intermediaries Holdings, LLC. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 13, 2020.

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

BENEFYTT TECHNOLOGIES, INC.

August 10, 2020	/s/ Gavin D. Southwell
GAVIN D. SOUTHWELL
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 10, 2020	/s/ Erik M. Helding
ERIK M. HELDING
CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER
(PRINCIPAL FINANCIAL OFFICER)